Form 10-K
period 2006-12-31
Freedom Acquisition Holdings, Inc.
filed 2007-03-27
CIK 1365790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2006
Commission File Number 001-33217
Freedom Acquisition Holdings, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	20-5009693
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)
1114 Avenue of the Americas, 41st Floor
New York, New York 10036
(Address of principal executive offices)
(212) 380-2230
(Registrant’s telephone number, including area code)

Securities to be registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered

Units, each consisting of one share of Common Stock, $0.0001 par value, and one Warrant	American Stock Exchange

Common Stock included in the Units	American Stock Exchange

Warrants included in the Units	American Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.
☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☐ Accelerated filer	☒ Non-accelerated filer
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).
Yes ☒ No ☐
The aggregate market value of the voting common stock held by non-affiliates of the registrant computed by reference to the closing sales price for the registrant’s common stock on March 23, 2007, as reported on the American Stock Exchange was approximately $502,128,000. (The registrant became subject to the reporting requirements of the Exchange Act in December 2006 and, therefore, is not able to provide information about the market value as of the end of the second quarter of 2006.)
In determining the market value of the voting stock held by any non-affiliates, shares of common stock of the registrant beneficially owned by directors, officers and holders of more than 10% of the outstanding shares of common stock of the registrant have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares of common stock outstanding as of March 23, 2007 was 64,800,003.

Forward-Looking Statements
     This report, and the information incorporated by reference in it, include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our forward-looking statements include, but are not limited to, statements regarding our expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:
•	ability to complete a combination with one or more target businesses;

•	success in retaining or recruiting, or changes required in, our management or directors following a business combination;

•	potential inability to obtain additional financing to complete a business combination;

•	limited pool of prospective target businesses;

•	potential change in control if we acquire one or more target businesses for stock;

•	public securities’ limited liquidity and trading;

•	failure to list or the delisting of our securities from the American Stock Exchange or an inability to have our securities listed on the American Stock Exchange following a business combination;

•	use of proceeds not in trust or available to us from interest income on the trust account balance; or

•	financial performance.
          The forward-looking statements contained or incorporated by reference in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us and speak only as of the date of such statement. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.
          References in this report to “we,” “us” or “our company” refer to Freedom Acquisition Holdings, Inc. References to “public stockholders” refer to purchasers of our securities by persons other than our founders in, or subsequent to, our initial public offering.

PART I
ITEM 1. Business
General
          We are a Delaware blank check company formed on June 8, 2006 to complete a business combination with one or more operating businesses. Our efforts in identifying a prospective target business are not limited to a particular industry.
          A registration statement for our initial public offering was declared effective on December 21, 2006. On December 28, 2006, we sold 48,000,000 units in our initial public offering, and on January 24, the underwriters for our initial public offering purchased an additional 4,800,000 units pursuant to an over-allotment option. Each unit consists of one share of common stock and one warrant. Each warrant entitles the holder to purchase one share of our common stock at a price of $7.50 commencing on the later of our consummation of a business combination or December 21, 2007, provided in each case that there is an effective registration statement covering the shares of common stock underlying the warrants in effect. The warrants expire on December 21, 2011, unless earlier redeemed. Our sponsors, Berggruen Holdings North America Ltd., which we refer to as Berggruen Holdings, and Marlin Equities II, LLC, which we refer to as Marlin Equities, purchased in equal amounts an aggregate of 4,500,000 warrants at a price of $1.00 per warrant ($4.5 million in the aggregate) in a private placement that occurred immediately prior to our initial public offering. In addition, Berggruen Holdings and Marlin Equities agreed to purchase in equal amounts an aggregate of 5,000,000 units at a price of $10.00 per unit ($50.0 million in the aggregate) in a private placement that will occur immediately prior to our consummation of a business combination.
          We received net proceeds of approximately $512.6 million from our initial public offering (including proceeds from the exercise by the underwriters of their over-allotment option) and sale of the sponsors’ warrants. Of those net proceeds, approximately $18.0 million is attributable to the portion of the underwriters’ discount which has been deferred until our consummation of a business combination. The net proceeds were deposited into a trust account and will be part of the funds distributed to our public stockholders in the event we are unable to complete a business combination. Unless and until a business combination is consummated, the proceeds held in the trust account will not be available to us. For a more complete discussion of our financial information, see the section appearing elsewhere in our Annual Report on Form 10-K entitled “Selected Financial Data.”
Business Strategy
          We have identified the following criteria and guidelines that we believe are important in evaluating prospective target businesses. We use these criteria and guidelines in evaluating acquisition opportunities. However, we may decide to enter into a business combination with a target business that does not meet these criteria and guidelines.
•	Established Companies with Proven Track Records. We seek to acquire established companies with sound historical financial performance. We typically focus on companies with a history of strong operating and financial results and we do not intend to acquire start-up companies.

•	Companies with Strong Free Cash Flow Characteristics. We seek to acquire companies that have a history of strong, stable free cash flow generation. We focus on companies that have predictable, recurring revenue streams and an emphasis on low working capital and capital expenditure requirements.

•	Strong Competitive Industry Position. We seek to acquire businesses that operate within industries that have strong fundamentals. The factors we consider include growth prospects, competitive dynamics, level of consolidation, need for capital investment and barriers to entry. Within these industries, we focus on companies that have a leading market position. We analyze the strengths and weaknesses of target businesses relative to their competitors, focusing on product quality, customer loyalty, cost impediments associated with customers switching to competitors, patent protection and brand positioning. We seek to acquire businesses that demonstrate advantages when compared to their competitors, which may help to protect their market position and profitability and deliver strong free cash flow.

•	Experienced Management Team. We seek to acquire businesses that have strong, experienced management teams. We focus on management teams with a proven track record of driving revenue growth, enhancing profitability and generating strong free cash flow. We believe that the operating expertise of our founding shareholders will complement, not replace the target’s management team.

•	Diversified Customer and Supplier Base. We seek to acquire businesses that have a diversified customer and supplier base. Companies with a diversified customer and supplier base are generally better able to endure economic downturns, industry consolidation, changing business preferences and other factors that may negatively impact their customers, suppliers and competitors.
Competitive Advantages
          We believe that we have the following competitive advantages over other entities with business objectives similar to ours:
          Management Expertise
          We believe Berggruen Holdings is well positioned to source a business combination as a result of its extensive infrastructure which includes eight offices and a network of investment professionals worldwide. Although none of these investment professionals, other than Mr. Berggruen, are employees of ours, and although we have no offices located outside of New York, Berggruen Holdings has agreed to make four investment professionals located at the Berggruen Holdings’ offices in New York, Los Angeles and London available at no cost to us to actively source an acquisition for us. Berggruen Holdings is industry opportunistic and has a bias towards positive cash flow with respect to the investment opportunities that it sources. In addition, Berggruen Holdings has over 20 years experience sourcing and executing investment opportunities in businesses through leveraged buyouts, public market securities, distressed situations and balance sheet restructurings. We expect the strength of Berggruen Holdings’ sourcing network to create unique opportunities for non-auction sourced deals. In connection with such acquisitions, Berggruen Holdings was not subject to the conflict of interest procedures described elsewhere in this report that we are subject to.
          Marlin Equities is an investment vehicle majority owned by its managing member, Martin E. Franklin, the chairman of our board of directors, and Ian G.H. Ashken the other principal member who has been Mr. Franklin’s business partner for over 15 years. Mr. Franklin has over 20 years of experience in numerous businesses and has been involved in originating, structuring, negotiating, managing and consummating more than 75 transactions. Mr. Franklin is the chairman and chief executive officer of Jarden Corporation, a broad based consumer products company. At Jarden, Mr. Franklin has overseen more than 10 acquisitions, ranging in size from less than $10 million to approximately $850 million, with combined revenues as of December 31, 2005 of over $3 billion. We have entered into an agreement with Mr. Franklin whereby we have acknowledged that Mr. Franklin has committed to Jarden’s Board of Directors that we will be seeking transactions outside of those that fit within Jarden’s publicly announced acquisition criteria and that we will not interfere with Mr. Franklin’s obligations to Jarden. Mr. Franklin also committed to Jarden’s

Board of Directors that in order to avoid the potential for a conflict, prior to us pursuing any acquisition transaction that Jarden might consider, Mr. Franklin would first confirm with an independent committee of Jarden’s Board of Directors that Jarden was not interested in pursuing the potential acquisition opportunity. If the independent committee concludes that Jarden was interested in that opportunity, we would not continue with that transaction.
          Prior to their involvement with Jarden, Messrs. Franklin and Ashken had extensive executive experience in running public companies. Mr. Franklin held the positions of Chairman and CEO of Lumen Technologies, Inc. (formerly BEC Group, Inc.), an NYSE listed company, from May 1996 to March 1998, and of its predecessor, Benson Eyecare Corporation, from October 1992 to May 1996, of which he was also President from November 1993 to May 1996. In 1992, Benson Eyecare Corporation was the highest performing stock on the American Stock Exchange and posted positive returns every year prior to its sale in 1996. Mr. Franklin was also Executive Chairman of Lumen Technologies from March 1998 until its sale in December 1998. Mr. Franklin served as executive chairman of Bollé Inc., an American Stock Exchange listed company, from July 1997 until its sale in February 2000. Both Lumen Technologies and Bollé were spin-offs from Benson Eyecare. In addition, during the last five years Mr. Franklin served as a non-executive director of Specialty Catalog Corp., from 1994 to 2004, of Bally Total Fitness from March 2003 to April 2004, and of Guideline, Inc. from November 2001 to December 2005. Mr. Franklin currently serves on the boards of Apollo Investment Corp. and Kenneth Cole Productions, Inc. Marlin Equities does not have any portfolio companies. Therefore, Mr. Franklin does not have any potential conflict of interests with any entity other than Jarden Corporation, the conflict of interests procedures for which are described elsewhere in this report.
          None of Mr. Berggruen, Mr. Franklin or any individuals and entities associated with them are required to commit any specified amount of time to our affairs and, accordingly, they have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring or performing the related due diligence.
          Deal sourcing network
          We believe that the extensive network of private equity sponsor relationships as well as relationships with management teams of public and private companies, investment bankers, attorneys and accountants developed by the principals of Berggruen Holdings and Marlin Equities, and their respective investment professionals or members described below, provide us with significant business combination opportunities. However, in each of these cases, our ability to benefit from these extensive relationships is limited by the conflict of interest procedures which require that (i) if a business opportunity is competitive with a Berggruen Holdings portfolio company, it must first be presented to such company before it is made available to us and (ii) if a business opportunity fits within Jarden Corporation’s publicly announced acquisition criteria, it must first be presented to Jarden before it is made available to us. Since Marlin Equities was a newly formed investment vehicle whose first investment was in us, it does not have any operations and its network, relationships and contacts that we benefit from will be the network, relationships and contacts of Mr. Franklin.
          Disciplined Acquisition Approach
          Our sponsors will use the same disciplined approach in acquiring target businesses on our behalf as they use in connection with their private equity investing. Accordingly, we seek to reduce the risks posed by the acquisition of a target business by:
•	focusing on companies with leading market positions and strong cash flow;

•	engaging in extensive due diligence from the perspective of a long-term investor; and

•	investing at low price to cash flow multiples.
          Assistance from Berggruen Holdings’ Employees
          In addition to Mr. Berggruen and Mr. Franklin, we expect the Berggruen Holdings’ employees noted below to help identify target companies and assist with the due diligence of the target company for us. None of these individuals are required to commit any specified amount of time to our affairs. Berggruen Holdings has agreed to make these individuals available at no cost to us. Pursuant to this agreement, supporting us is part of the employment duties of such individuals to Berggruen Holdings.
          Jared S. Bluestein has served as the Chief Operating Officer of Berggruen Holdings since June 1996 and has been involved in the execution and oversight of over 40 direct investments in the United States and Europe. He plays a key role in Berggruen’s buyout activities, investment sourcing, portfolio oversight and firm administration. Mr. Bluestein also serves on the board of directors of Bonded Services Inc., Desa International, Hoover Treated Wood Products, Inc., FGX International Holdings Limited and Apex Design Technology. Mr. Bluestein holds degrees in Finance and International Business from The Pennsylvania State University.
          William Hallisey joined Berggruen Holdings in March 2004. He previously managed private equity and venture investments for companies in the ING Group based in New York including ING Capital and ING Direct. These investments encompass a broad range of industries including financial services, health care, technology, media and telecom. Prior to that, Mr. Hallisey was a senior executive with investment banking and management responsibilities at both Furman Selz and ING Barings. Earlier he had private equity, real estate and fixed income asset management responsibilities for companies in the Xerox Financial Services group (Xerox Life, Van Kampen mutual funds and Xerox Credit). Mr. Hallisey led acquisitions for the GE Capital Services consumer area. He also has strategic consulting experience with the LEK partnership in Boston. He graduated from Stanford University and holds an MBA from Harvard Business School.
          Eric Hanson joined Hanson PLC (no relation) where he was the VP of acquisitions in the USA until 1986. After leaving Hanson, he became President of International Proteins Corporation, a company which he built through acquisitions before selling off the various parts. In 1992 he joined MacAndrews & Forbes where he was involved in a number of M & A transactions. He led the management buyout of the MasterCraft Boat Company, and joined Berggruen Holdings in May 2000. He is a director of Hoover Treated Wood Products, Inc., Bonded Services Ltd and Global Supply Chain Finance AG. Mr. Hanson holds a MA from Cambridge University and a Masters in Business Administration from INSEAD.
          Jennifer D. Stewart joined Berggruen Holdings in 2005. She was previously a founding partner of The 180 Group where she invested $110 million of equity capital in a diverse range of industries, including health care practice management, aerospace, specialty retail, and both branded and unbranded consumer goods. Prior to The 180 Group, Ms. Stewart worked at Bear Stearns Merchant Banking and was involved in the group’s investment, portfolio oversight, and institutional fundraising activities. Prior to Bear Stearns Merchant Banking, Ms. Stewart held several operating positions at Exxon. Ms. Stewart earned her BS Chemical Engineering degree, with Honors and High Distinction, from The Pennsylvania State University and MBA from Harvard Business School. She is currently a director of The Mexmil Company, Lee Cooper, Apex Design Technology and FGX International Holdings, Ltd.

Effecting a Business Combination
          General
          We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to utilize the net cash proceeds of our initial public offering and sale of our sponsors’ warrants, our capital stock, debt or a combination of these as the consideration to be paid in a business combination. While substantially all of the net proceeds of our initial public offering are allocated to completing a business combination, the proceeds are not otherwise designated for more specific purposes. Accordingly, there is no current basis for shareholders to evaluate the specific merits or risks of one or more target businesses. If the business combination is paid for using stock or debt securities, we may apply the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the acquired business or businesses, the payment of principal or interest due on indebtedness incurred in consummating our initial business combination, to fund the purchase of other companies, or for working capital. We may engage in a business combination with a company that does not require significant additional capital but is seeking a public trading market for its shares, and which wants to merge with an already public company to avoid the uncertainties associated with undertaking its own public offering. These uncertainties include time delays, compliance and governance issues, significant expense, a possible loss of voting control, and the risk that market conditions will not be favorable for an initial public offering at the time its initial public offering is ready to be sold. We may seek to effect a business combination with more than one target business, although our limited resources may serve as a practical limitation on our ability to do so. Additionally, although it is unlikely that we will do so, we may seek to effect a business combination with a publicly traded mid-cap company. In this event, we would face higher legal, printing and solicitation agent fees than we would if we were to effect a business combination with a private company.
          We are currently in the process of identifying and evaluating targets for an initial transaction. We have not entered into any definitive business combination agreement.
          Prior to consummation of a business combination, we seek to have all vendors, prospective target businesses or other entities that we may engage, which we refer to as potential contracted parties or a potential contracted party, execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders. There is no assurance that we will be able to get waivers from our vendors and there is no assurance that such waivers will be enforceable by operation of law or that creditors would be prevented from bringing claims against the trust. In the event that a potential contracted party were to refuse to execute such a waiver, we will execute an agreement with that entity only if our management first determines that we would be unable to obtain, on a reasonable basis, substantially similar services or opportunities from another entity willing to execute such a waiver. Examples of instances where we may engage a third party that refused to execute a waiver would be the engagement of a third party consultant whose particular expertise or skills are believed by management to be superior to those of other consultants that would agree to execute a waiver or a situation where management does not believe it would be able to find a provider of required services willing to provide the waiver. If a potential contracted party refuses to execute such a waiver, Mr. Berggruen and Mr. Franklin have agreed that they will be personally liable to cover the potential claims made by such party but only if, and to the extent, that the claims would otherwise reduce the trust account proceeds payable to our public stockholders in the event of a liquidation. Under these circumstances, our board of directors, a majority of which are independent directors, would have a fiduciary obligation to our stockholders to bring a claim against Messrs. Berggruen and Franklin to enforce their liability obligation.
          Subject to the requirement that a target business or businesses have a fair market value of at least 80% of the sum of the balance in the trust account plus the proceeds of the co-investment (excluding deferred underwriting discounts and commissions of approximately $18.0 million) at the time of our initial business combination, we have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses. Accordingly, there is no current basis for shareholders to evaluate the possible merits or risks of the target business with which we may ultimately complete a business combination. Although our management will assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely impact a target business.
          We intend to focus on potential target businesses with valuations between $500 million and $1.5 billion. We believe that our available working capital, together with the issuance of additional equity and/or the issuance of debt, would support the acquisition of such a target business. The mix of additional equity and/or debt would depend on many factors. The proposed funding for any such business combination would be disclosed in the proxy statement relating to the required shareholder approval.
          Sources of target businesses
          We anticipate that target businesses may be brought to our attention from various unaffiliated parties such as investment banking firms, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and similar sources. We may also identify a target business through management’s contacts within the private equity industry. We will not acquire an entity that is either a portfolio company of, or has otherwise received a financial investment from, our sponsors or their affiliates. Neither we, Mr. Berggruen nor our directors have given, or will give, any consideration to entering into a business combination with companies affiliated with our founders, Mr. Berggruen or our directors. While Mr. Berggruen is not committed to spending any specified amount of time on our business and our directors have no commitment to spend any specified amount of time in identifying or performing due diligence on potential target businesses, Mr. Berggruen and Mr. Franklin believe that the relationships they have developed over their careers in the private equity industry may generate a number of potential target businesses that will warrant further investigation.
          We may pay fees or compensation to third parties for their efforts in introducing us to potential target businesses. Such payments are typically, although not always, calculated as a percentage of the dollar value of the transaction. We have not anticipated use of a particular percentage fee, but instead will seek to negotiate the smallest reasonable percentage fee consistent with the attractiveness of the opportunity and the alternatives, if any, that are then available to us. We may make such payments to entities we engage for this purpose or entities that approach us on an unsolicited basis. Payment of finders’ fees is customarily tied to consummation of a transaction and certainly would be tied to a completed transaction in the case of an unsolicited proposal. Although it is possible that we may pay finders’ fees in the case of an uncompleted transaction, we consider this possibility to be extremely remote. In no event will we pay any of Mr. Berggruen or our directors or any entity with which they are affiliated any finder’s fee or other compensation for services rendered to us prior to or in connection with the consummation of a business combination. Any such fees or compensation would be paid out of interest earned on the trust account balance. In addition, none of Mr. Berggruen or our directors will receive any finder’s fee, consulting fees or any similar fees from any person or entity in connection with any business combination involving us. Following such business combination, however, Mr. Berggruen and our other directors may receive compensation or fees including compensation approved by the board of directors for Mr. Berggruen if he remains an officer following such business combination or customary director’s fees for our directors that remain following such business combination. Mr. Berggruen and our other directors have advised us that they will not take an offer regarding their compensation or fees following a business combination into consideration when determining which target businesses to pursue.

          Selection of a target business and structuring of a business combination
          Subject to the requirement that our initial business combination must be with a target business with a fair market value that is at least 80% of the sum of the balance in the trust account plus the proceeds of the co-investment (excluding deferred underwriting discounts and commissions of approximately $18.0 million) at the time of such business combination, our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business. If our initial business combination involves a transaction in which we acquire less than a 100% interest in the target company, the value of that interest that we acquire will be equal to at least 80% of the sum of the balance in the trust account (excluding deferred underwriting discounts and commissions) plus the proceeds of the co-investment. In all instances, we would be the controlling shareholder of the target company. The key factors that we will rely on in determining controlling shareholder status would be our acquisition of at least 51% of the voting equity interests of the target company and control of the majority of any governing body of the target company. We will not consider any transaction that does not meet such criteria.
          In evaluating a prospective target business, our management will primarily consider the criteria and guidelines set forth above under the caption “Business Strategy.” In addition, our management will consider, among other factors, the following:
•	financial condition and results of operations;

•	growth potential;

•	brand recognition and potential;

•	experience and skill of management and availability of additional personnel;

•	capital requirements;

•	competitive position;

•	barriers to entry by competitors;

•	stage of development of the business and its products or services;

•	existing distribution arrangements and the potential for expansion;

•	degree of current or potential market acceptance of the products or services;

•	proprietary aspects of products and the extent of intellectual property or other protection for products or formulas;

•	impact of regulation on the business;

•	regulatory environment of the industry;

•	seasonal sales fluctuations and the ability to offset these fluctuations through other business combinations, introduction of new products, or product line extensions; and

•	costs associated with effecting the business combination.

          These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management to our business objective. In evaluating a prospective target business, we expect to conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as review of financial and other information which will be made available to us.
          The time required to select and evaluate a target business and to structure and complete the business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. We will not pay any finders or consulting fees to Mr. Berggruen or our directors, or any of their respective affiliates, for services rendered to or in connection with a business combination.
          Fair market value of target business or businesses
          The initial target business or businesses with which we combine must have a collective fair market value equal to at least 80% of the sum of the balance in the trust account plus the proceeds of the co-investment (excluding deferred underwriting discounts and commissions of approximately $18.0 million) at the time of such business combination.
          In contrast to many other companies with business plans similar to ours that must combine with one or more target businesses that have a fair market value equal to 80% or more of the acquiror’s net assets, we will not combine with a target business or businesses unless the fair market value of such entity or entities meets a minimum valuation threshold of 80% of the sum of the balance in the trust account plus the proceeds of the co-investment (excluding deferred underwriting discounts and commissions of approximately $18.0 million). We have used this criterion to provide investors and our management team with greater certainty as to the fair market value that a target business or businesses must have in order to qualify for a business combination with us. The determination of net assets requires an acquiror to have deducted all liabilities from total assets to arrive at the balance of net assets. Given the on-going nature of legal, accounting, stockholder meeting and other expenses that will be incurred immediately before and at the time of a business combination, the balance of an acquiror’s total liabilities may be difficult to ascertain at a particular point in time with a high degree of certainty. Accordingly, we have determined to use the valuation threshold of 80% of the sum of the balance in the trust account plus the proceeds of the co-investment (excluding deferred underwriting discounts and commissions of approximately $18.0 million) for the fair market value of the target business or businesses with which we combine so that our management team will have greater certainty when selecting, and our investors will have greater certainty when voting to approve or disapprove a proposed combination with, a target business or businesses that will meet the minimum valuation criterion for our initial business combination.
          The fair market value of a target business or businesses will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential sales, the values of comparable businesses, earnings and cash flow, and book value. If our board is not able to independently determine that the target business has a sufficient fair market value to meet the threshold criterion, we will obtain an opinion from an unaffiliated, independent investment banking firm which is a member of the NASD with respect to the satisfaction of such criterion. Any such opinion will be included in our proxy soliciting materials furnished to our stockholders in connection with a business combination, and that such independent investment banking firm will be a consenting expert. We will not be required to obtain an opinion from an investment banking firm as to the fair market value of the business if our board of directors independently determines that the target business or businesses has sufficient fair market value to meet the threshold criterion.
          Although there is no limitation on our ability to raise funds privately or through loans that would allow us to acquire a company with a fair market value greater than 80% of the sum of the balance in the trust account plus the proceeds of the co-investment, no such financing arrangements have been entered into or contemplated with any third parties to raise such additional funds through the sale of securities or otherwise.
          Issuance of additional debt or equity
          Although not required to do so, we intend to focus on potential target businesses with valuations between $500 million and $1.5 billion. We believe that our available working capital would support the acquisition of such a target business. To consummate such an acquisition we would need to raise additional equity and/or incur additional debt financing. As the valuation of the proposed target business moves from the lower end to the higher end of that range, a greater amount of such additional equity or debt would be required. The mix of debt or equity would be dependent on nature of the potential target business, including its historical and projected cash flow and its projected capital needs. It would also depend on general market conditions at the time including prevailing interest rates and debt to equity coverage ratios. For example, capital intensive businesses usually require more equity and mature businesses with steady historical cash flow may sustain higher debt levels than growth companies.
          We believe that it is typical for private equity firms and other financial buyers to use leverage to acquire operating businesses. Such debt is often in the form of both senior secured debt as well as subordinated debt, which may be available from a variety of sources. Banks and other financial institutions may provide senior or senior secured debt based on the target company’s cash flow. Mezzanine debt funds or similar investment vehicles may provide additional funding on a basis that is subordinate to the senior or secured lenders. Such instruments typically carry higher interest rates and are often accompanied by equity coverage such as warrants. We cannot assure you that such financing would be available on acceptable terms, if at all. The proposed funding for any such business combination would be disclosed in the proxy statement relating to the required shareholder approval.
          Lack of business diversification
          While we may seek to effect business combinations with more than one target business, our initial business combination must be with one or more target businesses whose collective fair market value is at least equal to 80% of the sum of the balance in the trust account plus the proceeds of the co-investment (excluding deferred underwriting discounts and commissions of approximately $18.0 million) at the time of such business combination, as discussed above. Consequently, we expect to complete only a single business combination, although this may entail a simultaneous combination with several operating businesses at the same time. At the time of our initial business combination, we may not be able to acquire more than one target business because of various factors, including complex accounting or financial reporting issues. For example, we may need to present pro forma financial statements reflecting the operations of several target businesses as if they had been combined historically.
          A simultaneous combination with several target businesses also presents logistical issues such as the need to coordinate the timing of negotiations, proxy statement disclosure and closings. In addition, if conditions to closings with respect to one or more of the target businesses are not satisfied, the fair market value of the business could fall below the required fair market value threshold of 80% of the sum of the balance in the trust account plus the proceeds of the co-investment (excluding deferred underwriting discounts and commissions of approximately $18.0 million).

          Accordingly, while it is possible that we may attempt to effect our initial business combination with more than one target business, we are more likely to choose a single target business if all other factors appear equal. This means that for an indefinite period of time, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By consummating a business combination with only a single entity, our lack of diversification may:
•	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after a business combination, and

•	cause us to depend on the marketing and sale of a single product or limited number of products or services.
          If we complete a business combination structured as a merger in which the consideration is our stock, we would have a significant amount of cash available to make add-on acquisitions following our initial business combination.
          Limited ability to evaluate the target business’ management
          Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting a business combination with that business, we cannot assure you that our assessment of the target business’ management will prove to be correct. In addition, we cannot assure you that the future management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of Mr. Berggruen and our other directors, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following a business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to a business combination. Moreover, we cannot assure you that Mr. Berggruen and our other directors will have significant experience or knowledge relating to the operations of the particular target business.
          Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.
          Limited available information for privately-held target companies
          In accordance with our acquisition strategy, we will likely seek a business combination with one or more privately-held companies. Generally, very little public information exists about these companies, and we will be required to rely on the ability of Mr. Berggruen and our other directors to obtain adequate information to evaluate the potential returns from investing in these companies. If we are unable to uncover all material information about these companies, then we may not make a fully informed investment decision, and we may lose money on our investments.
          Limited resources and significant competition for business combinations
          We will encounter intense competition from entities having a business objective similar to ours, including private equity groups and leveraged buyout funds, as well as operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience in identifying and completing business combinations. A number of these competitors possess greater technical, financial, human and other resources than we do. Our limited financial resources may have a negative effect on our ability to compete in acquiring certain sizable target businesses. Further, because we must obtain stockholder approval of a business combination, this may delay the consummation of a transaction, while our obligation to redeem for cash the shares of common stock held by public stockholders who elect redemption may reduce the financial resources available for a business combination. Our outstanding warrants and the future dilution they potentially represent may not be viewed favorably by certain target businesses. In addition, if our initial business combination entails a simultaneous purchase of several operating businesses owned by different sellers, we may be unable to coordinate a simultaneous closing of the purchases. This may result in a target business seeking a different buyer and our being unable to meet the threshold requirement that the target business has, or target businesses collectively have, a fair market value equal to at least 80% of the sum of the balance in the trust account plus the proceeds of the co-investment (excluding deferred underwriting discounts and commissions of approximately $18.0 million) at the time of such combination.
          Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. We cannot assure you that we will be able to successfully compete for an attractive business combination. Additionally, because of these factors, we cannot assure you that we will be able to effectuate a business combination within the required time periods. If we are unable to find a suitable target business within such time periods, we will dissolve and liquidate.
          Opportunity for stockholder approval of business combination
          Prior to the consummation of our initial business combination, we will submit the transaction to our stockholders for approval, even if the nature of the acquisition is such as would not ordinarily require stockholder approval under applicable state law. If a majority of the shares of our common stock are not voted in favor of a proposed initial business combination, we may continue to seek other target businesses with which to effect our initial business combination that meet our business combination criteria until June 28, 2008, the date that is 18 months after the consummation of our initial public offering (or December 28, 2008, the date that is 24 months after the consummation of our initial public offering, if a letter of intent, agreement in principle or definitive agreement has been executed by June 28, 2008 but as to which a combination has not yet been consummated). In connection with seeking stockholder approval of a business combination, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Exchange Act, which, among other matters, will include a description of the operations of the target business and audited historical financial statements of the target business based on U.S. generally accepted accounting principles.
          In connection with the vote required for any business combination, each of our founders has agreed to vote its respective shares of common stock acquired by it prior to our initial public offering in accordance with the majority of the shares of common stock voted by the public stockholders. As a result, if a majority of the shares of stock voted by the public stockholders are voted for the business combination, our founders may not exercise their redemption rights with respect to common stock acquired before our initial public offering. Each of our founders has also agreed that it will vote any shares it purchases in the open market in or after our initial public offering in favor of a business combination. As a result, if our founders acquire shares in or after our initial public offering, they must vote those shares in favor of the proposed initial business combination with respect to those shares, and will therefore not be eligible to exercise redemption rights for those shares. We will proceed with the business combination only if a majority of the shares of our common stock are voted in favor of the business combination and public stockholders owning less than 20% of the shares sold in our initial public offering exercise their redemption rights. Voting against the business combination alone will not result in redemption of a stockholder’s shares for a pro rata share of the trust account. To do so, a stockholder must have also exercised the redemption rights described below. In addition, if within 90 days before the expiration of such 18 or 24 month period, as the case may be, we seek approval from our stockholders to consummate a business combination, the proxy statement related to such business combination will also seek stockholder approval for our board’s recommended dissolution and plan of distribution in the event our stockholders do not approve such business combination or if such business combination is not consummated for other reasons. The requirements that we seek stockholder approval before effecting our initial business combination and not consummate our initial business combination if public stockholders owning 20% or more of the shares sold in our initial public offering exercise their redemption rights below, are set forth in Article FIFTH of our amended and restated certificate of incorporation, which requires, in addition to the vote of our board of directors required by Delaware law, the affirmative vote of at least 80% of the voting power of our outstanding voting stock to amend. Management will not request that the board consider such a proposal to eliminate or amend this provision. In addition, we will not seek stockholder approval to extend this 18 or 24 month period, as the case may be.
          Redemption rights
          Each public stockholder has the right to have such stockholder’s shares of common stock redeemed for cash if the stockholder votes against the business combination and the business combination is approved and completed. The actual per-share redemption price will be equal to the aggregate amount then on deposit in the trust account, before payment of deferred underwriting discounts and commissions and including accrued interest, net of any income taxes on such interest, which shall be paid from the trust account, and net of interest income of up to $3.9 million previously released to us to fund our working capital requirements (calculated as of two business days prior to the consummation of the proposed business combination), divided by the number of shares sold in our initial public offering. The initial per-share redemption price would be approximately $9.71, or $0.29 less than the per-unit offering price of $10.00. The proceeds held in trust may be subject to claims which would take priority over the claims of our public stockholders and, as a result, the per-share liquidation price could be less than $9.71 due to claims of such creditors. If our founders acquire shares in or after our initial public offering, each of our founders has agreed that it must vote such shares in favor of a business combination, meaning that Mr. Berggruen and our other directors cannot exercise redemption rights that are exercisable by our public stockholders. An eligible stockholder may request redemption at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against the business combination and the business combination is approved and completed. If a stockholder votes against the business combination but fails to properly exercise its redemption rights, such stockholder will not have its shares of common stock redeemed for its pro rata distribution of the trust account. Any request for redemption, once made, may be withdrawn at any time up to the date of the meeting. The funds to be distributed to stockholders who elect redemption will be distributed as promptly as practicable after consummation of a business combination. Public stockholders who cause us to redeem their stock into their share of the trust account will still have the right to exercise the warrants that they received as part of the units. We will not complete our proposed initial business combination if public stockholders owning 20% or more of the shares sold in our initial public offering exercise their redemption rights. We intend to structure and consummate any potential business combination in a manner such that 19.99% of our public stockholders voting against our initial business combination could cause us to redeem their shares of common stock for a pro rata share of the aggregate amount then on deposit in the trust account, and the business combination could still go forward.
          The initial redemption price will be approximately $9.71 per share. As this amount is lower than the $10.00 per unit offering price and it may be less than the market price of the common stock on the date of redemption, there may be a disincentive on the part of public stockholders to exercise their redemption rights.
          Dissolution and liquidation if no business combination
          Pursuant to the terms of the trust agreement between us and Continental Stock Transfer & Trust Company, if we do not complete a business combination by June 28, 2008, or by December 28, 2008 if the extension criteria described below have been satisfied, we will dissolve and as promptly as practicable return and liquidate all funds from our trust account only to our public stockholders, as part of our dissolution and plan of distribution and in accordance with the applicable provisions of the Delaware General Corporation Law. The liquidating distribution to public stockholders will consist of an aggregate sum equal to the amount in the trust fund, inclusive of any interest not previously released to us less the amount of taxes paid, if any, on interest earned and will be made in proportion to our public stockholders’ respective equity interests. In the event we seek stockholder approval for our dissolution and plan of distribution and do not obtain such approval, we will nonetheless continue to pursue stockholder approval for our dissolution. Pursuant to the terms of our amended and restated certificate of incorporation, our powers following the expiration of the permitted time periods for consummating a business combination will automatically thereafter be limited to acts and activities relating to dissolving and winding up our affairs, including liquidation. Pursuant to the trust agreement governing such funds, the funds held in our trust account may not be distributed except upon our dissolution and, unless and until such approval is obtained from our stockholders, the funds held in our trust account will not be released (other than in connection with the funding of working capital, a redemption or a business combination as described elsewhere in this report). Consequently, holders of a majority of our outstanding stock must approve our dissolution in order to receive the funds held in our trust account and, other than in connection with a redemption or a business combination, the funds will not be available for any other corporate purpose. As promptly as practicable upon the later to occur of (i) the approval by our stockholders of our plan of distribution or (ii) the effective date of such approved plan of distribution, we will liquidate our trust account to our public stockholders. Concurrently, we shall pay, or reserve for payment, from interest released to us from the trust account if available, our liabilities and obligations. As more fully described below, each of Mr. Berggruen and Mr. Franklin has agreed that, if we dissolve prior to the consummation of a business combination, they will be personally liable to ensure that the proceeds in the trust account are not reduced by such liabilities and obligations.
          Each of our founders has agreed to waive its rights to participate in any liquidation of our trust account or other assets with respect to its founders’ common stock and to vote their founders’ common stock in favor of any dissolution and plan of distribution which we submit to a vote of stockholders. There will be no distribution from the trust account with respect to our warrants, which will expire worthless if we are liquidated. As the proceeds from the sale of the co-investment units will not be received by us until immediately prior to our consummation of a business combination, these proceeds will not be deposited into the trust account and will not be available for distribution to our public stockholders in the event of a dissolution and liquidation.
          We estimate that our total costs and expenses for implementing and completing a stockholder-approved dissolution and plan of distribution will be between $75,000 and $125,000. This amount includes all costs and expenses relating to filing our dissolution in the State of Delaware, the winding up of our company, printing and mailing a proxy statement, holding a stockholders’ meeting relating to the approval by our stockholders of our dissolution and plan of distribution, legal fees and other filing fees. We believe that there should be sufficient funds available from the interest earned on the trust account and released to us as working capital, to fund the $75,000 to $125,000 in costs and expenses.
          If we were unable to conclude an initial business combination and expended all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, net of income taxes payable on such interest and net of up to $3.9 million in interest income on the trust account balance previously released to us to fund working capital requirements, the initial per-share liquidation price would be $9.71, or $0.29 less than the per-unit offering price of $10.00. The per share liquidation price includes approximately $18.0 million in deferred underwriting discounts and commissions that would also be distributable to our public stockholders.

          The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would be prior to the claims of our public stockholders. Although we seek to have all vendors, prospective target businesses or other entities we engage execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account, including but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with a claim against our assets, including the funds held in the trust account. If any third party refused to execute an agreement waiving such claims to the monies held in the trust account, we would perform an analysis of the alternatives available to us if we chose not to engage such third party and evaluate if such engagement would be in the best interest of our stockholders if such third party refused to waive such claims. Examples of possible instances where we may engage a third party that refused to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a provider of required services willing to provide the waiver. In any event, our management would perform an analysis of the alternatives available to it and would only enter into an agreement with a third party that did not execute a waiver if management believed that such third party’s engagement would be significantly more beneficial to us than any alternative. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason.
          Each of Mr. Berggruen and Mr. Franklin has agreed that, if we dissolve prior to the consummation of a business combination, they will be personally liable to ensure that the proceeds in the trust account are not reduced by the claims of various vendors that are owed money by us for services rendered or contracted for or products sold to us, or claims of other parties with which we have contracted, including the claims of any prospective target that has not executed a waiver and with which we have entered into a written letter of intent, confidentiality or non-disclosure agreement with respect to a failed business combination with such prospective target. However, we cannot assure you that either Mr. Berggruen or Mr. Franklin will be able to satisfy those obligations. Under these circumstances, our board of directors, a majority of which are independent directors, would have a fiduciary obligation to our stockholders to bring a claim against Messrs. Berggruen and Franklin to enforce their liability obligation. Neither Mr. Berggruen nor Mr. Franklin will be personally liable to pay any of our debts and obligations except as provided above. Accordingly, we cannot assure you that due to claims of creditors the actual per-share liquidation price will not be less than $9.71, plus interest, net of income taxes payable on such interest and net of interest income of up to $3.9 million on the trust account balance previously released to us to fund working capital requirements. Additionally, if we do not complete an initial business combination and the trustee must distribute the balance of the trust account, the underwriters have agreed that (i) on our liquidation they will forfeit any rights or claims to their deferred underwriting discounts and commissions, including any accrued interest thereon, then in the trust account and (ii) the deferred underwriting discounts and commission will be distributed on a pro rata basis among the public stockholders, together with any accrued interest thereon and net of income taxes payable on such interest.
          If we enter into either a letter of intent, an agreement in principle or a definitive agreement to complete a business combination prior to June 28, 2008, but are unable to complete the business combination by such date, then we will have an additional six months in which to complete the business combination contemplated by the letter of intent, agreement in principle or definitive agreement. If we are unable to do so by December 28, 2008, we will be dissolved and liquidated as described in the first paragraph of this subsection. Upon notice from us, the trustee of the trust account will commence liquidating the investments constituting the trust account and will turn over the proceeds to our transfer agent for distribution to our public stockholders. Our instruction to the trustee will be given promptly after the later to occur of (i) the approval by our stockholders of our dissolution and plan of distribution or (ii) the effective date of such approved dissolution and plan of distribution.
          Our public stockholders shall be entitled to receive funds from the trust account only in the event of our dissolution or if the stockholders seek to have us redeem their respective shares for cash upon a business combination which the stockholder voted against and which is actually completed by us. In no other circumstances shall a stockholder have any right or interest of any kind to or in the trust account. Prior to our completing an initial business combination or liquidating, we are permitted only to have released from the trust account interest income to pay taxes and of up to $3.9 million to fund our working capital requirements.
          If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, and we apply to the Court of Chancery for approval of such reasonable provisions of claims, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred if a proceeding with respect to such claim is not brought by the third anniversary of the dissolution (or such longer period directed by the Delaware Court of Chancery). Although we will seek stockholder approval for our dissolution and plan of distribution providing for the liquidation of the trust account to our public stockholders, we do not intend to comply with the procedures set forth in Section 280 of the Delaware General Corporation Law. Because we will not be complying with Section 280, we will seek stockholder approval of a plan of distribution complying with Section 281(b) of the Delaware General Corporation Law that will reasonably provide for our payment, based on facts known to us at such time, of (i) all existing claims, including those that are contingent, (ii) all pending proceedings to which we are a party and (iii) all claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors that we engage (such as accountants, lawyers, investment bankers, etc.) or potential target businesses. As described above, we seek to have all vendors that we engage, prospective target businesses and other entities execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result, the claims that could be made against us should be significantly limited and the likelihood that any claim that would result in any liability extending to the trust is minimal.
          Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the funds held in our trust account will be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to claims of third parties with priority over the claims of our public stockholders. To the extent bankruptcy claims deplete the trust account, we cannot assure you we will be able to return to our public stockholders the liquidation amounts due them.
          We expect that all costs associated with the implementation and completion of our dissolution and plan of distribution (currently estimated to be between $75,000 and $125,000 if not done in connection with a shareholder vote with respect to a potential business combination) as well as funds for payments to creditors, if any, will be funded by the interest earned on the trust account released to us, although we cannot give you assurances that there will be sufficient funds for such purposes.
          We currently believe that any dissolution and plan of distribution subsequent to the expiration of the 18 and 24 month deadlines would proceed in approximately the following manner:
•	our board of directors will, consistent with its obligations described in our amended and restated certificate of incorporation and Delaware law, consider a resolution for us to dissolve and consider a plan of distribution which it may then vote to recommend to our stockholders; at such time it will also cause to be prepared a preliminary proxy statement setting out such plan of distribution as well as the board’s recommendation of such plan;

•	upon such deadline, we would file our preliminary proxy statement with the SEC;

•	if the SEC does not review the preliminary proxy statement, then, not less than 10 days following the passing of such deadline, we will mail the proxy statements to our stockholders, and 30 days following the passing of such deadline we will convene a meeting of our stockholders, at which they will either approve or reject our dissolution and plan of distribution; and

•	if the SEC does review the preliminary proxy statement, we currently estimate that we will receive their comments 30 days following the passing of such deadline. We will mail the proxy statements to our stockholders following the conclusion of the comment and review process (the length of which we cannot predict with any certainty, and which may be substantial) and we will convene a meeting of our stockholders at which they will either approve or reject our dissolution and plan of distribution.
          In the event we seek stockholder approval for a plan of distribution and do not obtain such approval, we will nonetheless continue to pursue stockholder approval for our dissolution. Pursuant to the terms of our amended and restated certificate of incorporation, our powers following the expiration of the permitted time periods for consummating a business combination will automatically thereafter be limited to acts and activities relating to dissolving and winding up our affairs, including liquidation. If no proxy statement seeking the approval of our stockholders for a business combination has been filed by May 27, 2008 (or October 29, 2008 if a letter of intent, agreement in principle or definitive agreement has been executed by June 28, 2008 and the business combination has not yet been consummated), our board will, prior to such date, convene, adopt and recommend to our stockholders a plan of dissolution and distribution, and on such date file a proxy statement with the SEC seeking stockholder approval for such plan. Pursuant to the trust agreement governing such funds, the funds held in our trust account may not be distributed except upon our dissolution and, unless and until such approval is obtained from our stockholders, the funds held in our trust account will not be released (other than in connection with the funding of working capital, a redemption or a business combination as described elsewhere in this report). Consequently, holders of a majority of our outstanding stock must approve our dissolution in order to receive the funds held in our trust account and the funds will not be available for any other corporate purpose other than with respect to redemption and a business combination.
          Amended and Restated Certificate of Incorporation
          Our amended and restated certificate of incorporation sets forth certain requirements and restrictions that apply to us until the consummation of a business combination. Specifically, our amended and restated certificate of incorporation provides, among other things, that:
•	prior to the consummation of a business combination, we shall submit such business combination to our stockholders for approval;

•	we may consummate the business combination if approved and public stockholders owning less than 20% of the shares sold in our initial public offering exercise their redemption rights;

•	if a business combination is approved and consummated, public stockholders who voted against the business combination may exercise their redemption rights and receive their pro rata share of the trust account;

•	if a business combination is not consummated or a letter of intent, an agreement in principle or a definitive agreement is not signed within the time periods specified in this report, then our purpose and powers will be limited to dissolving, liquidating and winding up; provided, however, that we will reserve our rights under Section 278 of the Delaware General Corporation Law to bring or defend any action, suit or proceeding brought by or against us;

•	our management take all actions necessary to liquidate our trust account to our public stockholders as part of our plan of distribution if a business combination is not consummated or a letter of intent, an agreement in principle or a definitive agreement is not signed within the time periods specified in this report; and

•	our stockholders’ rights to receive a portion of the trust fund are limited such that they may only receive a portion of the trust fund upon liquidation of our trust account to our public stockholders as part of our plan of distribution or upon the exercise of their redemption rights.
          The above-referenced requirements and restrictions included in our amended and restated certificate of incorporation may only be amended prior to consummation of a business combination with the vote of our board of directors and the affirmative vote of at least 80% of the voting power of our outstanding voting stock. In light of the requirement that we obtain the approval of at least 80% of the voting power of our stockholders, we do not anticipate any changes to such requirements and restrictions prior to our consummation of a business combination, if any.
Conflicts of Interest
          General
          Potential investors should be aware of the following potential conflicts of interest:
•	Neither Mr. Berggruen nor any of our other directors are required to commit any specified amount of time to our affairs and, accordingly, they have conflicts of interest in allocating management time among various business activities.

•	In the course of their other business activities, our officer and directors may become aware of investment and business opportunities which may be appropriate for presentation to our company as well as the other entities with which they are affiliated. They may have conflicts of interest in determining to which entity a particular business opportunity should be presented. Accordingly, we do not expect our independent directors to present investment and business opportunities to us. For a complete description of our management’s other affiliations, see “- Directors and Executive Officer.”

•	Mr. Berggruen and our other directors may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by our company.

•	Our directors may have a conflict of interest in determining whether a particular target business is appropriate for us and our stockholders since two of our directors, Messrs. Berggruen and Franklin, are affiliated with our sponsors. Each of our sponsors is subject to a lock-up agreement, which only terminates following our consummation of a business combination. The personal and financial interests of our directors may influence his/their motivation in identifying and selecting a target business, completing a business combination timely and securing the release of founders’ common stock.

•	In the event we elect to make a substantial down payment, or otherwise incur significant expenses, in connection with a potential business combination, our expenses could exceed the remaining proceeds not held in trust. Mr. Berggruen and our other directors may have a conflict of interest with respect to evaluating a particular business combination if we incur such excess expenses. Specifically, Mr. Berggruen and our other directors may tend to favor potential business combinations with target businesses that offer to reimburse any expenses in excess of our available proceeds not held in trust as well as the interest income of up to $3.9 million earned on the trust account balance that may be released to us.

•	Mr. Berggruen and our other directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of Mr. Berggruen and any such other directors were included by a target business as a condition to any agreement with respect to a business combination. We have been advised by Mr. Berggruen and our directors that they will not take retaining their positions into consideration in determining which acquisition to pursue.
          In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:
•	the corporation could financially undertake the opportunity;

•	the opportunity is within the corporation’s line of business; and

•	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.
          Accordingly, as a result of multiple business affiliations, Mr. Berggruen and our other directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities and we do not expect our independent directors to present investment and business opportunities to us. In addition, conflicts of interest may arise when our board of directors evaluates a particular business opportunity with respect to the above-listed criteria. We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.
          Mr. Berggruen and each of our other directors has, or may come to have, to a certain degree, other fiduciary obligations. Mr. Berggruen and a majority of our other directors have fiduciary obligations to other companies on whose board of directors they presently sit, or may have obligations to companies whose board of directors they may join in the future. To the extent that they identify business opportunities that may be suitable for us or other companies on whose board of directors they may sit, our directors will honor those fiduciary obligations. Accordingly, they may not present opportunities to us that come to their attention in the performance of their duties as directors of such other entities unless the other companies have declined to accept such opportunities or clearly lack the resources to take advantage of such opportunities.
          Additionally, Mr. Berggruen and our other directors may become aware of business opportunities that may be appropriate for presentation to us as well as the other entities with which they are or may be affiliated. As set forth above, we do not expect our independent directors to present investment and business opportunities to us.
          Conflict of Interest Procedures with Respect to Mr. Berggruen
          Although Mr. Berggruen is the president of Berggruen Holdings, Mr. Berggruen is not on the board of directors of any of the portfolio companies of Berggruen Holdings and therefore does not owe any direct fiduciary duties to such portfolio companies. In addition, during the period while we are pursuing the acquisition of a target business, Mr. Berggruen has agreed to present business combination opportunities that fit within our criteria and guidelines to us.
          We recognize that Mr. Berggruen may be deemed an affiliate of Berggruen Holdings’ portfolio companies and that a conflict of interest could arise if an opportunity is an appropriate fit for one of such companies. We believe that the procedures established with respect to the sourcing of a deal by the employees of Berggruen Holdings, whereby a potential business combination opportunity with a company that is competitive with any portfolio company of Berggruen Holdings will not be presented to us until after such individual has presented the opportunity to such portfolio company and such portfolio company has determined not to proceed, eliminates such conflict for Mr. Berggruen. Berggruen Holdings’ portfolio companies presently include a sunglasses and non-prescription reading glasses distributor, a print finishing company, a media storage company, a financial services company, a wood treatment company, an enterprise software business and an aerospace parts supplier. Berggruen Holdings may at any time, or from time to time, acquire additional portfolio companies or dispose of existing portfolio companies. Any such newly acquired portfolio company would be covered by this obligation.
          Conflict of Interest Procedures with Respect to Berggruen Holdings’ Employees
          None of the investment professionals that are being made available to us by Berggruen Holdings owe any fiduciary duty to us, and none of them is required to commit any specified amount of time to our affairs. These individuals will only help identify target companies and assist with the due diligence of the target company. Each of those individuals has agreed with us that such individual will not present us with a potential business combination opportunity with a company (i) with which such individual has had any discussions, formal or otherwise, with respect to a business combination with another company prior to the consummation of our initial public offering or (ii) that is competitive with any portfolio company of Berggruen Holdings until after such individual has presented the opportunity to such portfolio company and such portfolio company has determined not to proceed with that opportunity. A business combination opportunity will be considered competitive with a Berggruen Holdings portfolio company if the target company is engaged in the design, development, manufacture, distribution or sale of any products, or the provision of any services, which are the same as, or competitive with, the products or services which a Berggruen Holdings portfolio company designs, develops, manufactures, distributes or sells.
          Conflict of Interest Procedures with Respect to Berggruen Holdings
          We have entered into an agreement with Berggruen Holdings that until the earlier of the consummation of our initial business combination or our liquidation, we will have a right of first review that provides that if Berggruen Holdings, or one of its investment professionals, becomes aware of, or involved with, business combination opportunities with an enterprise value of $500 million or more, Berggruen Holdings will first offer the business opportunity to us and will only pursue such business opportunity if our board of directors determines that we will not do so, unless such business combination opportunity is competitive with one of the portfolio companies of Berggruen Holdings in which case it would first be offered to such portfolio company. We will not have any such right of first review with respect to business combination opportunities with an enterprise value of less than $500 million.
          Conflict of Interest Procedures with Respect to Mr. Franklin and Jarden Corporation
          Mr. Franklin is an executive officer of Jarden Corporation. Jarden’s publicly announced acquisition criteria is to acquire focused, niche consumer product companies. We have entered into an agreement with Mr. Franklin whereby (i) we have acknowledged that Mr. Franklin has committed to Jarden’s Board of Directors that we generally do not intend to seek transactions that fit within Jarden’s publicly announced acquisition criteria and (ii) we will not interfere with Mr. Franklin’s obligations to Jarden. However, in order to avoid the potential for a conflict of interest, Mr. Franklin has further committed to Jarden that he will review any potential target company to determine whether such company fits within Jarden’s publicly announced acquisition criteria. If Mr. Franklin determines that such company fits within such criteria, Mr. Franklin will first confirm with an independent committee of Jarden’s Board of Directors that Jarden is not interested in pursuing a potential business combination opportunity with such company (whether such a transaction was sourced by Mr. Franklin, Mr. Berggruen, another Berggruen investment professional or any other person). If the independent committee concludes that Jarden was interested in that opportunity, we have agreed not to continue with that transaction. We do not believe that the potential conflict of interest with Jarden will cause undue difficulty in finding acquisition opportunities for us given the nature of Jarden’s acquisition criteria.
          Other Conflict of Interest Limitations
          To further minimize potential conflicts of interest, we will not acquire an entity that is either a portfolio company of, or has otherwise received a financial investment from, our sponsors or their affiliates. In addition, we will not enter into a business combination with any underwriters or selling group members or any of their affiliates, unless we obtain an opinion from an unaffiliated, independent investment banking firm which is a member of the National Association of Securities Dealers, Inc. that a business combination with such target business is fair to our stockholders from a financial point of view. Any such opinion will be included in our proxy solicitation materials, furnished to stockholders in connection with their vote on such a business combination.
Competition
          In identifying, evaluating and selecting a target business for a business combination, we may encounter intense competition from other entities having a business objective similar to ours including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. While we believe there are numerous potential target businesses with which we could combine, our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore:
•	our obligation to seek stockholder approval of our initial business combination or obtain necessary financial information may delay the consummation of a transaction;

•	our obligation to redeem for cash shares of common stock held by our public stockholders who vote against the business combination and exercise their redemption rights may reduce the resources available to us for a business combination;

•	our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses; and

•	the requirement to acquire an operating business that has a fair market value equal to at least 80% of the sum of the balance of the trust account plus the proceeds of the co-investment at the time of the acquisition (excluding deferred underwriting discounts and commissions of approximately $18.0 million) could require us to acquire the assets of several operating businesses at the same time, all of which sales would be contingent on the closings of the other sales, which could make it more difficult to consummate the business combination.
          Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination.

Employees
          We currently have only one officer. This individual is not obligated to devote any specific number of hours to our business and intends to devote only as much time as he deems necessary to our business. We do not intend to have any full-time employees prior to the consummation of a business combination.
ITEM 1A. Risk Factors
          An investment in our securities involves a high degree of risk. You should consider carefully all of the material risks described below, together with the other information contained in this Report before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.
We are a newly formed, development stage company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
          We are a recently formed development stage company with no operating results to date. Because we lack an operating history, you have no basis on which to evaluate our ability to achieve our business objective of completing a business combination with one or more target businesses as described in this Annual Report on Form 10-K. We are currently in the process of evaluating and identifying prospective target businesses concerning a business combination but may be unable to complete a business combination. We will not generate any revenues from operations until after completing a business combination. If we expend all of the $200,000 in proceeds from our initial public offering not held in trust and interest income earned of up to $3.9 million (after payment of income taxes on such interest) on the balance of the trust account that may be released to us to fund our working capital requirements in seeking a business combination but fail to complete such a combination, we will never generate any operating revenues.
We may not be able to consummate a business combination within the required time frame, in which case, we would dissolve and liquidate our assets.
          Pursuant to our amended and restated certificate of incorporation, among other things, we must complete a business combination with a fair market value of at least 80% of the sum of the balance of the trust account plus the proceeds of the co-investment at the time of the business combination (excluding deferred underwriting discounts and commissions of approximately $18.0 million) by June 28, 2008 (or by December 28, 2008 if a letter of intent, agreement in principle or a definitive agreement has been executed by June 28, 2008 and the business combination relating thereto has not yet been consummated). If we fail to consummate a business combination within the required time frame, we will, in accordance with our amended and restated certificate of incorporation dissolve, liquidate and wind up. The foregoing requirements are set forth in Article FIFTH of our amended and restated certificate of incorporation and may not be eliminated without the vote of our board and the vote of at least 80% of the voting power of our outstanding voting stock. We may not be able to find suitable target businesses within the required time frame. In addition, our negotiating position and our ability to conduct adequate due diligence on any potential target may be reduced as we approach the deadline for the consummation of a business combination.

If we dissolve and liquidate before concluding a business combination, our public stockholders will receive less than $10.00 per share on distribution of trust account funds and our warrants will expire worthless.
          If we are unable to complete a business combination and must dissolve and liquidate our assets, the per-share liquidating distribution will be less than $10.00 because of the expenses of our initial public offering, our general and administrative expenses and the planned costs of seeking a business combination. We expect these costs and expenses to include approximately $1,700,000 for expenses for the due diligence and investigation of a target business or businesses; approximately $1,700,000 for legal, accounting and other expenses associated with structuring, negotiating and documenting an initial business combination; an aggregate of up to $240,000 for office space, administrative services and secretarial support payable to Berggruen Holdings, Inc., an affiliate of Mr. Berggruen, representing $10,000 per month; $125,000 as a reserve for liquidation expenses; $60,000 for legal and accounting fees relating to our SEC reporting obligations; and approximately $75,000 for general working capital that will be used for miscellaneous expenses and reserves. If we were unable to conclude an initial business combination and expended all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, net of income taxes payable on such interest and net of up to $3.9 million in interest income on the trust account balance previously released to us to fund working capital requirements, the initial per-share liquidation price would be $9.71, or $0.29 less than the per-unit offering price of $10.00. Furthermore, our outstanding warrants are not entitled to participate in a liquidating distribution and the warrants will therefore expire worthless if we dissolve and liquidate before completing a business combination.
You will not receive protections normally afforded to investors in blank check companies.
          Since the net proceeds of our initial public offering are designated for completing a business combination with a target business that has not been identified, we may be deemed a “blank check” company under the United States securities laws. However, because on consummation of our initial public offering we had net tangible assets in excess of $5.0 million and at that time filed a Current Report on Form 8-K with the SEC that included an audited balance sheet demonstrating this fact, we are exempt from SEC rules such as Rule 419 that are designed to protect investors in blank check companies. Accordingly, our public stockholders will not receive the benefits or protections of that rule. Among other things, this means we will have a longer period of time to complete a business combination in some circumstances than do companies subject to Rule 419.
If third parties bring claims against us, the proceeds held in trust may be reduced and the per share liquidation price received by you will be less than $9.71 per share.
          Our placing of funds in trust may not protect those funds from third party claims against us. Although we seek to have all vendors, prospective target businesses or other entities that we engage execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account, there is no guarantee that they will execute such agreements, or if executed, that this will prevent potential contracted parties from making claims against the trust account. Nor is there any guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Accordingly, the proceeds held in trust may be subject to claims which would take priority over the claims of our public stockholders and, as a result, the per-share liquidation price could be less than $9.71 due to claims of such creditors. If we are unable to complete a business combination and are forced to dissolve and liquidate, each of Mr. Berggruen and Mr. Franklin will, by agreement, be personally liable to ensure that the proceeds in the trust account are not reduced by the claims of prospective target businesses, vendors or other entities that are owed money by us for services rendered or products sold to us. Mr. Berggruen and Mr. Franklin have provided us with documentation showing sufficient liquid assets with which they could meet their respective obligations.
          Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the funds held in our trust account will be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to claims of third parties with priority over the claims of our public stockholders. To the extent bankruptcy claims deplete the trust account, we cannot assure you we will be able to return to our public stockholders the liquidation amounts due them.
Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.
          We will dissolve and liquidate if we do not complete a business combination by June 28, 2008 (or by December 28, 2008 if a letter of intent, agreement in principle or a definitive agreement has been executed by June 28, 2008 and the business combination relating thereto has not yet been consummated). Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution conducted in accordance with the Delaware General Corporation Law. We do not intend to comply with the procedures set forth in Section 280 of the Delaware General Corporation Law, which prescribes various procedures by which stockholder liability may be limited. Because we will not be complying with Section 280, we will seek stockholder approval to comply with Section 281(b) of the Delaware General Corporation Law, requiring us to adopt a plan of dissolution that will reasonably provide for our payment, based on facts known to us at such time, of (i) all existing claims, including those that are contingent, (ii) all pending proceedings to which we are a party and (iii) all claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors that we engage (such as accountants, lawyers, investment bankers, etc.) and potential target businesses. We seek to have all vendors that we engage and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. Although we have not received any such agreements, the claims that could be made against us should be significantly limited and the likelihood that any claim that would result in any liability extending to the trust is minimal. If our plan of distribution complies with Section 281(b) of the Delaware General Corporation Law, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share or the amount distributed to the stockholder. Our plan of distribution in compliance with Section 281(b) of the Delaware General Corporation Law does not bar stockholder liability for claims not brought in a proceeding before the third anniversary of the dissolution (or such longer period directed by the Delaware Court of Chancery). Accordingly, we cannot assure you that third parties will not seek to recover from our public stockholders amounts owed to them by us.
We will dissolve and liquidate if we do not consummate a business combination, in which case our public stockholders will receive less than $10.00 per share on distribution.
          Pursuant to our amended and restated certificate of incorporation, among other things, we must complete a business combination by June 28, 2008 (or by December 28, 2008 if a letter of intent, agreement in principle or a definitive agreement has been executed by June 28, 2008 and the business combination relating thereto has not yet been consummated). If we do not comply with this requirement, we will dissolve. The foregoing requirements are set forth in Article FIFTH of our amended and restated certificate of incorporation and may not be eliminated without the vote of our board and the vote of at least 80% of the voting power of our outstanding voting stock. Upon dissolution, we will distribute to all of our public stockholders, in proportion to their respective equity interest, an aggregate sum equal to the amount in the trust account (net of taxes payable and that portion of the interest earned previously released to us). Each of our founders has waived their rights to participate in any liquidating distribution with respect to its founders’ common stock and has agreed to vote in favor of any dissolution and plan of distribution which we will present to our stockholders for vote. There will be no distribution from the trust account with respect to our warrants which will expire worthless. We will pay the costs of our dissolution and liquidation of the trust account from our remaining assets outside of the trust fund, and we estimate such costs to be between $75,000 and $125,000, if not done in connection with a shareholder vote with respect to a potential business combination. Upon notice from us, the trustee of the trust account will liquidate the investments constituting the trust account and will turn over the proceeds to our transfer agent for distribution to our public stockholders as part of our stockholder-approved dissolution and plan of distribution. Concurrently, we shall pay, or reserve for payment, from interest released to us from the trust account if available, our liabilities and obligations, although we cannot give you assurances that there will be sufficient funds for such purpose. The amounts held in the trust account may be subject to claims by third parties, such as vendors, prospective target business or other entities, if we do not obtain waivers in advance from such third parties prior to such parties providing us with services or entering into arrangements with them. We cannot assure you that such waivers will be obtained or will be enforceable by operation of law. Accordingly, upon dissolution and liquidation, the estimated per-share liquidating distribution will be $9.71, which is less than $10.00 per share because of the expenses of our initial public offering, our general and administrative expenses and the planned costs of seeking a business combination.
If we do not consummate a business combination and dissolve, payments from the trust account to our public stockholders may be delayed.
          We currently believe that any dissolution and plan of distribution subsequent to the expiration of the 18 and 24 month deadlines would proceed in approximately the following manner:
•	our board of directors will, consistent with its obligations described in our amended and restated certificate of incorporation and Delaware law, consider a resolution for us to dissolve and consider a plan of distribution which it may then vote to recommend to our stockholders; at such time it will also cause to be prepared a preliminary proxy statement setting out such plan of distribution as well as the board’s recommendation of such plan;

•	upon such deadline, we would file our preliminary proxy statement with the SEC;

•	if the SEC does not review the preliminary proxy statement, then, not less than 10 days following the passing of such deadline, we will mail the proxy statements to our stockholders, and 30 days following the passing of such deadline we will convene a meeting of our stockholders, at which they will either approve or reject our dissolution and plan of distribution; and

•	if the SEC does review the preliminary proxy statement, we currently estimate that we will receive their comments 30 days following the passing of such deadline. We will mail the proxy statements to our stockholders following the conclusion of the comment and review process (the length of which we cannot predict with any certainty, and which may be substantial) and we will convene a meeting of our stockholders at which they will either approve or reject our dissolution and plan of distribution.
          In the event we seek stockholder approval for our dissolution and plan of distribution and do not obtain such approval, we will nonetheless continue to pursue stockholder approval for our dissolution. Pursuant to the terms of our amended and restated certificate of incorporation, our powers following the expiration of the permitted time periods for consummating a business combination will automatically thereafter be limited to acts and activities relating to dissolving and winding up our affairs, including liquidation. Pursuant to the trust agreement governing such funds, the funds held in our trust account may not be distributed except upon our dissolution and, unless and until such approval is obtained from our stockholders, the funds held in our trust account will not be released (other than in connection with the funding of working capital, a redemption or a business combination as described elsewhere in this report). Consequently, holders of a majority of our outstanding stock must approve our dissolution in order to receive the funds held in our trust account and the funds will not be available for any other corporate purpose.

          These procedures, or a vote to reject any dissolution and plan of distribution by our stockholders, may result in substantial delays in the liquidation of our trust account to our public stockholders as part of our plan of distribution.
Since we have not yet selected a particular industry or any target business with which to complete a business combination, you will be unable to currently ascertain the merits or risks of the industry or business in which we may ultimately operate.
          We intend to consummate a business combination with a company in the United States or Western Europe in any industry we choose that we believe will provide significant opportunities for growth (although we may decide to pursue an acquisition outside of these geographies if we believe it is an attractive opportunity) and we are not limited to any particular industry or type of business. Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business or businesses with which we may ultimately enter a business combination. Although we will evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risks present in that target business. Even if we properly assess those risks, some of them may be outside of our control or ability to affect. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in our initial public offering than a direct investment, if an opportunity were available, in a target business.
Your only opportunity to evaluate and affect the investment decision regarding a potential business combination will be limited to voting for or against the business combination submitted to our stockholders for approval.
          You will be relying on Mr. Berggruen’s ability to choose a suitable business combination. Accordingly, your only opportunity to evaluate and affect the investment decision regarding a potential business combination will be limited to voting for or against the business combination submitted to our stockholders for approval. In addition, a proposal that you vote against could still be approved if a sufficient number of public stockholders vote for the proposed business combination. Alternatively, a proposal that you vote for could still be rejected if a sufficient number of public stockholders vote against the proposed business combination.
We will not be required to obtain a fairness opinion from an independent investment banking firm as to the fair market value of the target business unless the Board of Directors is unable to independently determine the fair market value.
          The fair market value of a target business or businesses will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential sales, the values of comparable businesses, earnings and cash flow, and book value. If our board is not able to independently determine that the target business has a sufficient fair market value to meet the threshold criterion, we will obtain an opinion from an unaffiliated, independent investment banking firm which is a member of the NASD with respect to the satisfaction of such criterion. In all other instances, we will have no obligation to obtain or provide you with a fairness opinion.
If we issue capital stock or redeemable debt securities to complete a business combination, your equity interest in us could be reduced or there may be a change in control of our company.
          Our amended and restated certificate of incorporation authorizes the issuance of up to 200,000,000 shares of common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. We have 70,699,994 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding warrants, including the founders’ warrants and sponsors’ warrants) and all of the 1,000,000 shares of preferred stock available for issuance. Upon consummation of the co-investment, there will be 60,699,994 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding warrants, including the founders’ warrants, the sponsors’ warrants and the co-investment warrants). We may issue a substantial number of additional shares of our common stock or may issue preferred stock, or a combination of both, including through redeemable debt securities, to complete a business combination, particularly as we intend to focus primarily on acquisitions of mid-cap companies with valuations between approximately $500 million and $1.5 billion. Our issuance of additional shares of common stock or any preferred stock:
•	may significantly reduce your equity interest in us;

•	may cause a change in control if a substantial number of our shares of common stock are issued, which may among other things limit our ability to use any net operating loss carry forwards we have, and result in the resignation of Mr. Berggruen and our other directors;

•	may, in certain circumstances, have the effect of delaying or preventing a change in control of us; and

•	may adversely affect the then-prevailing market price for our common stock.
          The value of your investment in us may decline if any of these events occur.
If we acquire a company by issuing debt securities, our post-combination operating results may decline due to increased interest expense or our liquidity may be adversely affected by an acceleration of our indebtedness.
          We may elect to enter into a business combination that requires us to issue debt securities as part of the purchase price for a target business, particularly as we intend to focus primarily on acquisitions of mid-cap companies with valuations between approximately $500 million and $1.5 billion. If we issue debt securities, such issuances may result in:
•	default and foreclosure on our assets if our operating cash flow after a business combination were insufficient to pay our debt obligations;

•	acceleration, even if we are then current in our debt service obligations, if the debt securities have covenants that require us to meet certain financial ratios or maintain designated reserves, and any such covenants are breached without a waiver or renegotiation;

•	a required immediate payment of all principal and accrued interest, if any, if the debt security was payable on demand; and

•	our inability to obtain additional financing, if necessary, if the debt securities contain covenants restricting our ability to obtain additional financing.
Our sponsors, Berggruen Holdings and Marlin Equities, currently control us and may influence certain actions requiring a stockholder vote.
          Our sponsors, Berggruen Holdings and Marlin Equities, have agreed to act together for the purpose of acquiring, holding, voting or disposing of our shares and will be deemed to be a “group” for reporting purposes under the Exchange Act. As of March 23, 2007, our sponsors beneficially own, in the aggregate, 18.3% of our issued and outstanding shares of common stock (22.6%, in the aggregate, upon consummation of the co-investment). Mr. Berggruen and Mr. Franklin are each deemed to beneficially own 9.1% of the issued and outstanding shares of our common stock (11.3% upon consummation of the co-investment). All of the shares of our common stock that they are deemed to beneficially own and control are owned indirectly through their respective affiliates. Our sponsors have agreed that any common stock that they own or acquire will be voted in favor of a business combination that is presented to our public stockholders. Accordingly, shares of common stock acquired by our sponsors will not have the same voting or redemption rights as our public stockholders with respect to a potential business combination, and our sponsors will not be eligible to exercise redemption rights for those shares if a business combination is approved by a majority of our public stockholders.
          Because our sponsors hold warrants to purchase 16,500,003 shares of our common stock immediately prior to our consummation of a business combination (warrants to purchase 21,500,003 shares of our common stock including the co-investment warrants), the exercise of those warrants may increase their ownership in us. This increase could allow our sponsors to influence the outcome of matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions after consummation of our initial business combination. In addition, neither our sponsors nor their affiliates are prohibited from purchasing our units, common stock or warrants in the aftermarket. If they do so, our sponsors will have a greater influence on the vote taken in connection with a business combination.
Mr. Berggruen and our other directors are or may in the future become affiliated with entities engaged in business activities similar to those conducted by us, and may have conflicts of interest in allocating their time and business opportunities.
          Mr. Berggruen and our other directors are or may in the future become affiliated with entities, including other “blank check” companies, engaged in business activities similar to those conducted by us. There is no assurance that Mr. Berggruen, Mr. Franklin or any of our other directors will not become involved in one or more other business opportunities that would present conflicts of interest in the time they allocate to us. Mr. Franklin previously served as a director of another blank check company, but resigned as a director of that company prior to the effectiveness of its registration statement in connection with his discussions to serve on our board. Neither Mr. Berggruen nor any of our directors is obligated to spend any specified amount of time on our affairs.
          Although Mr. Berggruen is the president of Berggruen Holdings, Mr. Berggruen is not on the board of directors of any of the portfolio companies of Berggruen Holdings and therefore does not owe any direct fiduciary duties to such portfolio companies. In addition, during the period while we are pursuing the acquisition of a target business, Mr. Berggruen has agreed to present business combination opportunities that fit within our criteria and guidelines to us. However, we recognize that Mr. Berggruen may be deemed an affiliate of Berggruen Holdings’ portfolio companies and that a conflict of interest could arise if an opportunity is an appropriate fit for one of such companies. Berggruen Holdings’ portfolio companies presently include a sunglasses and non-prescription reading glasses distributor, a print finishing company, a media storage company, a financial services company, a wood treatment company, an enterprise software business and an aerospace parts supplier. Berggruen Holdings may at any time, or from time to time, acquire additional portfolio companies or dispose of existing portfolio companies. Any such newly acquired portfolio company would be covered by this obligation. Although we believe that we have put appropriate procedures in place to eliminate such conflicts for Mr. Berggruen, we cannot assure you that a conflict of interest won’t arise if an opportunity is an appropriate fit for one of such companies.
          In addition, although we do not expect our independent directors to present investment and business opportunities to us, they may become aware of business opportunities that may be appropriate for presentation to us. In such instances they may determine to present these business opportunities to other entities with which they are or may be affiliated, in addition to, or instead of, presenting them to us. Due to these existing or future affiliations, Mr. Berggruen and our other directors may have fiduciary obligations to present potential business opportunities to those entities prior to presenting them to us which could cause additional conflicts of interest.
Berggruen Holdings is not obligated to provide us with first review of any business opportunities below $500 million and we have agreed not to pursue any business opportunities that Jarden Corporation might consider.
          We have entered into an agreement with Berggruen Holdings that until the earlier of the consummation of our initial business combination or our liquidation, we will have a right of first review that provides that if Berggruen Holdings, or one of its investment professionals, becomes aware of, or involved with, business combination opportunities with an enterprise value of $500 million or more, Berggruen Holdings will first offer the business opportunity to us and will only pursue such business opportunity if our board of directors determines that we will not do so, unless such business combination opportunity is competitive with one of the portfolio companies of Berggruen Holdings in which case it would first be offered to such portfolio company. A business combination opportunity will be considered competitive with a Berggruen Holdings portfolio company if the target company is engaged in the design, development, manufacture, distribution or sale of any products, or the provision of any services, which are the same as, or competitive with, the products or services which a Berggruen Holdings portfolio company designs, develops, manufactures, distributes or sells.
          In addition, Mr. Franklin is an executive officer of Jarden Corporation. Jarden’s publicly announced acquisition criteria is to acquire focused, niche consumer product companies. We have entered into an agreement with Mr. Franklin whereby (i) we have acknowledged that Mr. Franklin has committed to Jarden’s Board of Directors that we generally do not intend to seek transactions that fit within Jarden’s publicly announced acquisition criteria and (ii) we will not interfere with Mr. Franklin’s obligations to Jarden. However, in order to avoid the potential for a conflict of interest, Mr. Franklin has further committed to Jarden that he will review any potential target company to determine whether such company fits within Jarden’s publicly announced acquisition criteria. If Mr. Franklin determines that such company fits within such criteria, Mr. Franklin will first confirm with an independent committee of Jarden’s Board of Directors that Jarden is not interested in pursuing a potential business combination opportunity with such company (whether such a transaction was sourced by Mr. Franklin, Mr. Berggruen, another Berggruen investment professional or any other person). If the independent committee concludes that Jarden was interested in that opportunity, we have agreed not to continue with that transaction. Although we do not believe that the potential conflict of interest with Jarden will cause undue difficulty in finding acquisition opportunities for us given the nature of Jarden’s acquisition criteria, Jarden may change its publicly announced acquisition criteria at any time without notice and additional conflicts of interest may arise. We cannot assure you that these conflicts will be resolved in our favor.
Resources could be wasted in researching acquisitions that are not consummated, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.
          It is anticipated that the investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to complete a specific business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, even if an agreement is reached relating to a specific target business, we may fail to consummate the business combination for any number of reasons including those beyond our control such as that more than 19.99% of our public stockholders vote against the business combination and opt to have us redeem their stock for a pro rata share of the trust account even if a majority of our stockholders approve the business combination. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

Each of our founders may have a conflict of interest in deciding if a particular target business is a good candidate for a business combination.
          Each of our founders has agreed to waive its right to receive distributions with respect to its founders’ common stock purchased by it if we dissolve and liquidate because we fail to complete a business combination. Berggruen Holdings and Marlin Equities purchased an aggregate of 4,500,000 sponsors’ warrants immediately prior to the consummation of our initial public offering, and has also agreed to purchase an aggregate of 5,000,000 co-investment units immediately prior to our consummation of a business combination. Each of our founders who are also directors owns 51,201 founders’ units. The shares of common stock and warrants owned by our founders will be worthless if we do not consummate a business combination. Furthermore, the $4.5 million purchase price of the sponsors’ warrants will be included in the working capital that is distributed to our public stockholders in the event of our dissolution and liquidation. Our directors’ and officer’s desire to avoid rendering their common stock and warrants worthless may result in a conflict of interest when they determine whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.
Unless we complete a business combination, Mr. Berggruen and our other directors will not receive reimbursement for any out-of-pocket expenses they incur if such expenses exceed the amount not in the trust account. Therefore, they may have a conflict of interest in determining whether a particular target business is appropriate for a business combination and in the public stockholders’ best interest.
          Mr. Berggruen and our other directors will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount not required to be retained in the trust account unless the business combination is consummated. Mr. Berggruen and our other directors may, as part of any such combination, negotiate the repayment of some or all of any such expenses. If the target business’ owners do not agree to such repayment, this could cause our management to view such potential business combination unfavorably, thereby resulting in a conflict of interest. The financial interest of Mr. Berggruen and our other directors could influence their motivation in selecting a target business and thus, there may be a conflict of interest when determining whether a particular business combination is in the stockholders’ best interest. In addition, the proceeds we receive from the co-investment may be used to repay the expenses for which Mr. Berggruen and our other directors may negotiate repayment as part of our business combination.
          We estimate that the amount of funds that will be available to us for expenses and working capital will be $3.9 million, consisting of interest that will be paid out of the trust account. If we do not consummate a business combination by June 28, 2008 (or December 28, 2008 if a letter of intent, agreement in principle or definitive agreement has been executed by June 28, 2008 but as to which a combination has not yet been consummated), we expect our primary liquidity requirements during that period to include approximately $1,700,000 for expenses for the due diligence and investigation of a target business or businesses; approximately $1,700,000 for legal, accounting and other expenses associated with structuring, negotiating and documenting an initial business combination; an aggregate of up to $240,000 for administrative services and support payable to Berggruen Holdings, Inc., an affiliate of Mr. Berggruen, representing $10,000 per month; $125,000 as a reserve for liquidation expenses; $60,000 for legal and accounting fees relating to our SEC reporting obligations; and approximately $75,000 for general working capital that will be used for miscellaneous expenses and reserves.

We will probably complete only one business combination with the proceeds of our initial public offering, meaning our operations will depend on a single business that is likely to operate in a non-diverse industry or segment of an industry.
          The net proceeds from our initial public offering and the offering of the sponsors’ warrants provided us with approximately $494.6 million (including proceeds from the underwriters’ over-allotment option exercised but excluding deferred underwriting discounts and commissions of approximately $18.0 million) that we may use to complete a business combination ($544.6 million after the consummation of the co-investment). Our initial business combination must be with a target business or businesses with a fair market value of at least 80% of the sum of the balance in the trust account plus the proceeds of the co-investment at the time of such business combination (excluding deferred underwriting discounts and commissions of approximately $18.0 million). We may not be able to acquire more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. Additionally, we may encounter numerous logistical issues if we pursue multiple target businesses, including the difficulty of coordinating the timing of negotiations, proxy statement disclosure and closings. We may also be exposed to the risk that our inability to satisfy conditions to closing with one or more target businesses would reduce the fair market value of the remaining target businesses in the combination below the required threshold of 80% of the sum of the balance in the trust account plus the proceeds of the co-investment (excluding deferred underwriting discounts and commissions of approximately $18.0 million). Due to these added risks, we are more likely to choose a single target business with which to pursue a business combination than multiple target businesses. Unless we combine with a target business in a transaction in which the purchase price consists substantially of common stock and/or preferred stock, it is likely we will complete only our initial business combination with the proceeds of our initial public offering. Accordingly, the prospects for our success may depend solely on the performance of a single business. If this occurs, our operations will be highly concentrated and we will be exposed to higher risk than other entities that have the resources to complete several business combinations, or that operate in, diversified industries or industry segments.
If we do not conduct an adequate due diligence investigation of a target business with which we combine, we may be required to subsequently take write-downs or write-offs, restructuring, and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.
          In order to meet our disclosure and financial reporting obligations under the federal securities laws, and in order to develop and seek to execute strategic plans for how we can increase the revenues and/or profitability of a target business, realize operating synergies or capitalize on market opportunities, we must conduct a due diligence investigation of one or more target businesses. Intensive due diligence is time consuming and expensive due to the operations, accounting, finance and legal professionals who must be involved in the due diligence process. Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues that may be present inside a particular target business, or that factors outside of the target business and outside of our control will not later arise. If our diligence fails to identify issues specific to a target business, industry or the environment in which the target business operates, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our common stock. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing.

We depend on the limited funds available outside of the trust account and a portion of the interest earned on the trust account balance to fund our search for a target business or businesses and to complete our initial business combination.
          Of the net proceeds of our initial public offering, $200,000 was available to us initially outside the trust account to fund our working capital requirements. We depend on sufficient interest being earned on the proceeds held in the trust account to provide us with the additional working capital we will need to identify one or more target businesses and to complete our initial business combination. While we are entitled to have released to us for such purposes interest income of up to a maximum of $3.9 million, net of income taxes on such interest, a substantial decline in interest rates may result in our having insufficient funds available with which to structure, negotiate or close an initial business combination. In such event, we would need to borrow additional funds from our sponsors, Mr. Berggruen or our directors to operate or we may dissolve and liquidate.
We may be unable to obtain additional financing if necessary to complete a business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.
          We may consider a business combination that will require additional financing (in addition to the co-investment), particularly as we intend to primarily focus on acquisitions of mid-cap companies with valuations between approximately $500 million and $1.5 billion. However, we cannot assure you that we will be able to complete a business combination or that we will have sufficient capital with which to complete a combination with a particular target business. If the net proceeds of our initial public offering and the co-investment are not sufficient to facilitate a particular business combination because:
•	of the size of the target business;

•	of the depletion of offering proceeds not in trust or available to us from interest earned on the trust account balance that is expended in search of a target business; or

•	we must redeem for cash a significant number of shares of common stock owned by stockholders who elect to exercise their redemption rights, we will be required to seek additional financing. We cannot assure you that such financing would be available on acceptable terms, if at all. If additional financing is unavailable to consummate a particular business combination, we would be compelled to restructure or abandon the combination and seek an alternative target business. Even if we do not need additional financing to consummate a business combination, we may require such financing to operate or grow the target business. If we fail to secure such financing, this failure could have a material adverse effect on the operations or growth of the target business. Other than the co-investment, none of Mr. Berggruen, our directors nor any other party is required to provide any financing to us in connection with, or following, a business combination.
Our outstanding warrants may adversely affect the market price of our common stock and make it more difficult to effect a business combination.
          The units sold in our initial public offering included warrants to purchase 52,800,000 shares of common stock (including warrants from the exercise by the underwriters of their over-allotment option). We also have sold or will sell warrants to our founders (including the sponsors’ warrants) to purchase an aggregate of 16,500,003 shares of our common stock (21,500,003 including the co-investment warrants). The warrants which have been sold or will be sold to our founders are identical to those warrants sold as part of the units in our initial public offering except that the warrants sold to our founders become exercisable after our consummation of a business combination if and when the last sales price of our common stock exceeds $14.25 per share for any 20 trading days within a 30 trading day period beginning 90 days after such business combination, will be non-redeemable so long as they are held by our founders or their permitted transferees and are entitled to registration rights beginning 90 days after our consummation of a business combination. The warrants which have been sold or will be sold to our sponsors are identical to those warrants sold as part of the units in our initial public offering except that our sponsors warrants will be non-redeemable so long as they are held by our sponsors or their permitted transferees and pursuant to the registration rights agreement, the holders of our sponsors’ warrants and the underlying common stock will be entitled to certain registration rights upon the consummation of a business combination. If we issue common stock to conclude a business combination, the potential issuance of additional shares of common stock on exercise of these warrants could make us a less attractive acquisition vehicle to some target businesses. This is because exercise of the warrants will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares issued to complete the business combination. Our warrants may make it more difficult to complete a business combination or increase the purchase price sought by one or more target businesses. Additionally, the sale or possibility of sale of the shares underlying the warrants could have an adverse effect on the market price for our common stock or our units, or on our ability to obtain other financing. If and to the extent these warrants are exercised, you may experience dilution to your holdings.
The grant of registration rights to our founders may make it more difficult to complete a business combination, and the future exercise of such rights may adversely affect the market price of our common stock.
          Our founders will have certain registration rights with respect to the resale of their shares of common stock at any time after December 28, 2007. In addition, our founders will have certain registration rights with respect to the warrants and the underlying shares of common stock that they hold at any time after such warrants become exercisable by their terms. We will bear the cost of registering these securities. If our founders exercise their registration rights in full, there will then be an additional 12,000,003 shares of common stock and 21,500,003 warrants (including 5,000,000 co-investment warrants) and/or up to 21,500,003 shares of common stock issued on exercise of the warrants that are eligible for trading in the public market. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of the registration rights may make a business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our common stock that is expected when the securities owned by our founders are registered.
You will not be able to exercise your warrants if we don’t have an effective registration statement in place when you desire to do so.
          No warrants will be exercisable, and we will not be obligated to issue shares of common stock upon exercise of warrants by a holder unless, at the time of such exercise, we have a registration statement under the Securities Act of 1933, as amended, in effect covering the shares of common stock issuable upon the exercise of the warrants and a current prospectus relating to that common stock. We have agreed to use our best efforts to have a registration statement in effect covering shares of common stock issuable upon exercise of the warrants from the date the warrants become exercisable and to maintain a current prospectus relating to that common stock until the warrants expire or are redeemed. However, we cannot assure you that we will be able to do so. In addition, we may determine to exercise our right to redeem the outstanding warrants while a current prospectus relating to the common stock issuable upon exercise of the warrants is not available, in which case the warrants will not be exercisable prior to their redemption. Additionally, we have no obligation to settle the warrants for cash in the absence of an effective registration statement or under any other circumstances. The warrants may be deprived of any value, the market for the warrants may be limited and the holders of warrants may not be able to exercise their warrants if there is no registration statement in effect covering the shares of common stock issuable upon the exercise of the warrants or the prospectus relating to the common stock issuable upon the exercise of the warrants is not current.
We are dependent upon Mr. Berggruen and Mr. Franklin and the loss of either of them could adversely affect our ability to operate.
          Our operations are dependent upon a relatively small group of individuals and, in particular, upon Mr. Berggruen and Mr. Franklin. We believe that our success depends on the continued service of Mr. Berggruen and Mr. Franklin, at least until we have consummated a business combination. We cannot assure you that such individuals will remain with us for the immediate or foreseeable future. In addition, neither Mr. Berggruen nor Mr. Franklin are required to commit any specified amount of time to our affairs and, accordingly, they have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. Moreover, Mr. Berggruen does not have experience in acquiring businesses in our specified target range of $500 million to $1.5 billion. We do not have employment agreements with, or key-man insurance on the life of, either of these individuals. The unexpected loss of the services of either of these individuals could have a detrimental effect on us.
If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.
          We may be deemed to be an investment company, as defined under Sections 3(a)(1)(A) and (C) of the Investment Company Act of 1940, if, following our initial public offering and prior to the consummation of a business combination, we are viewed as engaging in the business of investing in securities or we own investment securities having a value exceeding 40% of our total assets. If we are deemed to be an investment company under the Investment Company Act of 1940, we may be subject to certain restrictions that may make it difficult for us to complete a business combination, including:
•	restrictions on the nature of our investments; and

•	restrictions on our issuance of securities.
          In addition, we may have imposed upon us burdensome requirements, including:
•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.
          We do not believe that our anticipated activities will subject us to the Investment Company Act of 1940 as the net proceeds of our initial public offering and sale of warrants in our private placement offering that are to be held in trust may only be invested by the trust agent in “government securities” with specific maturity dates. By restricting the investment of the trust account to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act of 1940. If we were deemed to be subject to the Investment Company Act of 1940, compliance with these additional regulatory burdens would require additional expense that we have not allotted for.

The American Stock Exchange may delist our securities which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
          Our securities are listed on the American Stock Exchange. We cannot assure you that our securities will continue to be listed on the American Stock Exchange as we might not meet certain continued listing standards such as income from continuing operations. Additionally, in connection with our business combination, it is likely that the American Stock Exchange may require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time.
          If the American Stock Exchange delists our securities from trading, we could face significant consequences including:
•	a limited availability for market quotations for our securities;

•	reduced liquidity with respect to our securities;

•	a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our common stock;

•	limited amount of news and analyst coverage for our company; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.
Since we may acquire a target business that is located outside the United States, we may encounter risks specific to one or more countries in which we ultimately operate.
          As described above, we plan to acquire a business or businesses located in the United States or Western Europe. If we acquire a company that has operations outside the United States, we will be exposed to risks that could negatively impact our future results of operations following a business combination. The additional risks we may be exposed to in these cases include but are not limited to:
•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	tax issues, such as tax law changes and variations in tax laws as compared to the U.S.;

•	cultural and language differences;

•	foreign exchange controls;

•	crime, strikes, riots, civil disturbances, terrorist attacks and wars; and

•	deterioration of political relations with the United States.

Because we must furnish our stockholders with target business financial statements prepared in accordance with or reconciled to U.S. generally accepted accounting principles, we may not be able to complete a business combination with some prospective target businesses unless their financial statements are first reconciled to U.S. generally accepted accounting principles.
          The federal securities laws require that a business combination meeting certain financial significance tests include historical and pro forma financial statement disclosure in periodic reports and proxy materials submitted to stockholders. Because our initial business combination must be with a target business that has a fair market value of at least 80% of the sum of the balance in the trust account plus the proceeds of the co-investment (excluding deferred underwriting discounts and commissions of approximately $18.0 million) at the time of our initial business combination, we will be required to provide historical and pro forma financial information to our stockholders when seeking approval of a business combination with one or more target businesses. These financial statements must be prepared in accordance with, or be reconciled to, U.S. generally accepted accounting principles, or GAAP, and the historical financial statements must be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. If a proposed target business, including one located outside of the U.S., does not have financial statements that have been prepared in accordance with, or that can be reconciled to, U.S. GAAP and audited in accordance with the standards of the PCAOB, we will not be able to acquire that proposed target business. These financial statement requirements may limit the pool of potential target businesses with which we may combine.
Compliance with the Sarbanes-Oxley Act of 2002 will require substantial financial and management resources and may increase the time and costs of completing an acquisition.
          Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2007. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation. Any inability to provide reliable financial reports could harm our business. Section 404 of the Sarbanes-Oxley Act also requires that our independent registered public accounting firm report on management’s evaluation of our system of internal controls. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.
ITEM 1B. Unresolved Staff Comments
Not applicable
ITEM 2. Properties
          We currently maintain our executive offices at 1114 Avenue of the Americas, 41st Floor, New York, New York 10036. The cost for this space will be included in the $10,000 per-month fee described above that Berggruen Holdings, Inc. charge us for office space, administrative services and secretarial support from the consummation of our initial public offering until the earlier offer consummation of a business combination or our liquidation. Prior to the consummation of our initial public offering, Berggruen Holdings provided us with office space, administrative services and secretarial support at no charge. We believe, based on rents and fees for similar services in the New York City metropolitan area that the fee that will be charged by Berggruen Holdings, Inc. is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space adequate for our current operations.

ITEM 3. Legal Proceedings
          None.
ITEM 4. Submission of Matters to a Vote of Security Holders
          Not applicable.
PART II
ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
          Our equity securities trade on the American Stock Exchange. Each of our units consists of one share of common stock and one warrant and trades on the American Stock Exchange under the symbol “FRH.U.” On January 29, 2007, the warrants and common stock underlying our units began to trade separately on the American Stock Exchange under the symbols “FRH.WS” and “FRH,” respectively. Each warrant entitles the holder to purchase one share of our common stock at a price of $7.50 commencing on the later of our consummation of a business combination or December 21, 2007, provided in each case that there is an effective registration statement covering the shares of common stock underlying the warrants in effect. The warrants expire on December 21, 2011, unless earlier redeemed.
          The following table sets forth, for the fourth quarter of the year ended December 31, 2006, the high and low sales price of our units, common stock and warrants as reported on the American Stock Exchange. Prior to December 21, 2006, there was no established public trading market for our securities.

Quarter Ended	Units		Common Stock		Warrants
	High	Low	High	Low	High	Low
Fourth Quarter of year ended December 31, 2006 (from December 21, 2006)	$10.20	$10.00	—	—	—	—
First Quarter of year ending December 31, 2007 (to March 23, 2007)	$10.95	$10.10	$9.62	$9.25	$1.30	$1.13
Holders of Common Equity
          On March 23, 2007, there were approximately 40 holders of record of our units, approximately 40 holders of record of our warrants and approximately 34 holders of record of our common stock. Such numbers do not include beneficial owners holding shares, warrants or units through nominee names.
Dividends
          Except for the 1-for-3 stock dividend that was effected on December 14, 2006 and the 1-for-5 stock dividend that was effected on December 21, 2006, we have not paid any dividends on our common stock to date and we do not intend to pay cash dividends prior to the consummation of a business combination. After we complete a business combination, the payment of dividends will depend on our revenues and earnings, if any, capital requirements and general financial condition. The payment of dividends after a business combination will be within the discretion of our then-board of directors. Our board of directors currently intends to retain any earnings for use in our business operations and, accordingly, we do not anticipate the board declaring any dividends in the foreseeable future.

Recent Sales of Unregistered Securities
          All information in this Item has been adjusted to reflect (i) a four-fifths (4/5) reverse stock split that was effected on November 29, 2006, (ii) a 1 for 3 stock dividend that was effected on December 14, 2006 and (iii) a 1 for 5 stock dividend that was effected on December 21, 2006.
          On July 20, 2006, Berggruen Holdings North America Ltd. purchased 5,923,200 of our units for an aggregate purchase price of $12,340 in a private placement.
          On July 20, 2006, Marlin Equities II, LLC purchased 5,923,200 of our units for an aggregate purchase price of $12,340 in a private placement.
          On July 20, 2006, Herbert A. Morey purchased 51,201 of our units for an aggregate purchase price of $106.66 in a private placement.
          On July 20, 2006, William P. Lauder purchased 51,201 of our units for an aggregate purchase price of $106.66 in a private placement.
          On July 20, 2006, James N. Hauslein purchased 51,201 of our units for an aggregate purchase price of $106.66 in a private placement.
          On July 20, 2006, Berggruen Holdings North America Ltd. agreed to purchase 2,225,000 of our warrants to purchase one share of our common stock at a price of $1.00 per warrant. Berggruen Holdings North America Ltd. purchased such warrants from us immediately prior to the consummation of our initial public offering on December 28, 2006.
          On July 20, 2006, Marlin Equities II, LLC agreed to purchase 2,225,000 of our warrants to purchase one share of our common stock at a price of $1.00 per warrant. Marlin Equities purchased such warrants from us immediately prior to the consummation of our initial public offering on December 28, 2006.
          The sales of the above securities were deemed to be exempt from the registration under the Securities Act of 1933 in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering. In each such transaction, such entity represented its intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the instruments representing such securities issued in such transactions.
Securities Authorized for Issuance Under Equity Compensation Plans
          We have no compensation plans under which equity securities are authorized for issuance.
Use of Proceeds from our Initial Public Offering
          On December 28, 2006, we closed our initial public offering of 48,000,000 units with each unit consisting of one share of common stock and one warrant, each to purchase one share of our common stock at a price of $7.50 per share. On January 24, 2007 the underwriters purchased an additional 4,800,000 units pursuant to an over-allotment option. All of the units registered were sold at an offering price of $10.00 per unit and generated gross proceeds of $528,000,000. The securities sold in our initial public offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-136248). The SEC declared the registration statement effective on December 21, 2006. Citigroup Global Market Inc. acted as sole bookrunning manager and representative of Ladenburg Thalmann & Co. Inc.

          We received net proceeds of approximately $508.1 million from our initial public offering (including proceeds from the exercise by the underwriters of their over-allotment option). Of those net proceeds, approximately $18.0 million is attributable to the deferred underwriters’ discount. The net proceeds were deposited into a trust account and will be part of the funds distributed to our public stockholders in the event we are unable to complete a business combination. Unless and until a business combination is consummated, the proceeds held in the trust account will not be available to us. The remaining proceeds ($200,000) became available to be used to provide for business, legal and accounting due diligence on prospective transactions and continuing general and administrative expenses. The net proceeds deposited into the trust account remain on deposit in the trust account and earned $390,574 in interest through December 31, 2006.
          Following the consummation of our initial public offering on December 28, 2006 through December 31, 2006, we did not incur any significant expenses.
ITEM 6. Selected Financial Data
          The following table summarizes the relevant financial data for our business and should be read with our financial statements, which are included in this report. We have not had any significant operations to date, so only balance sheet data is presented.

As of
Balance Sheet Data:	December 31, 2006
Working capital (deficiency)	$(122,294)
Total assets	467,306,751
Total liabilities	110,289,016
Value of common stock which may be redeemed for cash ($9.71 per share)	93,247,353
Stockholders’ equity	357,017,735
ITEM. 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
          We were formed on June 8, 2006, to effect a merger, stock exchange, asset acquisition, reorganization or similar business combination with an operating business or businesses which we believe have significant growth potential. We consummated our initial public offering on December 28, 2006. We are currently in the process of evaluating and identifying targets for a business combination. We intend to use cash from the proceeds of our initial public offering, our capital stock, debt or a combination of cash, stock and debt. The issuance of additional shares of our stock in a business combination:
•	may significantly reduce the equity interest of our stockholders;

•	may cause a change in control if a substantial number of shares of our stock are issued, which may affect, among other things, our ability to use our net operating loss carry-forwards, if any, and may also result in the resignation or removal of Mr. Berggruen or one or more of our other present directors; and

•	may adversely affect prevailing market prices for our common stock.
          Similarly, debt securities issued by us in a business combination may result in:

•	default and foreclosure on our assets if our operating revenues after a business combination were insufficient to pay our debt obligations;

•	acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contained covenants requiring the maintenance of certain financial ratios or reserves and any such covenant was breached without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security was payable on demand; and

•	our inability to obtain additional financing, if necessary, if the debt security contained covenants restricting our ability to obtain additional financing while such debt security was outstanding.
          We have neither engaged in any operations nor generated any revenues to date, other than in connection with our initial public offering. Our entire activity since inception has been to prepare for an consummate our initial public offering and to identify and investigate targets for a business combination. We will not generate any operating revenues until consummation of a business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents.
          Net income for the period from June 28, 2006 (inception) to December 31, 2006 was $169,244, which consisted of $390,574 in interest income partially offset by $93,975 in formation and operating expenses and $127,355 in income taxes. The trustee of the trust account will pay any taxes resulting from interest accrued on the funds held in the trust account out of the funds held in the trust account.
Off-Balance Sheet Arrangements
          We have never entered into any off-balance sheet financing arrangements and have never established any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.
Contractual Obligations
          We do not have any long term debt, capital lease obligations, operating lease obligations, purchase obligations or other long term liabilities.
Liquidity and Capital Resources
          The net proceeds from (i) the sale of the units in our initial public offering (including the underwriters’ over-allotment option), after deducting approximately $15.6 million to be applied to underwriting discounts, offering expenses and working capital and approximately $18.0 million of deferred underwriting discounts and (ii) the sale of the sponsors’ warrants for a purchase price of $4.5 million, was approximately $512.6 million. All of these net proceeds were placed in trust, except for $200,000 that was used for working capital.
          We will use substantially all of the net proceeds of our initial public offering to acquire one or more target businesses, including identifying and evaluating prospective target businesses, selecting one or more target businesses, and structuring, negotiating and consummating the business combination. If the business combination is paid for using stock or debt securities, we may apply the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the acquired business or businesses, the payment of principal or interest due on indebtedness incurred in consummating our initial business combination, to fund the purchase of other companies, or for working capital.

          At December 31, 2006, we had cash outside of the trust account of $599,369, cash held in the trust account of $466.7 million, accrued expenses of $250 and total liabilities of $110.3 million (which includes $93.2 million of common stock which is subject to possible redemption). We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate until December 28, 2008, assuming that an initial transaction is not consummated during that time. Of the funds held outside of the trust account, we anticipate using these funds to cover the due diligence and investigation of a target business or businesses; legal, accounting and other expenses associated with structuring, negotiating and documenting an initial business combination; office space, administrative services and secretarial support prior to consummating a business combination.
          If the funds available to us outside of the trust account are insufficient to cover our expenses, we may be required to raise additional capital, the amount, availability and cost of which is currently unascertainable. In this event, we could seek such additional capital through loans or additional investments from our sponsors, Mr. Berggruen or our directors, but, except for the co-investment, none of such sponsors, Mr. Berggruen or our directors is under any obligation to advance funds to, or invest in, us. Any such interest income not used to fund our working capital requirements or repay advances from our founders or for due diligence or legal, accounting and non-due diligence expenses will be usable by us to pay other expenses that may exceed our current estimates.
          We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we may need to raise additional funds, in addition to the co-investment, through a private offering of debt or equity securities if such funds were required to consummate a business combination. Such debt securities may include a working capital revolving debt facility or a longer term debt facility. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of a business combination.
          We intend to focus on potential target businesses with valuations between $500 million and $1.5 billion. We believe that our available working capital, together with the issuance of additional equity and/or the issuance of debt, would support the acquisition of such a target business. Such debt securities may include a long term debt facility, a high-yield notes offering or mezzanine debt financing, and depending upon the business of the target company, inventory, receivable or other secured asset-based financing. The mix of additional equity and/or debt would depend on many factors. The proposed funding for any such business combination would be disclosed in the proxy statement relating to the required shareholder approval. We would only consummate such financing simultaneously with the consummation of a business combination that was approved in connection with the stockholder approval of the business combination. We will only seek stockholder approval of such financing as an item separate and apart from the approval of the overall transaction if such separate approval was required by applicable securities laws or the Rules of the American Stock Exchange or other similar body.
ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk
          Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. $512.6 million of the net offering proceeds (which includes $18.0 million of the proceeds attributable to the underwriters’ discount) has been placed into a trust account at Smith Barney maintained by Continental Stock Transfer & Trust Company, acting as trustee. The proceeds held in trust will only be invested in U.S. “government securities,” defined as any Treasury Bill issued by the United States having a maturity of 180 days or less. Thus, we are subject to market risk primarily through the effect of changes in interest rates on government securities. The effect of other changes, such as foreign exchange rates, commodity prices and/or equity prices, does not pose significant market risk to us.

ITEM 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Freedom Acquisition Holdings, Inc.
          We have audited the accompanying balance sheet of Freedom Acquisition Holdings, Inc. (a corporation in the development stage) (the “Company”) as of December 31, 2006 and the related statements of operations, stockholders’ equity and cash flows for the period from June 8, 2006 (date of inception) to December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
          We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Freedom Acquisition Holdings, Inc. (a corporation in the development stage) as of December 31, 2006, and the results of its operations and its cash flows for the period from June 8, 2006 (date of inception) to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.
/s/ Rothstein, Kass & Company, P.C.
Roseland, New Jersey
February 27, 2007

BALANCE SHEET
December 31, 2006

ASSETS
Current asset, Cash	$599,369
Other asset, Cash held in trust account	466,707,382

$467,306,751

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$250
Accrued offering costs	250,483
Income taxes payable	127,355
Franchise tax payable	93,575
Notes payable, founding stockholders	250,000

Total current liabilities	721,663

Long-term liabilities, deferred underwriters’ fee	16,320,000

Common stock, subject to possible redemption, 9,595,200 shares at redemption value	93,247,353

Stockholders’ equity
Preferred stock, $.0001 par value; 1,000,000 shares authorized; none issued Common stock, $.0001 par value, 200,000,000 shares authorized; 60,000,003 shares issued and outstanding (including 9,595,200 shares subject to possible redemption)	6,000
Additional paid-in capital	356,842,491
Income accumulated during the development stage	169,244

Total stockholders’ equity	357,017,735

$467,306,751

STATEMENT OF OPERATIONS
For the period from June 8, 2006 (date of inception) to December 31, 2006

Interest income	$390,574
Formation and operating costs	93,975

Income before provision for income taxes	296,599
Provision for income taxes	127,355

Net income	$169,244

Approximate weighted average number of common shares outstanding, basic and diluted	13,012,000

Net income per common share, basic and diluted	$.01

STATEMENT OF STOCKHOLDERS’ EQUITY
For the period from June 8, 2006 (date of inception) to December 31, 2006

				Income
				Accumulated
	Common Stock		Additional Paid-in	During the	Total Stockholders'
	Shares	Amount	Capital	Development Stage	Equity
Common shares and warrants issued to founders	12,000,003	$1,200	$23,800	$—	$25,000
Issue of warrants in private placement	—	—	4,500,000	—	4,500,000
Sale of 48,000,000 units on December 28, 2006 at a price of $10 per unit, net of underwriter’s discount and offering costs (including 9,595,200 shares subject to possible redemption)	48,000,000	4,800	445,566,044	—	445,570,844
Proceeds subject to possible redemption, 9,595,200 shares	—	—	(93,247,353)	—	(93,247,353)
Net income	—	—	—	169,244	169,244

Balances at December 31, 2006	60,000,003	$6,000	$356,842,491	$169,244	$357,017,735

STATEMENT OF CASH FLOWS
For the period from June 8, 2006 (date of inception) to December 31, 2006

Cash flows from operating activities
Net income	$169,244
Adjustment to reconcile net income to net cash provided by operating activities:
Changes in operating assets and liabilities:
Accrued expenses	250
Income taxes payable	127,355
Franchise tax payable	93,575

Net cash provided by operating activities	390,424

Net cash used in investing activities
Cash held in trust account	(466,707,382)

Cash flows from financing activities
Proceeds from notes payable, stockholders	250,000
Proceeds from issuance of founders’ units	25,000
Gross proceeds of public offering	480,000,000
Proceeds from issuance of sponsors’ warrants in private placement	4,500,000
Payments for underwriter’s discount and offering costs	(17,858,673)

Net cash provided by financing activities	466,916,327

Net increase in cash	599,369
Cash, beginning of period	—
Cash, end of period	$599,369

Supplemental schedule of non-cash financing activities:
Accrual of offering costs	$250,483

Deferred underwriters’ fees	$16,320,000

Freedom Acquisition Holdings, Inc.
(a corporation in the development stage)
Notes to Financial Statements
NOTE A—DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
          Freedom Acquisition Holdings, Inc. (a corporation in the development stage) (the “Company”) was incorporated in Delaware on June 8, 2006. The Company was formed to acquire an operating business through a merger, capital stock exchange, asset acquisition, stock purchase or other similar business combination. The Company has neither engaged in any operations nor generated revenue to date. The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting By Development Stage Enterprises,” and is subject to the risks associated with activities of development stage companies. The Company has selected December 31st as its fiscal year end.
          The registration statement for the Company’s initial public offering (“Offering”) was declared effective on December 21, 2006. The Company consummated the Offering on December 28, 2006 and the underwriters for the Offering (the “Underwriters”) exercised a portion of their over-allotment option on January 19, 2007 (Note B). The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering and the over-allotment option exercise, although substantially all of the net proceeds of the Offering and the over-allotment option exercise are intended to be applied toward consummating a business combination with (or acquisition of) an operating business (“Business Combination”). There is no assurance that the Company will be able to successfully affect a Business Combination. Upon the consummation of the Offering, approximately 96% of the gross proceeds, after payment of certain amounts to the Underwriters, was placed in a trust account (“Trust Account”) and invested in either short-term securities issued or guaranteed by the United States having a rating in the highest investment category granted thereby by a recognized credit rating agency at the time of acquisition or short-term tax exempt municipal bonds issued by governmental entities located within the United States and otherwise meeting the condition under Rule 2a-7 promulgated under the Investment Company Act of 1940. The proceeds will be held in the Trust Account until the earlier of (i) the consummation of the Company’s initial Business Combination or (ii) the Company’s dissolution and liquidation of the Trust Account as described below. The remaining proceeds may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.
          The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that 20% or more of the Company’s outstanding common stock, par value $0.0001 per share (the “Common Stock”) (excluding, for this purpose, those shares of Common Stock issued prior to the Offering) vote against the Business Combination and exercise their redemption rights described below, the Business Combination will not be consummated.
          Stockholders other than the Founders (as defined below) (“Public Stockholders”) voting against a Business Combination will be entitled to redeem their Common Stock for a cash amount equal to a pro rata share of the Trust Account (including the additional 3.4% fee of the gross proceeds payable to the Underwriters upon the Company’s consummation of a Business Combination), including any interest earned (net of taxes payable and the amount distributed to the Company to fund its working capital requirements) on their pro rata share, if the business combination is approved and consummated. However, voting against the Business Combination alone will not result in an election to exercise a stockholder’s redemption rights. A stockholder must also affirmatively exercise such redemption rights at or prior to the time the Business Combination is voted upon by the stockholders. Each of the Company’s stockholders prior to the Offering (collectively, the “Founders”), including all of the directors of the Company, have agreed to vote its respective shares of Common Stock in accordance with the majority of the shares of Common Stock voted by the Public Stockholders. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek redemption of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by the Founders. Accordingly, a portion of the net proceeds from the Offering (19.99% of the amount held in the Trust Account) has been classified as Common Stock subject to possible redemption in the accompanying December 31, 2006 balance sheet.
          In the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering, or 24 months from the consummation of the Offering if certain extension criteria have been satisfied, the proceeds held in the Trust Account will be distributed to the Company’s stockholders, excluding the Founders, to the extent of their initial stock holdings. In the event of such distribution, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per Unit in the Offering (assuming no value is attributed to the Warrants contained in the Units offered in the Offering discussed in Note B).
NOTE B—INITIAL PUBLIC OFFERING AND OVER-ALLOTMENT OPTION EXERCISE
          On December 28, 2006, the Company sold 48,000,000 units (“Units”) at a price of $10.00 per Unit in the Offering. Each Unit consists of one share of the Company’s Common Stock and one warrant (“Warrant”). Each Warrant entitles the holder to purchase one share of the Company’s Common Stock at a price of $7.50 commencing on the later of the Company’s consummation of a Business Combination or December 21, 2007, provided in each case that there is an effective registration statement covering the shares of Common Stock underlying the Warrants in effect. The Warrants will be redeemable at a price of $0.01 per Warrant upon 30 days prior notice after the Warrants become exercisable, only in the event that the last sale price of the Common Stock is at least $14.25 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is given. If the Company is unable to deliver registered shares of Common Stock to the holder upon exercise of the Warrants during the exercise period, there will be no cash settlement of the Warrants and the Warrants will expire worthless.
          On January 24, 2007, the Underwriters purchased an additional 4,800,000 Units pursuant to their over-allotment option. The net proceeds of $46,272,000 (including $1,632,000 of deferred underwriters’ fees) from the exercise by the Underwriters of their over-allotment option were deposited into the Trust Account.
NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          Development Stage Company:
          The Company complies with the reporting requirements of SFAS No. 7, “Accounting and Reporting by Development Stage Enterprises.”
          Net income per common share:
          Income per common share is based on the weighted average number of common shares outstanding. The Company complies with SFAS No. 128, “Earnings Per Share,” which requires dual presentation of basic and diluted earnings per share on the face of the statement of operations. Basic income per share excludes dilution and is computed by dividing income available to holders of Common Stock by the weighted-average common shares outstanding for the period. Diluted income per share reflects the potential dilution that could occur if Warrants were to be exercised or otherwise resulted in the issuance of Common Stock that then shared in the earnings of the entity.

          Concentration of credit risk:
          Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, exceeds the Federal depository insurance coverage of $100,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
          Fair value of financial instruments:
          The fair value of the Company’s assets and liabilities, which qualify as financial instruments under SFAS No. 107, “Disclosure About Fair Value of Financial Instruments,” approximates the carrying amounts presented in the accompanying balance sheet.
          Use of estimates:
          The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
          Income tax:
          The Company complies with SFAS 109, “Accounting for Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.
          Recently Issued Accounting Pronouncements:
          Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.
NOTE D—RELATED PARTY TRANSACTIONS
          Each of Berggruen Holdings North America, Ltd. (“Berggruen Holdings”), Marlin Equities II, LLC (“Marlin Equities”) and three independent directors have purchased an aggregate of 12,000,003 of the Company’s Founders’ Units (adjusted to reflect the effects of the Common Stock and Unit reverse split and dividends) for an aggregate price of $25,000 in a private placement. The Founders’ Units are identical to those sold in the Offering, except that each of the Founders has agreed to vote its Common Stock (the “Founders’ Common Stock”) in the same manner as a majority of the Public Stockholders who vote at the special or annual meeting called for the purpose of approving the Company’s initial business combination. As a result, the Founders will not be able to exercise redemption rights with respect to the Founders’ Common Stock if the Company’s initial business combination is approved by a majority of the Company’s Public Stockholders. The Founders’ Common Stock included therein will not participate with the Common Stock included in the Units sold in the Offering in any liquidating distribution. The founders’ warrants included therein will become exercisable after the Company’s consummation of a business combination, if and when the last sales price of the Company’s Common Stock exceeds $14.25 per share for any 20 trading days within a 30 trading day period beginning 90 days after such business combination and will be non-redeemable so long as they are held by our founders or their permitted transferees.

          The Company issued two $125,000 unsecured promissory notes, one each, to Berggruen Holdings and Marlin Equities. These advances were non-interest bearing and due within 60 days following the consummation of the Offering. Both notes were repaid on January 23, 2007 out of the proceeds of the Offering not placed in the Trust Account and from interest the Company received on the balance of the Trust Account.
          The Company presently occupies office space provided by Berggruen Holdings, Inc., an affiliate of the Company’s president, chief executive officer and director, Nicolas Berggruen. The Company agreed to pay Berggruen Holdings, Inc. a total of $10,000 per month for office space, administrative services and secretarial support until the earlier of its consummation of a Business Combination or its liquidation.
          On December 28, 2006, Berggruen Holdings and Marlin Equities (collectively, the “Sponsors”), purchased in equal amounts an aggregate of 4,500,000 Warrants (the “Sponsors Warrants”) at a price of $1.00 per Warrant ($4,500,000 in the aggregate) in a private placement that occurred immediately prior to the Offering. The Sponsors’ Warrants are identical to the Warrants issued with the Units sold in the Offering except that the Sponsors’ Warrants will be non-redeemable so long as they are held by the Sponsors or their permitted transferees. Each of the Sponsors has agreed, subject to certain exception, not to transfer, assign or sell any of its Sponsors’ Warrants until one year after the Company consummates a Business Combination.
          In addition, Berggruen Holdings and Marlin Equities, collectively have agreed to purchase 5,000,000 Units at a price of $10 per Unit (an aggregate price of $50,000,000) from the Company in a private placement that will occur immediately prior to the Company’s consummation of a Business Combination. These Units will be identical to the Units sold in the Offering. Each of Berggruen Holdings and Marlin Equities has also agreed that these Units will not be sold, transferred, or assigned until at least one year after the completion of the Business Combination.
NOTE E—INCOME TAXES
          The Company’s provision for income taxes reflects the application of federal, state and city statutory rates to the Company’s income before taxes. The Company’s effective tax rate was 43% for the period from June 8, 2006 (date of inception) to December 31, 2006.
          Components of the provision for income taxes are as follows:

Current	$80,817
Federal	$80,817
State	20,282
City	26,256

Total current	$127,355

          The effective income tax differs from the statutory rate of 34% principally due to the effect of state and city income taxes.
NOTE F—COMMITMENT
          The Company paid an underwriting discount of 3.6% of the public Unit offering price to the Underwriters at the closing of the Offering, with an additional 3.4% fee of the gross Offering proceeds payable upon the Company’s consummation of a Business Combination.
NOTE G—PREFERRED STOCK
          The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

NOTE H—COMMON STOCK
          On November 29, 2006, the Company effected a four-fifths (4/5) reverse Common Stock split. On December 14, 2006, the Company effected a (i) one-for-three Common Stock dividend for each issued and outstanding share of the Company’s Common Stock and (ii) one-for-three Unit dividend for each issued and outstanding Unit of the Company. On December 21, 2006, the Company effected a (i) one-for-five Common Stock dividend for each issued and outstanding share of the Company’s Common Stock and (ii) one-for-five Unit dividend for each issued and outstanding Unit of the Company. All transactions and disclosures in the financial statements, related to the Company’s Common Stock and Units, have been adjusted to reflect the effect of the Common Stock and Unit reverse split and dividends.

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
          None.
ITEM 9A. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
          We evaluated the effectiveness of our disclosure controls and procedures, as defined in the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Nicolas Berggruen, our Chief Executive Officer, participated in this evaluation. Based upon that evaluation, Mr. Berggruen concluded that our disclosure controls and procedures were effective as of the end of the period covered by the report.
(b) Changes in Internal Controls over Financial Reporting
          As a result of the evaluation completed by Mr. Berggruen, we have concluded that there were no changes during the fiscal quarter ended December 31, 2006 in our internal controls over financial reporting, which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
ITEM 9B. Other Information
          Not applicable.
PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
Directors and Executive Officer
          Our current directors are, and our executive officer is, as follows:

Name	Age	Position
Nicolas Berggruen	45	President, Chief Executive Officer and Director
Martin E. Franklin	42	Chairman of the Board
James N. Hauslein	47	Director
William P. Lauder	46	Director
Herbert A. Morey	65	Director
          Nicolas Berggruen has been our president, chief executive officer and a member of our board of directors since our inception in June 2006. Mr. Berggruen founded what became Berggruen Holdings, Inc. in 1984 to act as investment advisor to a Berggruen family trust that has made over 50 control and non-control direct investments in operating businesses over the last 20 years. Mr. Berggruen has served as the president of Berggruen Holdings, Inc. since its inception. In 1984 he also co-founded Alpha Investment Management, a multi-billion dollar hedge fund management company that was sold to Safra Bank in 2004. Prior to co-founding Alpha Investment Management and Berggruen Holdings, Inc., Mr. Berggruen served as an analyst on the real estate side of the family-held investment firm Bass Brothers Enterprises, and an associate of Jacobson and Co., Inc., a leveraged buyout company. Mr. Berggruen obtained a Bachelor of Science in Finance and International Business from New York University.
          Martin E. Franklin has been the chairman of our board of directors since our inception in June 2006. Mr. Franklin has served as chairman and chief executive officer of Jarden Corporation, a broad based consumer products company, since 2001. Prior to joining Jarden Corporation, Mr. Franklin served as chairman and a director of Bollé, Inc. from 1997 to 2000, chairman of Lumen Technologies from 1996 to 1998, and as chairman and chief executive officer of its predecessor, Benson Eyecare Corporation from 1992 to 1996. Mr. Franklin also serves on the board of directors of Apollo Investment Corporation and Kenneth Cole Productions, Inc. Mr. Franklin also serves as a director and trustee of a number of private companies and charitable institutions.
          James N. Hauslein has been a member of our board of directors since July 2006. Mr. Hauslein has also served as President of Hauslein & Company, Inc., a private equity firm, since May 1991. From July 1991 until April 2001, Mr. Hauslein served as Chairman of the Board of Sunglass Hut International, Inc., the world’s largest specialty retailer of non-prescription sunglasses. Mr. Hauslein also served as Sunglass Hut’s Chief Executive Officer from May 1997 to February 1998 and again from January 2001 to May 2001. During Mr. Hauslein’s tenure at Sunglass Hut International, he led the growth of its revenues from approximately $35 million to approximately $680 million for fiscal 2000 prior to its acquisition by Luxottica Group (NYSE: LUX) in April 2001. At the time of Luxottica Group’s acquisition, Sunglass Hut International (previously NASDAQ: RAYS) operated approximately 2,000 company-owned Sunglass Hut International, Watch Station, Watch World and combination stores in the United States, Canada, the Caribbean, Europe, Asia, Australia and New Zealand. Mr. Hauslein is also currently a member of the Board of Directors of two private growth companies. Mr. Hauslein serves on several philanthropic boards and foundations and is a member of several Alumni Advisory Boards at Cornell University. Mr. Hauslein received his M.B.A., with Distinction, from Cornell University’s Johnson Graduate School of Management and his B.S. in chemical engineering from Cornell University.
          William P. Lauder has been a member of our board of directors since July 2006. Mr. Lauder has been the President and Chief Executive Officer of The Estée Lauder Companies Inc. since July 1, 2004. Mr. Lauder has also served as Chief Operating Officer of The Estée Lauder Companies Inc. from January 2003 through June 2004, and Group President of The Estée Lauder Companies Inc. from July 2001 through 2002, where he was responsible for the worldwide business of Clinique and Origins and the company’s retail store and online operations. From 1998 to 2001, Mr. Lauder was President of Clinique Laboratories. Prior to then, he was President of Origins Natural Resources Inc.; he had been the senior officer of the Origins brand since its creation in 1990. He joined The Estée Lauder Companies in 1986 as Regional Marketing Director of Clinique U.S.A. in the New York Metro area. Mr. Lauder then spent two years at Prescriptives as Field Sales Manager. Prior to joining The Estée Lauder Companies, he completed Macy’s executive training program in New York City and became Associate Merchandising Manager of the New York Division/Dallas store at the time of its opening in September 1985. Mr. Lauder graduated from the Wharton School of the University of Pennsylvania in 1983 with a Bachelor of Science degree in Economics. He is a member of the Board of Trustees of The University of Pennsylvania and the Boards of Directors of the Fresh Air Fund, the 92nd Street Y and the Partnership for New York City. He is also a member of the Boards of The Estée Lauder Companies Inc. and True Temper Corporation.
          Herbert A. Morey has been a member of our board of directors since July 2006. Mr. Morey was a client-handling senior partner of Ernst & Young LLP until his retirement in 2000, at which time he became a consultant to that firm in the M&A Due Diligence Group until December 2002. Since December 2002, Mr. Morey has stayed active in business matters through his board service discussed below, real estate ownership and managing his personal investment portfolio. During his forty year career with Ernst & Young LLP and Arthur Young & Company, a predecessor firm, Mr. Morey provided audit services to a broad range of companies, including consumer products, manufacturing, and publishing companies, many of which were owned by foreign entities, and coordinated numerous other services provided to his clients. Mr. Morey has significant experience with acquisitions, restructurings and reorganizations, reconciliation or conversion of foreign accounting principles to U.S. generally accepted accounting principles, and SEC accounting and reporting. Mr. Morey chairs the Audit Committee of the board of directors of Fedders Corporation, serves as

Treasurer and a board member of the Harrison-Rye Realty Corporation, and has similar responsibilities for a not-for-profit theatrical organization in New York City.
Director Independence
          Our board of directors has determined that each of Mr. Hauslein, Mr. Lauder and Mr. Morey are “independent directors” as such term is defined in Rule 10A-3 of the Exchange Act and the rules of the American Stock Exchange.
Board Committees
          Audit Committee
          Our board of directors has established an audit committee which consists of each of Mr. Hauslein, Mr. Lauder and Mr. Morey, all of whom have been determined to be “independent” as defined in Rule 10A-3 of the Exchange Act and the rules of the American Stock Exchange. Our board of directors has determined that each of the members of our audit committee satisfies the financial literacy and experience requirements of the American Stock Exchange and the rules of the SEC such that each member is an “audit committee financial expert.” The responsibilities of our audit committee include:
•	meeting with our management periodically to consider the adequacy of our internal control over financial reporting and the objectivity of our financial reporting;

•	appointing the independent registered public accounting firm, determining the compensation of the independent registered public accounting firm and pre-approving the engagement of the independent registered public accounting firm for audit and non-audit services;

•	overseeing the independent registered public accounting firm, including reviewing independence and quality control procedures and experience and qualifications of audit personnel that are providing us audit services;

•	meeting with the independent registered public accounting firm and reviewing the scope and significant findings of the audits performed by them, and meeting with management and internal financial personnel regarding these matters;

•	reviewing our financing plans, the adequacy and sufficiency of our financial and accounting controls, practices and procedures, the activities and recommendations of the auditors and our reporting policies and practices, and reporting recommendations to our full board of directors for approval;

•	establishing procedures for the receipt, retention and treatment of complaints regarding internal accounting controls or auditing matters and, if applicable, the confidential, anonymous submissions by employees of concerns regarding questionable accounting or auditing matters;

•	following the consummation of our initial public offering, preparing the report required by the rules of the SEC to be included in our annual proxy statement; and

•	reviewing and approving all expense reimbursements made to Mr. Berggruen and our other directors, provided that any expense reimbursements payable to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

          Compensation Committee
          Our board of directors has established a compensation committee which consists of each of Mr. Hauslein, Mr. Lauder and Mr. Morey, all of whom have been determined to be “independent” as defined in Rule 10A-3 of the Exchange Act and the rules of the American Stock Exchange. The functions of our compensation committee include:
•	establishing overall compensation policies and recommending to our board of directors major compensation programs;

•	subsequent to our consummation of a business combination, reviewing and approving the compensation of Mr. Berggruen and our directors, including salary and bonus awards;

•	administering any employee benefit, pension and equity incentive programs;

•	reviewing officer and director indemnification and insurance matters; and

•	following the consummation of our initial public offering, preparing an annual report on executive compensation for inclusion in our proxy statement.
          Governance and Nominating Committee
          Our board of directors has established a governance and nominating committee which consists of each of Mr. Hauslein, Mr. Lauder and Mr. Morey, all of whom have been determined to be “independent” as defined in Rule 10A-3 of the Exchange Act and the rules of the American Stock Exchange. The functions of our governance and nominating committee will include:
•	recommending qualified candidates for election to our board of directors;

•	evaluating and reviewing the performance of existing directors;

•	making recommendations to our board of directors regarding governance matters, including our certificate of incorporation, bylaws and charters of our committees; and

•	developing and recommending to our board of directors governance and nominating guidelines and principles applicable to us.
          Our nominating committee does not have a policy with regard to the consideration of director candidates recommended by our stockholders. We will consider adopting such a policy if and when we consummate a business combination.
Code of Ethics and Committee Charters
          We have adopted a code of ethics that applies to Mr. Berggruen and our other directors. We have filed copies of our code of ethics and our board committee charters as an exhibit to the registration statement in connection with our initial public offering. You may review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the code of ethics will be provided without charge upon request to us in writing at 1114 Avenue of the Americas, 41st Floor, New York, New York 10036 or by telephone at (212) 380-2230. We intend to disclose any amendments to or waivers of certain provisions of our code of ethics in a Current Report on
Form 8-K.

Section 16(a) Beneficial Ownership Reporting Compliance
          Section 16(a) of the Securities Exchange Act of 1934 requires our officer, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received, we believe that, during the year ended December 31, 2006, all filing requirements applicable to our officer, directors and greater than ten percent beneficial owners were complied with.

ITEM 11. Executive Compensation
Compensation Discussion and Analysis
          Neither Mr. Berggruen nor any of our other directors has received any cash compensation for services rendered. In July 2006, each of our independent directors purchased 51,201 units (after giving effect to our reverse stock split and stock dividends) for a purchase price of $106. However, none of them serve as officers of ours nor receive any compensation for serving in such role, other than reimbursement of actual out-of-pocket expenses. As the price paid was fair market value at the time, we do not consider the value of the units at the offering price to be compensation. Rather, we believe that because they own such shares, no compensation (other than reimbursement of out of pocket expenses) is necessary and such persons agreed to serve in such role without compensation.
          We have agreed to pay Berggruen Holdings, Inc., an affiliate of Mr. Berggruen, a total of $10,000 per month for office space, administrative services and secretarial support until the earlier of our consummation of a business combination or our liquidation. This arrangement is being agreed to by Berggruen Holdings, Inc. for our benefit and is not intended to provide Berggruen Holdings, Inc. compensation in lieu of a management fee. We believe that such fees are at least as favorable as we could have obtained from an unaffiliated third party.
          Other than this $10,000 per-month fee, no compensation of any kind, including finder’s and consulting fees, will be paid to Mr. Berggruen, our directors, or any of their respective affiliates, for services rendered prior to or in connection with a business combination. However, these individuals and the sponsors will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. After a business combination, Mr. Berggruen and any of our directors who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of a stockholder meeting held to consider a business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation.
          Other than the securities described above and in the section appearing elsewhere in this Annual Report on Form 10-K entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”, neither our officer nor our directors has received any of our equity securities.
Compensation Committee Interlocks and Insider Participation
          None.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
          The following table sets forth information regarding the beneficial ownership of our common stock as of March 23, 2007, by:
•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	Mr. Berggruen and each of our other directors; and

•	Mr. Berggruen and all our other directors as a group.

          Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the co-investment common stock, or the founders’ warrants, the sponsors’ warrants and the co-investment warrants as these warrants are not exercisable within 60 days of the date hereof. None of the shares of common stock owned by Mr. Berggruen or any of our directors have been pledged as security. The business address of Berggruen Holdings, Mr. Berggruen and each of our directors (other than Mr. Franklin) is c/o Freedom Acquisition Holdings, Inc., 1114 Avenue of the Americas, 41st Floor, New York New York 10036.

		Approximate Percentage
	Number of Shares	of Outstanding
	of Common Stock	Common Stock
Name of Beneficial Owner and Management	Beneficially Owned	Beneficially Owned
Berggruen Holdings North America Ltd.(1)	5,923,200	9.1	%(4)
Marlin Equities (1)(2)	5,923,200	9.1	(4)
Nicolas Berggruen (3)	5,923,200	9.1	(4)
Martin E. Franklin (2)	5,923,200	9.1	(4)
Glenhill Advisors, LLC (5)	9,000,000	13.9
James N. Hauslein	51,201	*
William P. Lauder	51,201	*
Herbert A. Morey	51,201	*
All directors and executive officer as a group (5 individuals)	12,000,003	18.5

*	Less than 1%

(1)	Berggruen Holdings and Marlin Equities have agreed to act together for the purpose of acquiring, holding, voting or disposing of our shares and are deemed to be a “group” for reporting purposes under the Exchange Act.

(2)	Based on a Schedule 13G filed on February 14, 2007, Mr. Franklin is the majority owner and managing member of Marlin Equities and Mr. Ashken is the other principal member of Marlin Equities. Each of Mr. Franklin and Mr. Ashken may be considered to have beneficial ownership of Marlin Equities’ interests in us. The business address of Marlin Equities and Mr. Franklin is 555 Theodore Fremd Avenue, Suite B-302, Rye, New York 10058. Our sponsors have agreed to act together for the purpose of acquiring, holding, voting or disposing of our shares and are deemed to be a “group” for reporting purposes under the Exchange Act.

(3)	Mr. Berggruen is a director of Berggruen Holdings and may be considered to have beneficial ownership of Berggruen Holdings’ interests in us.

(4)	Upon consummation of the co-investment, each of Berggruen Holdings and Marlin Equities and Messrs. Berggruen and Franklin will beneficially own 11.3% of our outstanding shares. All of the shares of our common stock that Mr. Berggruen and Mr. Franklin will be deemed to beneficially own and control will be owned indirectly through their respective affiliates. Neither Mr. Berggruen nor Mr. Franklin directly owns or controls any of our shares of common stock.

(5)	Based on a Schedule 13G filed on January 3, 2007 with the SEC jointly by Glenhill Advisors, LLC (“Glenhill Advisors”), Glenn J. Krevlin (“Mr. Krevlin”) and Glenhill Capital Overseas GP, Ltd. (“Glenhill Capital Overseas”, and collectively with Glenhill Advisors and Mr. Krevlin, “Glenhill”). The Schedule 13G indicates that Mr. Krevlin is the managing member and control person of Glenhill Advisors, Glenhill Advisors is the managing member of Glenhill Capital Management, LLC. Glenhill Capital Management, LLC is the general partner and investment advisor of Glenhill Capital LP, the sole shareholder of Glenhill Capital Overseas. Glenhill Capital Overseas is general partner of

Glenhill Capital Overseas Master Fund, LP. The Schedule 13G further indicates that 9,000,000 of our shares of common stock were beneficially owned by Glenhill, as to which (i) Glenhill Advisors has sole voting and dispositive power with respect to 3,000,000 shares, (ii) Mr. Krevlin has sole voting and dispositive power with respect to 3,000,000 shares and (iii) Glenhill Capital Overseas has sole voting and dispositive power with respect to 3,000,000 shares. The business address of each of Glenhill Advisors, Mr. Krevlin and Glenhill Capital Overseas is 598 Madison Avenue, 12th Floor, New York, NY 10022.
          In connection with the vote required for our initial business combination, each of our founders has agreed to vote the shares of common stock acquired by it before our initial public offering in accordance with the majority of the shares of common stock voted by the public stockholders. Each of our founders has also agreed to vote any shares acquired by it in or after our initial public offering in favor of our initial business combination. Therefore, if such entity acquires shares in or after our initial public offering, it must vote such shares in favor of the proposed business combination and has, as a result, waived the right to exercise redemption rights for those shares in the event that our initial business combination is approved by a majority of our public stockholders.
ITEM 13. Certain Relationships, Related Transactions and Director Independence
          On July 20, 2006, Berggruen Holdings, which is controlled by Mr. Berggruen, purchased 5,923,200 of our units (after giving effect to our reverse stock split and stock dividends) for an aggregate purchase price of $12,340 and Marlin Equities, which is controlled by Mr. Franklin, purchased 5,923,200 of our units (after giving effect to our reverse stock split and stock dividends) for an aggregate purchase price of $12,340. In addition, on July 20, 2006, each of our directors purchased 51,201 units (after giving effect to our reverse stock split and stock dividends) for a purchase price of $106. The units are identical to those sold in our initial public offering, except that:
•	each of our founders has agreed to vote its founders’ common stock in the same manner as a majority of the public stockholders who vote at the special or annual meeting called for the purpose of approving our initial business combination. As a result, they will not be able to exercise redemption rights with respect to the founders’ common stock if our initial business combination is approved by a majority of our public stockholders;

•	the warrants underlying such units become exercisable after our consummation of a business combination if and when the last sales price of our common stock exceeds $14.25 per share for any 20 trading days within a 30 trading day period beginning 90 days after such business combination; and

•	the warrants underlying such units are non-redeemable for so long as they are held by our founders or their permitted transferees.
          On July 20, 2006, Berggruen Holdings agreed to purchase 2,225,000 of our warrants to purchase one share of our common stock at a price of $1.00 per warrant. Berggruen Holdings purchased such warrants from us immediately prior to the consummation of our initial public offering on December 28, 2006.
          On July 20, 2006, Berggruen Holdings agreed to invest $25.0 million in us in the form of co-investment units at a price of $10.00 per unit (after giving effect to our reverse stock split). Berggruen Holdings is obligated to purchase such co-investment units from us immediately prior to the consummation of a business combination.

          On July 20, 2006, Marlin Equities agreed to purchase 2,225,000 of our warrants to purchase one share of our common stock at a price of $1.00 per warrant. Marlin Equities purchased such warrants from us immediately prior to the consummation of our initial public offering on December 28, 2006.
          On July 20, 2006, Marlin Equities agreed to invest $25.0 million in us in the form of co-investment units at a price of $10.00 per unit (after giving effect to our reverse stock split). Marlin Equities is obligated to purchase such co-investment units from us immediately prior to the consummation of a business combination.
          Pursuant to a registration rights agreement dated December 21, 2006 between us and our founders, our founders are entitled to certain registration rights. Specifically, (i) the sponsors’ warrants and the underlying common stock, and the co-investment warrants and the underlying common stock, will be entitled to certain registration rights upon the consummation of a business combination; (ii) the founders’ warrants and the underlying common stock will be entitled to certain registration rights 90 days after the consummation of a business combination; and (iii) the founders’ units, founders’ common stock, co-investment units and co-investment common stock will be entitled to certain registration rights one year after the consummation of a business combination. We are only required to use our best efforts to cause a registration statement relating to the resale of such securities to be declared effective and, once effective, only to use our best efforts to maintain the effectiveness of the registration statement. The holders of warrants do not have the rights or privileges of holders of our common stock or any voting rights until such holders exercise their respective warrants and receive shares of our common stock. Certain persons and entities that receive any of the above described securities from our founders will, under certain circumstances, be entitled to the registration rights described herein. We will bear the expenses incurred in connection with the filing of any such registration statements.
          We have agreed to pay Berggruen Holdings, Inc., an affiliate of Mr. Berggruen, a total of $10,000 per month for office space, administrative services and secretarial support until the earlier of our consummation of a business combination or our liquidation. This arrangement is being agreed to by Berggruen Holdings, Inc. for our benefit and is not intended to provide Berggruen Holdings, Inc. compensation in lieu of a management fee. We believe that such fees are at least as favorable as we could have obtained from an unaffiliated third party. Prior to the consummation of our initial public offering, Berggruen Holdings has agreed to provide us with office space, administrative services and secretarial support at no charge.
          As of December 21, 2006, each of Berggruen Holdings and Marlin Equities had advanced on our behalf a total of $125,000 and $125,000, respectively, for payment of offering expenses. These advances were non-interest bearing, unsecured and were repaid on January 23, 2007 out of the proceeds of our initial public offering not placed in trust and from interest we received on the balance of the trust account .
          During the period while we are pursuing the acquisition of a target business, Mr. Berggruen has agreed to present business combination opportunities that fit within our criteria and guidelines to us.
          Berggruen Holdings has agreed to make four investment professionals located at the Berggruen Holdings’ offices in New York, Los Angeles and London available at no cost to us to actively source an acquisition for us. Each of these investment professionals has agreed with us that such individual will not present us with a potential business combination opportunity with a company (i) with which such individual has had any discussions, formal or otherwise, with respect to a business combination with another company prior to the consummation of our initial public offering or (ii) that is competitive with any portfolio company of Berggruen Holdings until after such individual has presented the opportunity to such portfolio company and such portfolio company has determined not to proceed with that opportunity.

          Our policies and procedures for the review, approval or ratification of certain related party transactions are described above under Item 1 — Business — Conflicts of Interest.”
ITEM 14. Principal Accounting Fees and Services
          The firm of Rothstein, Kass & Company, P.C.(“Rothstein Kass”) acts as our principal accountant. Rothstein Kass manages and supervises the audit, and is exclusively responsible for the opinion rendered in connection with its examination. We have engaged the firm of EAS Accounting Services, CPA LLC (“EAS”) to assist us in the preparation of our audited financial statements. The following is a summary of fees paid to Rothstein Kass for services rendered:
Audit Fees
          The aggregate fees billed or expected to be billed for professional services rendered by Rothstein Kass for the year ended December 31, 2006 for (a) the annual audit of our financial statements for such year and (b) the audit of our financial statements dated July 24, 2006, October 31, 2006, December 28, 2006 and January 24, 2007 and filed with our registration statement on Form S-1 or our current reports on Form 8-K and (c) reviews of SEC filings amounted to approximately $115,000.
Audit-Related Fees
          We did not receive audit-related services that are not reported as Audit Fees for the year ended December 31, 2006.
Tax Fees
          We did not receive professional services for tax compliance, tax advice and tax planning for the year ended December 31, 2006.
All Other Fees
          We did not receive products and services provided by Rothstein Kass, other than those discussed above, for the year ended December 31, 2006.
Pre-Approval Policy
          Since our audit committee was not formed until December 2006, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by Rothstein Kass, including the fees and terms thereof (subject to the de minimus exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit). The audit committee may form and delegate authority to subcommittees of the audit committee consisting of one or more members when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such subcommittee to grant pre-approvals shall be presented to the full audit committee at its next scheduled meeting.

PART IV
ITEM 15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as a part of this Report:
          1. Financial Statements:
          Report of Independent Registered Public Accounting Firm
          Balance Sheet
          Statement of Operations
          Statement of Stockholders’ Equity
          Statement of Cash Flows
          Notes to Financial Statements
          2. Financial Statement Schedule(s):
          All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.
          3. Exhibits:
          See attached Exhibit Index of this Annual Report on Form 10-K.
(b) Exhibits:
          We hereby file as part of this Annual Report on Form 10-K the Exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates.
(c) Financial Statement Schedules
          All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

Exhibit
Number	Description

3.1	Form of Amended and Restated Certificate of Incorporation (1)
3.2	Bylaws (1)
4.1	Specimen Unit Certificate (1)
4.2	Specimen Common Stock Certificate (1)
4.3	Warrant Agreement dated July 20, 2006 between Continental Stock Transfer & Trust Company and the Registrant (1)
4.4	Specimen Public Warrant Certificate (included in Exhibit 4.3)
4.5	Specimen Private Warrant Certificate (included in Exhibit 4.3)
4.6	First Amendment dated as of November 9, 2006 to Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant (2)
4.7	Second Amendment dated as of November 29, 2006 to Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant (3)
4.8	Amended and Restated Warrant Agreement dated as of December 21, 2006 between

Exhibit
Number	Description
Continental Stock Transfer & Trust Company and the Registrant
10.1	Registration Rights Agreement among the Registrant and the Founders dated December 21, 2006
10.2	Founders’ Units Subscription Agreement dated as of July 20, 2006 among the Registrant and Berggruen Holdings (1)
10.3	Founders’ Units Subscription Agreement dated as of July 20, 2006 among the Registrant and Marlin Equities (1)
10.4	Founders’ Units Subscription Agreement dated as of July 20, 2006 among the Registrant and James N. Hauslein (1)
10.5	Founders’ Units Subscription Agreement dated as of July 20, 2006 among the Registrant and William P. Lauder (1)
10.6	Founders’ Units Subscription Agreement dated as of July 20, 2006 among the Registrant and Herbert A. Morey (1)
10.7	Sponsors’ Warrant and Co-Investment Units Subscription Agreement dated as of July 20, 2006 among the Registrant and Berggruen Holdings (1)
10.8	Sponsors’ Warrant and Co-Investment Units Subscription Agreement dated as of July 20, 2006 among the Registrant and Marlin Equities (1)
10.10	Letter Agreement dated as of July 20, 2006 among the Registrant, Citigroup Global Markets Inc. and Berggruen Holdings (1)
10.11	Letter Agreement dated as of July 20, 2006 among the Registrant, Citigroup Global Markets Inc. and Marlin Equities (1)
10.12	Letter Agreement dated as of July 20, 2006 among the Registrant, Citigroup Global Markets Inc. and Nicolas Berggruen (1)
10.13	Letter Agreement dated as of July 20, 2006 among the Registrant, Citigroup Global Markets Inc. and Martin E. Franklin (1)
10.14	Letter Agreement dated as of July 20, 2006 among the Registrant, Citigroup Global Markets Inc. and James N. Hauslein (1)
10.15	Letter Agreement dated as of July 20, 2006 among the Registrant, Citigroup Global Markets Inc. and William P. Lauder (1)
10.16	Letter Agreement dated as of July 20, 2006 among the Registrant, Citigroup Global Markets Inc. and Herbert A. Morey (1)
10.17	Form of Letter Agreement among the Registrant and Berggruen Holdings, Inc. Providing office space to the Registrant (1)
10.18	Promissory Note, dated June 14, 2006, issued to Berggruen Holdings (1)
10.19	Promissory Note, dated June 14, 2006, issued to Marlin Equities (1)
10.20	Amended Letter Agreement dated as of November 30, 2006 among the Registrant, Citigroup Global Markets Inc. and Berggruen Holdings (3)
10.21	Amended Letter Agreement dated as of November 30, 2006 among the Registrant, Citigroup Global Markets Inc. and Marlin Equities (3)
10.22	Amended Letter Agreement dated as of November 30, 2006 among the Registrant, Citigroup Global Markets Inc. and Nicolas Berggruen (3)
10.23	Amended Letter Agreement dated as of November 30, 2006 among the Registrant, Citigroup Global Markets Inc. and Martin E. Franklin (3)
10.24	Amended Letter Agreement dated as of November 30, 2006 among the Registrant, Citigroup Global Markets Inc. and James N. Hauslein (3)
10.25	Amended Letter Agreement dated as of November 30, 2006 among the Registrant, Citigroup Global Markets Inc. and William P. Lauder (3)
10.26	Amended Letter Agreement dated as of November 30, 2006 among the Registrant, Citigroup Global Markets Inc. and Herbert A. Morey (3)
10.27	Form of Berggruen Holdings’ Employee Letter Agreement (3)

Exhibit
Number	Description
10.28	Second Amended Letter Agreement dated as of December 15, 2006 among the Registrant, Citigroup Global Markets Inc. and Berggruen Holdings (4)
10.29	Second Amended Letter Agreement dated as of December 15, 2006 among the Registrant, Citigroup Global Markets Inc. and Marlin Equities (4)
10.30	Second Amended Letter Agreement dated as of December 15, 2006 among the Registrant, Citigroup Global Markets Inc. and Nicolas Berggruen (4)
10.31	Second Amended Letter Agreement dated as of December 15, 2006 among the Registrant, Citigroup Global Markets Inc. and Martin E. Franklin (4)
10.32	Investment Management Trust Agreement by and between the Registrant and Continental Stock Transfer & Trust Company (5)
14.1	Code of Ethics (6)
23.1	Consent of Rothstein, Kass & Company, P.C.
24.1	Power of Attorney (included in the signature page to this report)
31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Form of Charter of Audit Committee (1)
99.3	Form of Charter of Governance and Nominating Committee (1)
99.4	Form of Charter of Compensation Committee (1)

(1)	Incorporated by reference to the corresponding exhibit filed with the Registration Statement on Form S-1 (File No. 333-136248) with the SEC on August 2, 2006.

(2)	Incorporated by reference to the corresponding exhibit filed with Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-136248) filed with the SEC on November 13, 2006.

(3)	Incorporated by reference to the corresponding exhibit filed with Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-136248) filed with the SEC on November 30, 2006.

(4)	Incorporated by reference to the corresponding exhibit filed with Amendment No. 4 to the Registration Statement on Form S-1 (File No. 333-136248) filed with the SEC on December 18, 2006.

(5)	Incorporated by reference to the corresponding exhibit filed with the Registrant’s Current Report on Form 8-K filed with the SEC on December 29, 2006.

(6)	Incorporated by reference to Exhibit 99.1 filed with the Registration Statement on Form S-1 (File No. 333-136248) with the SEC on August 2, 2006.
Reports on Form 8-K — None.

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREEDOM ACQUISITION HOLDINGS, INC.
/s/ Nicolas Berggruen
By: Nicolas Berggruen
Title:	President and Chief Executive Officer

POWER OF ATTORNEY
          KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Nicolas Berggruen and Martin E. Franklin as true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for him, her or it and in his, her or its name, place and stead, in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the SEC granting unto said attorney-in-fact and agent the full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as to all intents and purposes as either of them might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or their substitute, may lawfully do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ Nicolas Berggruen Nicolas Berggruen	President, Chief Executive Officer and Director (principal executive officer, principal financial officer and principal accounting officer)	March 27, 2007

/s/ Martin E. Franklin Martin E. Franklin	Director	March 27, 2007

/s/ James N. Hauslein James N. Hauslein	Director	March 27, 2007

/s/ William P. Lauder William P. Lauder	Director	March 27, 2007

/s/ Herbert A. Morey Herbert A. Morey	Director	March 27, 2007