Form 10-Q
period 2007-03-31
Freedom Acquisition Holdings, Inc.
filed 2007-05-15
CIK 1365790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	001-33217

Freedom Acquisition Holdings, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	20-5009693

(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)
1114 Avenue of the Americas, 41st Floor
New York, New York 10036
(Address of principal executive offices)
(212) 380-2230
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      ☑ Yes ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☐ Accelerated filer	☑ Non-accelerated filer
     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).      ☑ Yes ☐ No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
     The number of shares of common stock outstanding as of May 15, 2007 was 64,800,003.

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

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements.
FREEDOM ACQUISITION HOLDINGS, INC.
(a corporation in the development stage)
UNAUDITED CONDENSED BALANCE SHEETS

	March 31, 2007	December 31, 2006
ASSETS
Current assets
Cash	$142,717	$599,369
Prepaid expenses	68,785	—

Total current assets	211,502	599,369

Other asset
Cash held in trust account	518,676,027	466,707,382

	$518,887,529	$467,306,751

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accrued expenses	$20,750	$250
Accrued offering costs	—	250,483
Income taxes payable	2,779,750	127,355
Franchise tax payable	41,250	93,575
Notes payable, founding stockholders	—	250,000

Total current liabilities	2,841,750	721,663

Long-term liabilities
Deferred underwriters’ fee	17,952,000	16,320,000

Common stock, subject to possible redemption, 10,554,720 and 9,595,200 shares at March 31, 2007 and December 31, 2006, respectively, at redemption value	102,572,088	93,247,353

Deferred interest income related to common stock subject to possible redemption	483,050	—

Stockholders’ equity
Preferred stock, $.0001 par value; 1,000,000 shares authorized; none issued
Common stock, $.0001 par value, 200,000,000 shares authorized; 64,800,003 shares issued and outstanding (including 10,554,720 shares subject to possible redemption) at March 31, 2007 and 60,000,003 shares issued and outstanding (including 9,595,200 shares subject to possible redemption) at December 31, 2006	6,480	6,000
Additional paid-in capital	392,126,827	356,842,491
Income accumulated during the development stage	2,905,334	169,244

Total stockholders’ equity	395,038,641	357,017,735

	$518,887,529	$467,306,751

See accompanying notes to condensed financial statements.

FREEDOM ACQUISITION HOLDINGS, INC.
(a corporation in the development stage)
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

		Period from
	For the Three	June 8, 2006
	Months Ended	(inception) to
	March 31, 2007	March 31, 2007
Interest income	$6,212,197	$6,602,771

Formation and operating costs	154,412	248,387

Income before provision for income taxes	6,057,785	6,354,384

Provision for income taxes	2,838,645	2,966,000

Net income	3,219,140	3,388,384

Interest income related to common stock subject to possible redemption	483,050	483,050

Net income allocable to common stockholders not subject to possible redemption	$2,736,090	$2,905,334

Weighted average shares outstanding, basic	63,573,336	28,167,571

Net income per common share, basic	$.05	$.12

Weighted average shares outstanding, diluted	72,931,670	31,131,929

Net income per common share, diluted	$.04	$.11

See accompanying notes to condensed financial statements.

FREEDOM ACQUISITION HOLDINGS, INC.
(a corporation in the development stage)
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

		Period from
	For the Three	June 8, 2006
	Months Ended	(inception) to
	March 31, 2007	March 31, 2007
Cash Flows from Operating Activities
Net income	$3,219,140	$3,388,384
Adjustments to reconcile net income to net cash provided by operating activities:
Increase in prepaid expenses	(68,785)	(68,785)
Increase in income taxes payable	2,652,395	2,779,750
Increase (decrease) in franchise tax payable	(52,325)	41,250
Increase in accrued expenses	20,500	20,750

Net cash provided by operating activities	5,770,925	6,161,349

Net Cash Flows used in Investing Activities,
Cash held in trust account	(51,968,645)	(518,676,027)

Cash Flows from Financing Activities
Proceeds from notes payable, stockholders	—	250,000
Proceeds from issuance of founders’ units	—	25,000
Gross proceeds of public offering	48,000,000	528,000,000
Proceeds from issuance of sponsors’ warrants in private placement	—	4,500,000
Principal payments made on notes payable, stockholders	(250,000)	(250,000)
Payments for underwriter’s discount and offering costs	(2,008,932)	(19,867,605)

Net cash provided by financing activities	45,741,068	512,657,395

Net increase (decrease) in cash	(456,652)	142,717
Cash at beginning of the period	599,369	—

Cash at end of the period	$142,717	$142,717

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$186,250	$186,250

Supplemental schedule of non-cash financing activities:
Deferred underwriters’ fees	$1,632,000	$17,952,000

See accompanying notes to condensed financial statements.

Freedom Acquisition Holdings, Inc.
(a corporation in the development stage)
Notes to Condensed Financial Statements
NOTE A—DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS AND BASIS OF PRESENTATION
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
     The accompanying unaudited condensed financial statements have been prepared by the Company and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of March 31, 2007 and the financial results for the three months ended March 31, 2007 and the period from June 8, 2006 (date of inception) to March 31, 2007, in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the Company’s annual audited financial statements have been condensed or omitted pursuant to such rules and regulations. The condensed balance sheet as of December 31, 2006, as presented herein, was derived from the Company’s audited financial statements but does not include all disclosures required by generally accepted accounting principles.
     The results of operations for the three months ended March 31, 2007 and the period from June 8, 2006 (date of inception) to March 31, 2007 are not necessarily indicative of the results of operations to be expected for a full fiscal year. These interim unaudited condensed financial statements should be read in conjunction with the financial statements for the period from June 8, 2006 (date of inception) to December 31, 2006, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.
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
     Stockholders other than the Founders (as defined below) (“Public Stockholders”) voting against a Business Combination will be entitled to redeem their Common Stock for a cash amount equal to a pro rata share of the Trust Account (less the additional fee of 3.4% of the gross proceeds payable to the Underwriters upon the Company’s consummation of a Business Combination), including any interest earned (net of taxes payable and the amount distributed to the Company to fund its working capital requirements) on their pro rata share, if the business combination is approved and consummated. However, voting against the Business Combination alone will not result in an election to exercise a stockholder’s redemption rights. A stockholder must also affirmatively exercise such redemption rights at or prior to the time the Business Combination is voted upon by the stockholders. Each of the Company’s stockholders prior to the Offering (collectively, the “Founders”), including all of the directors of the Company, have agreed to vote its respective shares of Common Stock in accordance with the majority of the shares of Common Stock voted by the Public Stockholders. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek redemption of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by the Founders. Accordingly, a portion of the net proceeds from the Offering (19.99% of the amount held in the Trust Account) has been classified as Common Stock subject to possible redemption and 19.99% of the related interest earned on the Trust Account, net of income taxes and net of $3.9 million to fund the Company’s working capital requirements, has been classified as deferred interest in the accompanying unaudited condensed balance sheets.
     In the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering, or 24 months from the consummation of the Offering if certain extension criteria have been satisfied, the proceeds held in the Trust Account will be distributed to the Company’s stockholders, excluding the Founders, to the extent of their stock holdings. In the event of such distribution, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per Unit in the Offering (assuming no value is attributed to the Warrants contained in the Units offered in the Offering discussed in Note B).
NOTE B—INITIAL PUBLIC OFFERING AND OVER-ALLOTMENT OPTION EXERCISE
     On December 28, 2006, the Company sold 48,000,000 units (“Units”) at a price of $10.00 per Unit in the Offering. Each Unit consists of one share of the Company’s Common Stock and one warrant (“Warrant”). Each Warrant entitles the holder to purchase one share of the Company’s Common Stock at a price of $7.50 commencing on the later of the Company’s consummation of a Business Combination or December 21, 2007, provided in each case that there is an effective registration statement covering the shares of Common Stock underlying the Warrants in effect. The Warrants will be redeemable at a price of $0.01 per Warrant upon 30 days prior notice after the Warrants become exercisable, subject to the condition that the last sale price of the Common Stock is at least $14.25 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is given. If the Company is unable to deliver registered shares of Common Stock to the holder upon exercise of the Warrants during the exercise period, there will be no cash settlement of the Warrants and the Warrants will expire worthless.
     On January 24, 2007, the Underwriters purchased an additional 4,800,000 Units pursuant to their over-allotment option. The net proceeds of $46,272,000 (including $1,632,000 of deferred underwriters’ fees) from the exercise by the Underwriters of their over-allotment option were deposited into the Trust Account.

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Net income per common share:
     Income per common share is based on the weighted average number of common shares outstanding. The Company complies with SFAS No. 128, “Earnings Per Share,” which requires dual presentation of basic and diluted earnings per share on the face of the statement of operations. Basic income per share excludes dilution and is computed by dividing income available to holders of Common Stock by the weighted-average common shares outstanding for the period. Diluted income per share reflects the potential dilution that could occur if Warrants were to be exercised or otherwise resulted in the issuance of Common Stock that then shared in the earnings of the Company.
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
     Income tax:
     The Company complies with SFAS No. 109, “Accounting for Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.
     Effective January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). There were no unrecognized tax benefits as of January 1, 2007 and as of March 31, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at January 1, 2007. There was no change to this balance at March 31, 2007. The Company is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The adoption of the provisions of FIN 48 did not have a material impact on the Company’s financial position, results of operations and cash flows.
     Recently Issued Accounting Pronouncements:
     Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.
NOTE D—COMMITMENT
     The Company paid an underwriting discount of 3.6% of the public Unit offering price to the Underwriters at the closing of the Offering, with an additional 3.4% fee of the gross Offering proceeds payable upon the Company’s consummation of a Business Combination. This additional 3.4% fee, or $17,952,000 and $16,320,000 at March 31, 2007 and December 31, 2006, respectively, is reflected as a liability in the accompanying unaudited condensed balance sheets.
NOTE E—RELATED PARTY TRANSACTIONS
     The Company issued two $125,000 unsecured promissory notes, one each, to Berggruen Holdings North America Ltd. and Marlin Equities II, LLC. These advances were non-interest bearing and due within 60 days following the consummation of the Offering. Both notes were repaid on January 23, 2007 out of the proceeds of the Offering not placed in the Trust Account and from interest the Company received on the balance of the Trust Account.
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
NOTE F—SUBSEQUENT EVENT
     On April 13, 2007, at the Company’s instruction, the trustee transferred $3,667,320 of interest earned on the Trust Account into the Company’s operating cash account to fund working capital as permitted by the Investment Management Trust Agreement between the Company and the Trustee dated as of December 28, 2006.

ITEM. 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
     We were formed on June 8, 2006, to effect a merger, stock exchange, asset acquisition, reorganization or similar business combination with an operating business or businesses which we believe have significant growth potential. We consummated our initial public offering on December 28, 2006. We are currently in the process of evaluating and identifying targets for a business combination. We intend to use cash from the proceeds of our initial public offering, our capital stock, debt or a combination of cash, stock and debt to consummate a Business Combination. The issuance of additional shares of our stock in a business combination:
•	may significantly reduce the equity interest of our stockholders;

•	may cause a change in control if a substantial number of shares of our stock are issued, which may affect, among other things, our ability to use our net operating loss carry-forwards, if any, and may also result in the resignation or removal of Mr. Berggruen, our president and chief executive officer, or one or more of our other present directors; and

•	may adversely affect prevailing market prices for our common stock.

Similarly, debt securities issued by us in a business combination may result in:

•	default and foreclosure on our assets if our operating revenues after a business combination were insufficient to pay our debt obligations;

•	acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contained covenants requiring the maintenance of certain financial ratios or reserves and any such covenant was breached without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security was payable on demand; and

•	our inability to obtain additional financing, if necessary, if the debt security contained covenants restricting our ability to obtain additional financing while such debt security was outstanding.
     We have neither engaged in any operations nor generated any revenues from operations to date. Our entire activity since inception has been to prepare for and consummate our initial public offering and to identify and investigate targets for a business combination. We will not generate any operating revenues until consummation of a business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents.
     Net income for the period from June 28, 2006 (inception) to March 31, 2007 was $3.4 million, which consisted of $6.6 million in interest income partially offset by $0.2 million in formation and operating expenses and $3.0 million in income taxes. Net income for the three months ended March 31, 2007 was $3.2 million, which consisted of $6.2 million in interest income partially offset by $0.2 million in formation and operating expenses and $2.8 million in income taxes. The trustee of the trust account will pay any taxes resulting from interest accrued on the funds held in the trust account out of the funds held in the trust account.

Off-Balance Sheet Arrangements
     We have never entered into any off-balance sheet financing arrangements and have never established any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.
Liquidity and Capital Resources
     The net proceeds from (i) the sale of 52,800,000 units in our initial public offering (including the underwriters’ over-allotment option), after deducting approximately $19.9 million to be applied to underwriting discounts, offering expenses and working capital and approximately $18.0 million of deferred underwriting discounts and (ii) the sale of 4,500,000 warrants to our sponsors for a purchase price of $4.5 million, was approximately $512.6 million. All of these net proceeds were placed in trust, except for $900,000 that was used for working capital.
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
     At March 31, 2007, we had cash outside of the trust account of $142,717, cash held in the trust account of $518.7 million, accrued expenses of $20,750, accrued income and franchise taxes of $2.8 million and total liabilities of $123.9 million (which includes $102.6 million of common stock which is subject to possible redemption, $0.5 million of deferred interest thereon and $18.0 million of deferred underwriting discounts). We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate until December 28, 2008, assuming that an initial transaction is not consummated during that time. Of the funds held outside of the trust account, we anticipate using these funds to cover the due diligence and investigation of a target business or businesses; legal, accounting and other expenses associated with structuring, negotiating and documenting an initial business combination; office space, administrative services and secretarial support prior to consummating a business combination.
     On April 13, 2007, at our instruction, the trustee transferred $3.7 million of interest earned on the trust account into our operating cash account to fund working capital.
     If the funds available to us outside of the trust account are insufficient to cover our expenses, we may be required to raise additional capital, the amount, availability and cost of which is currently unascertainable. In this event, we could seek such additional capital through loans or additional investments from our sponsors, Mr. Berggruen or our directors, but, except for the $50 million co-investment by Berggruen Holdings and Marlin Equities that will occur immediately prior to our consummation of a business combination, none of such sponsors, Mr. Berggruen or our directors is under any obligation to advance funds to, or invest in, us. Any such interest income not used to fund our working capital requirements or repay advances from our founders or for due diligence or legal, accounting and non-due diligence expenses will be usable by us to pay other expenses that may exceed our current estimates.
     We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we may need to raise additional funds, in addition to the co-investment, through a private offering of debt and/or equity securities if such funds were required to consummate a business combination. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of a business combination.

     We intend to focus on potential target businesses with valuations between $500 million and $1.5 billion. We believe that our available working capital, together with the issuance of additional equity and/or the issuance of debt, would support the acquisition of such a target business. Such debt securities may include a long term debt facility, a high-yield notes offering or mezzanine debt financing, and depending upon the business of the target company, inventory, receivable or other secured asset-based financing. The mix of additional equity and/or debt would depend on many factors. The proposed funding for any such business combination would be disclosed in the proxy statement relating to the required shareholder approval. We would only consummate such financing simultaneously with the consummation of a business combination that was approved by our stockholders. We will only seek stockholder approval of such financing as an item separate and apart from the approval of the overall transaction if such separate approval was required by applicable securities laws or the Rules of the American Stock Exchange or other similar body.
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.
     Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. $512.6 million of the net offering proceeds (which includes $18.0 million of the proceeds attributable to the underwriters’ discount) has been placed into a trust account at Smith Barney maintained by Continental Stock Transfer & Trust Company, acting as trustee. As of March 31, 2007, the balance of the trust account was $518.7 million. The proceeds held in trust will only be invested in U.S. “government securities,” defined as any Treasury Bill issued by the United States having a maturity of 180 days or less. Thus, we are subject to market risk primarily through the effect of changes in interest rates on government securities. The effect of other changes, such as foreign exchange rates, commodity prices and/or equity prices, does not pose significant market risk to us.
     As of March 31, 2007, the effective annualized interest rate payable on our investment was approximately 5.2%. Assuming no other changes to our holdings as of March 31, 2007, a 1% decrease in the yield on our investment as of March 31, 2007 would result in a decrease of approximately $1.3 million in the interest earned on our investment for the following quarterly period.
     We have not engaged in any hedging activities since our inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.
ITEM 4. Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures
     We evaluated the effectiveness of our disclosure controls and procedures, as defined in the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Nicolas Berggruen, our Chief Executive Officer, participated in this evaluation. Based upon that evaluation, Mr. Berggruen concluded that our disclosure controls and procedures were effective as of the end of the period covered by the report.
(b) Changes in Internal Controls over Financial Reporting
     As a result of the evaluation completed by Mr. Berggruen, we have concluded that there were no changes during the fiscal quarter ended March 31, 2007 in our internal controls over financial reporting, which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings.
     None.
ITEM 1A. Risk Factors
     There have been no material changes in our risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     Unregistered Sales of Equity Securities
     On July 20, 2006, (i) Berggruen Holdings North America Ltd., which we refer to as Berggruen Holdings, purchased 5,923,200 of our units for an aggregate purchase price of $12,340 in a private placement, (ii) Marlin Equities II, LLC, which we refer to as Marlin Equities, purchased 5,923,200 of our units for an aggregate purchase price of $12,340 in a private placement, (iii) Herbert A. Morey, one of our directors, purchased 51,201 of our units for an aggregate purchase price of $106.66 in a private placement, (iv) William P. Lauder, one of our directors, purchased 51,201 of our units for an aggregate purchase price of $106.66 in a private placement and (v) James N. Hauslein, one of directors, purchased 51,201 of our units for an aggregate purchase price of $106.66 in a private placement. Each unit consists of one share of common stock and one warrant. The warrants expire on December 21, 2011, unless earlier redeemed. Each warrant entitles the holder to purchase one share of our common stock at a price of $7.50 commencing on the later of our consummation of a business combination or December 21, 2007, provided in each case that there is an effective registration statement covering the shares of common stock underlying the warrants in effect.
     On July 20, 2006, (i) Berggruen Holdings agreed to purchase 2,225,000 of our warrants at a price of $1.00 per warrant and (ii) Marlin Equities agreed to purchase 2,225,000 of our warrants at a price of $1.00 per warrant. Each of Berggruen Holdings and Marlin Equities purchased such warrants from us immediately prior to the consummation of our initial public offering.
     On July 20, 2006, (i) Berggruen Holdings agreed to purchase 2,500,000 of our units for an aggregate purchase price of $25,000,000 at a price of $10.00 per unit and (ii) Marlin Equities agreed to purchase 2,500,000 of our units for an aggregate purchase price of $25,000,000 at a price of $10.00 per unit. Each of Berggruen Holdings and Marlin Equities is obligated to purchase such units from us immediately prior to our consummation of a business combination.
     All information in this Item 2 has been adjusted to reflect (i) a four-fifths (4/5) reverse stock split that was effected on November 29, 2006, (ii) a 1-for-3 stock dividend that was effected on December 14, 2006 and (iii) a 1-for-5 stock dividend that was effected on December 21, 2006. The sales of the above securities were deemed to be exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering. In each such transaction, the purchaser represented its intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the instruments representing such securities issued in such transactions.
     Use of Proceeds from Initial Public Offering
     A registration statement for our initial public offering was declared effective on December 21, 2006. The registration statement related to a proposed maximum aggregate offering of 46,000,000 Units (consisting of 46,000,000 shares of Common Stock and 46,000,000 Warrants) for a proposed maximum aggregate offering price of $460,000,000. On December 21, 2006, in accordance with Rule 462(b), we increased the number of Units being registered by 9,200,000, to 55,200,000 Units (consisting of 55,200,000 shares of Common Stock and 55,200,000 Warrants) for a proposed maximum aggregate offering price of

$552,000,000. The underwriter for our initial public offering was Citigroup Global Markets Inc., acting as sole bookrunning manager and representative of Ladenburg Thalmann & Co. Inc. (together, the “Underwriters”).
     On December 28, 2006, we sold 48,000,000 units to the Underwriters in our initial public offering. On January 24, 2007, we sold an additional 4,800,000 Units to the Underwriters pursuant to their over-allotment option. The net proceeds from (i) the sale of 52,800,000 units in our initial public offering (including the underwriters’ over-allotment option), after deducting approximately $19.9 million to be applied to underwriting discounts, offering expenses and working capital and approximately $18.0 million of deferred underwriting discounts and (ii) the sale of 4,500,000 warrants to our sponsors for a purchase price of $4.5 million, was approximately $512.6 million. All of these net proceeds were placed in trust, except for $900,000 that was used for legal, accounting, general and other administrative expenses.
     On January 23, 2007, we used $250,000 of the proceeds from our initial public offering not held in trust to repay two $125,000 unsecured promissory notes, one of which was held by each of Berggruen Holdings and Marlin Equities. These advances were non-interest bearing and due within 60 days following the consummation of the Offering.
     As of March 31, 2007, we have paid an aggregate of approximately $0.4 million in expenses, which have been or will be paid out of the proceeds of our initial public offering not held in trust and our withdrawal of interest earned on the funds held in trust, for the following purposes:
•	payment of estimated taxes incurred as a result of interest income earned on funds currently held in the trust account;

•	payment of premiums associated with our directors and officers liability insurance;

•	expenses for due diligence and investigation of prospective target businesses;

•	legal and accounting fees relating to our SEC reporting obligations and general corporate matters; and

•	miscellaneous expenses.
     As of March 31, 2007, after giving effect to our initial public offering and our operations subsequent thereto, approximately $518.7 million was held in the trust account and we had $142,717 of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters. On April 13, 2007, at our instruction, the trustee transferred $3,667,320 of interest earned on the trust account into our operating cash account to fund working capital.
ITEM 3. Defaults upon Senior Securities.
     Not applicable.
ITEM 4. Submission of Matters to a Vote of the Security Holders.
     Not applicable.
ITEM 5. Other Information.
     None.

ITEM 6. Exhibits.

Exhibit
Number	Description
3.1	Form of Amended and Restated Certificate of Incorporation (1)
3.2	Bylaws (1)
4.1	Specimen Unit Certificate (1)
4.2	Specimen Common Stock Certificate (1)
4.3	Warrant Agreement dated July 20, 2006 between Continental Stock Transfer & Trust Company and the Registrant (1)
4.4	Specimen Public Warrant Certificate (included in Exhibit 4.3)
4.5	Specimen Private Warrant Certificate (included in Exhibit 4.3)
4.6	First Amendment dated as of November 9, 2006 to Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant (2)
4.7	Second Amendment dated as of November 29, 2006 to Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant (3)
4.8	Amended and Restated Warrant Agreement dated as of December 21, 2006 between Continental Stock Transfer & Trust Company and the Registrant (6)
10.1	Registration Rights Agreement among the Registrant and the Founders dated December 21, 2006 (6)
10.2	Founders’ Units Subscription Agreement dated as of July 20, 2006 among the Registrant and Berggruen Holdings (1)
10.3	Founders’ Units Subscription Agreement dated as of July 20, 2006 among the Registrant and Marlin Equities (1)
10.4	Founders’ Units Subscription Agreement dated as of July 20, 2006 among the Registrant and James N. Hauslein (1)
10.5	Founders’ Units Subscription Agreement dated as of July 20, 2006 among the Registrant and William P. Lauder (1)
10.6	Founders’ Units Subscription Agreement dated as of July 20, 2006 among the Registrant and Herbert A. Morey (1)
10.7	Sponsors’ Warrant and Co-Investment Units Subscription Agreement dated as of July 20, 2006 among the Registrant and Berggruen Holdings (1)
10.8	Sponsors’ Warrant and Co-Investment Units Subscription Agreement dated as of July 20, 2006 among the Registrant and Marlin Equities (1)
10.10	Letter Agreement dated as of July 20, 2006 among the Registrant, Citigroup Global Markets Inc. and Berggruen Holdings (1)
10.11	Letter Agreement dated as of July 20, 2006 among the Registrant, Citigroup Global Markets Inc. and Marlin Equities (1)
10.12	Letter Agreement dated as of July 20, 2006 among the Registrant, Citigroup Global Markets Inc. and Nicolas Berggruen (1)
10.13	Letter Agreement dated as of July 20, 2006 among the Registrant, Citigroup Global Markets Inc. and Martin E. Franklin (1)
10.14	Letter Agreement dated as of July 20, 2006 among the Registrant, Citigroup Global Markets Inc. and James N. Hauslein (1)
10.15	Letter Agreement dated as of July 20, 2006 among the Registrant, Citigroup Global Markets Inc. and William P. Lauder (1)
10.16	Letter Agreement dated as of July 20, 2006 among the Registrant, Citigroup Global Markets Inc. and Herbert A. Morey (1)
10.17	Form of Letter Agreement among the Registrant and Berggruen Holdings, Inc. Providing office space to the Registrant (1)
10.18	Promissory Note, dated June 14, 2006, issued to Berggruen Holdings (1)

Exhibit
Number	Description
10.19	Promissory Note, dated June 14, 2006, issued to Marlin Equities (1)
10.20	Amended Letter Agreement dated as of November 30, 2006 among the Registrant, Citigroup Global Markets Inc. and Berggruen Holdings (3)
10.21	Amended Letter Agreement dated as of November 30, 2006 among the Registrant, Citigroup Global Markets Inc. and Marlin Equities (3)
10.22	Amended Letter Agreement dated as of November 30, 2006 among the Registrant, Citigroup Global Markets Inc. and Nicolas Berggruen (3)
10.23	Amended Letter Agreement dated as of November 30, 2006 among the Registrant, Citigroup Global Markets Inc. and Martin E. Franklin (3)
10.24	Amended Letter Agreement dated as of November 30, 2006 among the Registrant, Citigroup Global Markets Inc. and James N. Hauslein (3)
10.25	Amended Letter Agreement dated as of November 30, 2006 among the Registrant, Citigroup Global Markets Inc. and William P. Lauder (3)
10.26	Amended Letter Agreement dated as of November 30, 2006 among the Registrant, Citigroup Global Markets Inc. and Herbert A. Morey (3)
10.27	Form of Berggruen Holdings’ Employee Letter Agreement (3)
10.28	Second Amended Letter Agreement dated as of December 15, 2006 among the Registrant, Citigroup Global Markets Inc. and Berggruen Holdings (4)
10.29	Second Amended Letter Agreement dated as of December 15, 2006 among the Registrant, Citigroup Global Markets Inc. and Marlin Equities (4)
10.30	Second Amended Letter Agreement dated as of December 15, 2006 among the Registrant, Citigroup Global Markets Inc. and Nicolas Berggruen (4)
10.31	Second Amended Letter Agreement dated as of December 15, 2006 among the Registrant, Citigroup Global Markets Inc. and Martin E. Franklin (4)
10.32	Investment Management Trust Agreement by and between the Registrant and Continental Stock Transfer & Trust Company (5)
31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Form of Charter of Audit Committee (1)
99.3	Form of Charter of Governance and Nominating Committee (1)
99.4	Form of Charter of Compensation Committee (1)

(1)	Incorporated by reference to the corresponding exhibit filed with the Registration Statement on Form S-1 (File No. 333-136248) with the SEC on August 2, 2006.

(2)	Incorporated by reference to the corresponding exhibit filed with Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-136248) filed with the SEC on November 13, 2006.

(3)	Incorporated by reference to the corresponding exhibit filed with Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-136248) filed with the SEC on November 30, 2006.

(4)	Incorporated by reference to the corresponding exhibit filed with Amendment No. 4 to the Registration Statement on Form S-1 (File No. 333-136248) filed with the SEC on December 18, 2006.

(5)	Incorporated by reference to the corresponding exhibit filed with the Registrant’s Current Report on Form 8-K filed with the SEC on December 29, 2006.

(6)	Incorporated by reference to the corresponding exhibit filed with the Registrant’s Annual Report on Form 10-K filed with the SEC on March 27, 2007.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FREEDOM ACQUISITION HOLDINGS, INC.
May 15, 2007	By:	/s/ Nicolas Berggruen
Nicolas Berggruen
		Title:	President and Chief Executive Officer