Form 10-Q
period 2007-06-30
Freedom Acquisition Holdings, Inc.
filed 2007-08-03
CIK 1365790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _______________________________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☐ Accelerated filer	☒ Non-accelerated filer
     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). ☒ Yes ☐ No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
     The number of shares of common stock outstanding as of August 3, 2007 was 64,800,003.

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
     The forward-looking statements contained or incorporated by reference in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us and speak only as of the date of such statement. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” and the following:
•	our ability to complete a combination with one or more target businesses, including the acquisition of GLG Partners LP and certain affiliated entities;

•	our success in retaining or recruiting, or changes required in, our management or directors following a business combination;

•	our potential inability to obtain additional financing to complete the acquisition of GLG;

•	our limited pool of prospective target businesses, including if the acquisition fails to close;

•	the change in control of Freedom once the acquisition is consummated;

•	public securities’ limited liquidity and trading;

•	the delisting of our securities from the American Stock Exchange or an inability to have our securities listed on the American Stock Exchange, the New York Stock Exchange or another exchange following the consummation of the acquisition;

•	use of proceeds not in trust or available to us from interest income on the trust account balance; or

•	financial performance.
     Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable law.
     References in this report to “we,” “us” or “our company” refer to Freedom Acquisition Holdings, Inc. References to “public stockholders” refer to purchasers of our securities by persons other than our founders in, or subsequent to, our initial public offering.

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements.
FREEDOM ACQUISITION HOLDINGS, INC.
(a corporation in the development stage)
UNAUDITED CONDENSED BALANCE SHEETS

	June 30, 2007	December 31, 2006
ASSETS
Current assets
Cash	$2,892,494	$599,369
Prepaid expenses	45,164	—

Total current assets	2,937,658	599,369
Other assets
Deferred tax assets	124,337	—
Deferred transaction costs	1,502,882	—
Cash held in trust account	521,510,679	466,707,382

	$526,075,556	$467,306,751

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$813,753	$250
Accrued offering costs	—	250,483
Income taxes payable	5,515,250	127,355
Franchise tax payable	45,070	93,575
Notes payable, founding stockholders	—	250,000

Total current liabilities	6,374,073	721,663

Long-term liabilities
Deferred underwriters’ fee	17,952,000	16,320,000

Common stock, subject to possible redemption, 10,554,720 and 9,595,200 shares at June 30, 2007 and December 31, 2006, respectively, at redemption value	102,572,088	93,247,353

Deferred interest income related to common stock subject to possible redemption	1,782,844	—

Stockholders’ equity
Preferred stock, $.0001 par value; 1,000,000 shares authorized; none issued Common stock, $.0001 par value, 200,000,000 shares authorized; 64,800,003 shares issued and outstanding (including 10,554,720 shares subject to possible redemption) at June 30, 2007 and 60,000,003 shares issued and outstanding (including 9,595,200 shares subject to possible redemption) at December 31, 2006	6,480	6,000
Additional paid-in capital	392,126,827	356,842,491
Income accumulated during the development stage	5,261,244	169,244

Total stockholders’ equity	397,394,551	357,017,735

	$526,075,556	$467,306,751

See accompanying notes to condensed financial statements.

FREEDOM ACQUISITION HOLDINGS, INC.
(a corporation in the development stage)
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

			Period from	Period from
	For the Three	For the Six	June 8, 2006	June 8, 2006
	Months Ended	Months Ended	(inception) to	(inception) to
	June 30, 2007	June 30, 2007	June 30, 2006	June 30, 2007
Interest income	$6,539,416	$12,751,613	$484	$13,142,186

Formation and operating costs	208,049	362,461	250	456,435

Income before provision for income taxes	6,331,367	12,389,152	234	12,685,751

Provision for income taxes	2,675,663	5,514,308	—	5,641,663

Net income	3,655,704	6,874,844	234	7,044,088

Interest income related to common stock subject to possible redemption	1,299,794	1,782,844	—	1,782,844

Net income allocable to common stockholders not subject to possible redemption	$2,355,910	$5,092,000	$234	$5,261,244

Weighted average shares outstanding, basic	64,800,003	64,190,058	—	36,781,398
Net income per common share, basic	$.06	$.11	—	.19
Weighted average shares outstanding, diluted	83,067,305	82,275,063	—	45,413,741
Net income per common share, diluted	$.03	$.08	—	.16
See accompanying notes to condensed financial statements.

FREEDOM ACQUISITION HOLDINGS, INC.
(a corporation in the development stage)
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

		Period from	Period from
	For the Six	June 8, 2006	June 8, 2006
	Months Ended	(inception) to	(inception) to
	June 30, 2007	June 30, 2006	June 30, 2007
Cash Flows from Operating Activities
Net income	$6,874,844	$234	$7,044,088
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred tax benefit	(124,337)	—	(124,337)
Changes in operating assets and liabilities
Increase (decrease) in prepaid expenses	(45,164)	—	(45,164)
Increase in income taxes payable	5,387,895	—	5,515,250
Increase (decrease) in franchise tax payable	(48,505)	—	45,070
Increase in deferred offering costs	—	(50,000)	—
Increase in accrued expenses	—	250	250

Net cash provided by (used in) operating activities	12,044,733	(49,516)	12,435,157

Net Cash Flows used in Investing Activities
Payments for deferred transaction costs	(689,379)	—	(689,379)
Cash held in trust account	(54,803,297)	—	(521,510,679)

Net cash used in investing activities	(55,492,676)	—	(522,200,058)

Cash Flows from Financing Activities
Proceeds from notes payable, stockholders	—	250,000	250,000
Proceeds from issuance of founders’ units	—	25,000	25,000
Gross proceeds of public offering	48,000,000	—	528,000,000
Proceeds from issuance of sponsors’ warrants in private placement	—	—	4,500,000
Principal payments made on notes payable, stockholders	(250,000)	—	(250,000)
Payments for underwriter’s discount and offering costs	(2,008,932)	—	(19,867,605)

Net cash provided by financing activities	45,741,068	275,000	512,657,395

Net increase in cash	2,293,125	225,484	2,892,494
Cash at beginning of the period	599,369	—	—

Cash at end of the period	$2,892,494	$225,484	$2,892,494

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$250,750	—	$250,750

Supplemental schedule of non-cash investing and financing activities:
Accrual of deferred transaction costs	$813,503	—	$813,503
Deferred underwriters’ fees	$1,632,000	—	$17,952,000

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
     On June 19, 2007, Freedom Acquisition Holdings, Inc. incorporated three wholly-owned subsidiaries, FA Sub 1 Limited, FA Sub 2 Limited and FA Sub 3 Limited. As of June 30, 2007, there are no assets or liabilities and there were no activities in any of the subsidiaries. On a going forward basis, the Company’s financial statements will be consolidated with the three subsidiaries.
     The accompanying unaudited condensed financial statements have been prepared by the Company and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 30, 2007 and the financial results for the three months and six months ended June 30, 2007 and the periods from June 8, 2006 (date of inception) to June 30, 2006 and from June 8, 2006 (date of inception) to June 30, 2007, in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the Company’s annual audited financial statements have been condensed or omitted pursuant to such rules and regulations.
     The results of operations for the three months and six months ended June 30, 2007 and the periods from June 8, 2006 (date of inception) to June 30, 2006 and from June 8, 2006 (date of inception) to June 30, 2007 are not necessarily indicative of the results of operations to be expected for a full fiscal year. These interim unaudited condensed financial statements should be read in conjunction with the financial statements for the period from June 8, 2006 (date of inception) to December 31, 2006, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.
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
     The Company will submit the Acquisition (as defined below in Note F) for stockholder approval. In the event that 20% or more of the Company’s outstanding common stock, par value $0.0001 per share (the “Common Stock”) (excluding, for this purpose, those shares of Common Stock issued prior to the Offering) vote against the Acquisition and exercise their redemption rights described below, the Acquisition will not be consummated.
     Stockholders other than the Founders (as defined below) (“Public Stockholders”) voting against a Business Combination will be entitled to redeem their Common Stock for a cash amount equal to a pro rata share of the Trust Account (including the additional fee of 3.4% of the gross proceeds payable to the Underwriters upon the Company’s consummation of a Business Combination), including any interest earned (net of taxes payable and the amount distributed to the Company to fund its working capital requirements) on their pro rata share, if the business combination is approved and consummated. However, voting against the Business Combination alone will not result in an election to exercise a stockholder’s redemption rights. A stockholder must also affirmatively exercise such redemption rights at or prior to the time the Business Combination is voted upon by the stockholders. Each of the Company’s stockholders prior to the Offering (collectively, the “Founders”), including all of the directors of the Company, have agreed to vote its respective shares of Common Stock in accordance with the majority of the shares of Common Stock voted by the Public Stockholders. Accordingly, Public Stockholders holding approximately 19.99% of the aggregate number of shares owned by all Public Stockholders may seek redemption of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by the Founders. Accordingly, a portion of the net proceeds from the Offering (approximately 19.99% of the amount held in the Trust Account) has been classified as Common Stock subject to possible redemption and approximately 19.99% of the related interest earned on the Trust Account, net of income taxes and net of $3.9 million to fund the Company’s working capital requirements, has been classified as deferred interest in the accompanying unaudited condensed balance sheets.
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
     Deferred transaction costs:
     Deferred transaction costs consist principally of accounting, legal and other fees incurred through the balance sheet date that are related to the proposed acquisition discussed in Note F. Deferred transaction costs related to the proposed acquisition will be charged to expense if the acquisition is not consummated or included in the allocation of purchase price should the transaction be consummated.
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
     Effective January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). There were no unrecognized tax benefits as of January 1, 2007 and as of June 30, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at January 1, 2007. There was no change to this balance at June 30, 2007. The Company is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The adoption of the provisions of FIN 48 did not have a material impact on the Company’s financial position, results of operations and cash flows.
     Upon the written request of the Company, the trustee of the Trust Account has agreed to make disbursements to the Company from the funds in the Trust Account for income tax amounts due and payable by the Company.
     Recently Issued Accounting Pronouncements:
     Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.
NOTE D—COMMITMENT
     The Company paid an underwriting discount of 3.6% of the public Unit offering price to the Underwriters at the closing of the Offering, with an additional 3.4% fee of the gross Offering proceeds payable upon the Company’s consummation of a Business Combination. This additional 3.4% fee, or $17,952,000 and $16,320,000 at June 30, 2007 and December 31, 2006, respectively, is reflected as a liability in the accompanying unaudited condensed balance sheets.
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
     In addition, Berggruen Holdings and Marlin Equities, collectively have agreed to purchase 5,000,000 Units at a price of $10 per Unit (an aggregate purchase price of $50,000,000) from the Company in a private placement that will occur immediately prior to the Company’s consummation of a Business Combination. These Units will be identical to the Units sold in the Offering. Each of Berggruen Holdings and Marlin Equities has also agreed that these Units will not be sold, transferred, or assigned until at least one year after the completion of the Business Combination.
NOTE F—PURCHASE AGREEMENT
     On June 22, 2007, Freedom and each of its wholly-owned subsidiaries entered into a Purchase Agreement with the equity holders of GLG Partners LP and certain affiliated entities (collectively, “GLG”) under which Freedom will purchase 100% of the ownership interests in GLG for cash and for shares of Freedom and certain of its subsidiaries (the “Acquisition”). The Acquisition is subject to a number of conditions including a vote of the shareholders of Freedom, certain financing being obtained and all applicable regulatory approvals being obtained. Because the equity holders of GLG will own approximately 77% of the shares of common stock of Freedom immediately following the consummation of the Acquisition, the Acquisition will be considered to be a reverse acquisition and recapitalization for accounting purposes. Under this method of accounting, GLG will be treated as the acquiring company and the Acquisition will be treated as the equivalent of GLG issuing stock for the net monetary assets of Freedom accompanied by a recapitalization of GLG. The net monetary assets of Freedom, primarily cash, will be stated at their fair value, which will be equivalent to the carrying value, and accordingly no goodwill or other intangible assets will be recorded. A final determination of the estimated fair values will be based on the actual net monetary assets acquired as of the date of completion of the Acquisition.

     At the closing and subject to Board of Director approval to increase the number of authorized stock and certain adjustments as described below, we will pay the equity holders of GLG, for all of outstanding equity interests of GLG, the aggregate purchase price consisting of:
•	$1.0 billion, to be allocated between cash and loan notes if certain equity holders elect to receive such notes in lieu of all or a portion of the cash consideration to such person;

•	230,000,000 shares of our common stock and common stock equivalents, which include:
•	138,136,070 shares of our common stock;

•	58,923,874 exchangeable Class B ordinary shares of our subsidiary, FA Sub 2 Limited, which are exchangeable for 58,923,874 shares of our common stock; and

•	32,940,056 ordinary shares of our subsidiary, FA Sub 1 Limited, which are subject to certain put rights to us and call rights by us, payable upon exercise by delivery of 32,940,056 shares of our common stock; and
•	58,923,874 shares of our Series A voting preferred stock, which carry only voting rights and nominal economic rights.
     After the closing, the aggregate purchase price paid to GLG will be subject to a possible adjustment on a dollar-for-dollar basis, to the extent the net cash amount of GLG as of the closing date is higher or lower than a specified baseline amount on each of the following adjustment dates: (1) 10 business days after the closing, (2) January 31, 2008, and (3) 10 business days after receipt by us of the audited financial statements of GLG for fiscal year 2007.

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
     Net income for the period from June 8, 2006 (inception) to June 30, 2007 was $7.0 million, which consisted of $13.1 million in interest income partially offset by $.5 million in formation and operating expenses and $5.6 million in income taxes. Net income for the six months ended June 30, 2007 was $6.9 million, which consisted of $12.8 million in interest income partially offset by $.4 million in formation and operating expenses and $5.5 million in income taxes. The trustee of the trust account will pay any taxes resulting from interest accrued on the funds held in the trust account out of the funds held in the trust account.
Business Combination with GLG Partners
     On June 22, 2007, we entered into a purchase agreement pursuant to which, through three wholly-owned subsidiaries, we have agreed to acquire, directly or indirectly (the “Acquisition”), GLG Partners Limited, GLG Holdings Limited, Mount Granite Limited, Albacrest Corporation, Librety Peak Limited, GLG Partners Services Limited, Mount Garnet Limited, Betapoint Corporation, Knox Pines Limited, GLG Partners (Cayman) Limited and GLG Partners Asset Management Limited (each, a “GLG Entity” and collectively, the “GLG Entities”). The term “GLG” refers to the combined business and operations of the GLG Entities and their subsidiaries and affiliates, including GLG Partners LP and GLG Partners Services LP, Laurel Heights LLP and Lavender Heights LLP. The Acquisition will be accounted for as a reverse acquisition, with GLG as the acquiring party and Freedom as the acquired party. The combined company will be renamed GLG Partners, Inc.
     At the closing and subject to certain adjustments as described below, we will pay the equity holders of the GLG Entities, for all of outstanding equity interests of the GLG Entities, the aggregate purchase price consisting of:
•	$1.0 billion, to be allocated between cash and loan notes if certain equity holders elect to receive such notes in lieu of all or a portion of the cash consideration to such person;

•	230,000,000 shares of our common stock and common stock equivalents, which include:
•	138,136,070 shares of our common stock;

•	58,923,874 exchangeable Class B ordinary shares of our subsidiary, FA Sub 2 Limited, which are exchangeable for 58,923,874 shares of our common stock; and

•	32,940,056 ordinary shares of our subsidiary, FA Sub 1 Limited, which are subject to certain put rights to us and call rights by us, payable upon exercise by delivery of 32,940,056 shares of our common stock; and

•	58,923,874 shares of our Series A voting preferred stock, which carry only voting rights and nominal economic rights.
     After the closing, the aggregate purchase price paid to the equity holders of GLG will be subject to a possible adjustment on a dollar-for-dollar basis, to the extent the net cash amount of the GLG Entities as of the closing date is higher or lower than a specified baseline amount on each of the following adjustment dates: (1) 10 business days after the closing, (2) January 31, 2008, and (3) 10 business days after receipt by us of the audited financial statements of GLG for fiscal year 2007.
     For a more complete discussion of our proposed acquisition, including the risks that are applicable to us with respect to our acquisition of GLG Entities, please see our Preliminary Proxy Statement filed July 12, 2007 with the SEC.
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
     Subject to our stockholders’ approval of the Acquisition, we will use substantially all of the net proceeds of our initial public offering to acquire the GLG Entities, including structuring, negotiating and consummating the acquisition. If any amounts remain in the trust account following the consummation of the transaction and the payment for any redemption election shares, we may apply the balance of the trust account for general corporate purposes, including for maintenance or expansion of operations of the acquired business or businesses, the payment of principal or interest due on indebtedness incurred in consummating our initial business combination, to fund the purchase of other companies, or for working capital.
     At June 30, 2007, we had cash outside of the trust account of $2,892,494, cash held in the trust account of $521.5 million, accrued expenses of $813,753, income taxes and accrued franchise taxes of $5.6 million and total liabilities of $128.7 million (which includes $102.6 million of common stock which is subject to possible redemption, $1.7 million of deferred interest thereon and $18.0 million of deferred underwriting discounts). We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate until December 28, 2008, assuming that an initial transaction is not consummated during that time. Of the funds held outside of the trust account, we anticipate using these funds to cover the due diligence and investigation of a target business or businesses; legal, accounting and other expenses associated with structuring, negotiating and documenting an initial business combination; office space, administrative services and secretarial support prior to consummating a business combination.

     On April 13, 2007, at our instruction, the trustee transferred $3.7 million of interest earned on the trust account into our operating cash account to fund working capital. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business.
     If the funds available to us outside of the trust account are insufficient to cover our expenses, we may be required to raise additional capital, the amount, availability and cost of which is currently unascertainable. In this event, we could seek such additional capital through loans or additional investments from our sponsors or our directors, but, except for the $50.0 million co-investment by Berggruen Holdings and Marlin Equities that will occur immediately prior to our consummation of a business combination, none of such sponsors or our directors is under any obligation to advance funds to, or invest in, us. Any such interest income not used to fund our working capital requirements or repay advances from our founders or for due diligence or legal, accounting and non-due diligence expenses will be usable by us to pay other expenses that may exceed our current estimates. We will have sufficient funds in the trust account (after giving effect to the co-investment and the payment of the cash purchase price of the acquisition) to pay the redemption price for the redemption election shares, even if we must redeem 19.99% of the shares of common stock issued in our initial public offering.
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.
     Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. $512.6 million of the net offering proceeds (which includes $18.0 million of the proceeds attributable to the underwriters’ discount) has been placed into a trust account at Smith Barney maintained by Continental Stock Transfer & Trust Company, acting as trustee. As of June 30, 2007, the balance of the trust account was $521.5 million. The proceeds held in trust will only be invested in U.S. “government securities,” defined as any Treasury Bill issued by the United States having a maturity of 180 days or less. Thus, we are subject to market risk primarily through the effect of changes in interest rates on government securities. The effect of other changes, such as foreign exchange rates, commodity prices and/or equity prices, does not pose significant market risk to us. As of June 30, 2007, the effective annualized interest rate payable on our investment was approximately 5.2%. Assuming no other changes to our holdings as of June 30, 2007, a 1% decrease in the yield on our investment as of June 30, 2007 would result in a decrease of approximately $1.3 million in the interest earned on our investment for the following quarterly period. We have not engaged in any hedging activities since our inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.
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
(b) Changes in Internal Controls over Financial Reporting
     As a result of the evaluation completed by Mr. Berggruen, we have concluded that there were no changes during the fiscal quarter ended June 30, 2007 in our internal controls over financial reporting, which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings.
     None.
ITEM 1A. Risk Factors.
     Other than the Risk Factors disclosed in our preliminary proxy statement filed with the SEC on July 12, 2007, which are incorporated herein by reference, there have been no material changes in our risk factors disclosed in our Annual Repot on Form 10-K for the year ended December 31, 2006.
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
     On July 20, 2006, (i) Berggruen Holdings agreed to purchase 2,250,000 of our warrants at a price of $1.00 per warrant and (ii) Marlin Equities agreed to purchase 2,250,000 of our warrants at a price of $1.00 per warrant. Each of Berggruen Holdings and Marlin Equities purchased such warrants from us immediately prior to the consummation of our initial public offering.
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
     As of June 30, 2007, we have paid an aggregate of approximately $0.4 million in expenses, which have been or will be paid out of the proceeds of our initial public offering not held in trust and our withdrawal of interest earned on the funds held in trust, for the following purposes:
•	payment of estimated taxes incurred as a result of interest income earned on funds currently held in the trust account;

•	payment of premiums associated with our directors and officers liability insurance;

•	expenses for due diligence and investigation of prospective target businesses;

•	legal and accounting fees relating to our SEC reporting obligations and general corporate matters;and

•	miscellaneous expenses.
     As of June 30, 2007, after giving effect to our initial public offering and our operations subsequent thereto, approximately $521.5 million was held in the trust account and we had $2,892,494 of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters. On April 13, 2007, at our instruction, the trustee transferred $3,667,320 of interest earned on the trust account into our operating cash account to fund working capital.
ITEM 3. Defaults upon Senior Securities.
     Not applicable.

ITEM 4. Submission of Matters to a Vote of the Security Holders.
     Not applicable.
ITEM 5. Other Information.
     None.
ITEM 6. Exhibits.

Exhibit
Number	Description
3.1	Form of Amended and Restated Certificate of Incorporation (1)
3.2	Bylaws (1)
4.1	Specimen Unit Certificate (1)
4.2	Specimen Common Stock Certificate (1)
4.3	Warrant Agreement dated July 20, 2006 between Continental Stock Transfer & Trust Company and the Registrant (1)
4.4	Specimen Public Warrant Certificate (included in Exhibit 4.3)
4.5	Specimen Private Warrant Certificate (included in Exhibit 4.3)
4.6	First Amendment dated as of November 9, 2006 to Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant (2)
4.7	Second Amendment dated as of November 29, 2006 to Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant (3)
4.8	Amended and Restated Warrant Agreement dated as of December 21, 2006 between Continental Stock Transfer & Trust Company and the Registrant (6)
10.1	Registration Rights Agreement among the Registrant and the Founders dated December 21, 2006 (6)
10.2	Founders’ Units Subscription Agreement dated as of July 20, 2006 among the Registrant and Berggruen Holdings (1)
10.3	Founders’ Units Subscription Agreement dated as of July 20, 2006 among the Registrant and Marlin Equities (1)
10.4	Founders’ Units Subscription Agreement dated as of July 20, 2006 among the Registrant and James N. Hauslein (1)
10.5	Founders’ Units Subscription Agreement dated as of July 20, 2006 among the Registrant and William P. Lauder (1)
10.6	Founders’ Units Subscription Agreement dated as of July 20, 2006 among the Registrant and Herbert A. Morey (1)
10.7	Sponsors’ Warrant and Co-Investment Units Subscription Agreement dated as of July 20, 2006 among the Registrant and Berggruen Holdings (1)
10.8	Sponsors’ Warrant and Co-Investment Units Subscription Agreement dated as of July 20, 2006 among the Registrant and Marlin Equities (1)
10.10	Letter Agreement dated as of July 20, 2006 among the Registrant, Citigroup Global Markets Inc. and Berggruen Holdings (1)
10.11	Letter Agreement dated as of July 20, 2006 among the Registrant, Citigroup Global Markets Inc. and Marlin Equities (1)
10.12	Letter Agreement dated as of July 20, 2006 among the Registrant, Citigroup Global Markets Inc. and Nicolas Berggruen (1)
10.13	Letter Agreement dated as of July 20, 2006 among the Registrant, Citigroup Global Markets Inc. and Martin E. Franklin (1)

Exhibit
Number	Description
10.14	Letter Agreement dated as of July 20, 2006 among the Registrant, Citigroup Global Markets Inc. and James N. Hauslein (1)
10.15	Letter Agreement dated as of July 20, 2006 among the Registrant, Citigroup Global Markets Inc. and William P. Lauder (1)
10.16	Letter Agreement dated as of July 20, 2006 among the Registrant, Citigroup Global Markets Inc. and Herbert A. Morey (1)
10.17	Form of Letter Agreement among the Registrant and Berggruen Holdings, Inc. Providing office space to the Registrant (1)
10.18	Promissory Note, dated June 14, 2006, issued to Berggruen Holdings (1)
10.19	Promissory Note, dated June 14, 2006, issued to Marlin Equities (1)
10.20	Amended Letter Agreement dated as of November 30, 2006 among the Registrant, Citigroup Global Markets Inc. and Berggruen Holdings (3)
10.21	Amended Letter Agreement dated as of November 30, 2006 among the Registrant, Citigroup Global Markets Inc. and Marlin Equities (3)
10.22	Amended Letter Agreement dated as of November 30, 2006 among the Registrant, Citigroup Global Markets Inc. and Nicolas Berggruen (3)
10.23	Amended Letter Agreement dated as of November 30, 2006 among the Registrant, Citigroup Global Markets Inc. and Martin E. Franklin (3)
10.24	Amended Letter Agreement dated as of November 30, 2006 among the Registrant, Citigroup Global Markets Inc. and James N. Hauslein (3)
10.25	Amended Letter Agreement dated as of November 30, 2006 among the Registrant, Citigroup Global Markets Inc. and William P. Lauder (3)
10.26	Amended Letter Agreement dated as of November 30, 2006 among the Registrant, Citigroup Global Markets Inc. and Herbert A. Morey (3)
10.27	Form of Berggruen Holdings’ Employee Letter Agreement (3)
10.28	Second Amended Letter Agreement dated as of December 15, 2006 among the Registrant, Citigroup Global Markets Inc. and Berggruen Holdings (4)
10.29	Second Amended Letter Agreement dated as of December 15, 2006 among the Registrant, Citigroup Global Markets Inc. and Marlin Equities (4)
10.30	Second Amended Letter Agreement dated as of December 15, 2006 among the Registrant, Citigroup Global Markets Inc. and Nicolas Berggruen (4)
10.31	Second Amended Letter Agreement dated as of December 15, 2006 among the Registrant, Citigroup Global Markets Inc. and Martin E. Franklin (4)
10.32	Investment Management Trust Agreement by and between the Registrant and Continental Stock Transfer & Trust Company (5)
10.33	Purchase Agreement, dated as of June 22, 2007, among Freedom Acquisition Holdings, Inc., FA Sub 1 Limited, FA Sub 2 Limited, FA Sub 3 Limited, Jared Bluestein, as buyers’ representative, Noam Gottesman, as sellers’ representative, Lehman (Cayman Islands) Ltd, Noam Gottesman, Pierre Lagrange, Emmanuel Roman, Jonathan Green, Leslie J. Schreyer, in his capacity as trustee of the Gottesman GLG Trust, Jeffery A. Robbins, in his capacity as trustee of the Roman GLG Trust, G&S Trustees Limited, in its capacity as trustee of the Lagrange GLG Trust, Abacus (C.I.) Limited, in its capacity as trustee of the Green GLG Trust, Lavender Heights Capital LP, Ogier Fiduciary Services (Cayman) Limited, as trustee of the Green Hill Trust, Sage Summit LP and Ogier Fiduciary Services (Cayman) Limited, as trustee of the Blue Hill Trust. (7)
31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Description
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Form of Charter of Audit Committee (1)
99.2	Form of Charter of Governance and Nominating Committee (1)
99.3	Form of Charter of Compensation Committee (1)

(1)	Incorporated by reference to the corresponding exhibit filed with the Registration Statement on Form S-1 (File No. 333-136248) with the SEC on August 2, 2006.

(2)	Incorporated by reference to the corresponding exhibit filed with Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-136248) filed with the SEC on November 13, 2006.

(3)	Incorporated by reference to the corresponding exhibit filed with Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-136248) filed with the SEC on November 30, 2006.

(4)	Incorporated by reference to the corresponding exhibit filed with Amendment No. 4 to the Registration Statement on Form S-1 (File No. 333-136248) filed with the SEC on December 18, 2006.

(5)	Incorporated by reference to the corresponding exhibit filed with the Registrant’s Current Report on Form 8-K filed with the SEC on December 29, 2006.

(6)	Incorporated by reference to the corresponding exhibit filed with the Registrant’s Annual Report on Form 10-K filed with the SEC on March 27, 2007.

(7)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed with the SEC on June 25, 2007.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 3, 2007	FREEDOM ACQUISITION HOLDINGS, INC.
/s/ Nicolas Berggruen
By: Nicolas Berggruen
	Title:	President and Chief Executive Officer