Form 10-Q
period 2007-09-30
Freedom Acquisition Holdings, Inc.
filed 2007-10-19
CIK 1365790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECT ION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________________________ to ____________________________________

Commission File Number:	001-33217

Freedom Acquisition Holdings, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	20-5009693

(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)
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
     The number of shares of common stock outstanding as of October 15, 2007 was 64,800,003.

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements.
UNAUDITED CONDENSED BALANCE SHEETS
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
Notes to Condensed Financial Statements
ITEM. 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
Business Combination with GLG Partners
Off-Balance Sheet Arrangements
Liquidity and Capital Resources
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.
ITEM 4. Controls and Procedures.
PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings.
ITEM 1A. Risk Factors.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
ITEM 3. Defaults upon Senior Securities.
ITEM 4. Submission of Matters to a Vote of the Security Holders.
ITEM 5. Other Information.
ITEM 6. Exhibits.
SIGNATURES
Ex-31.1 Section 302 Certificate of CEO
Ex-32.1 Section 906 Certification of CEO

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
     The forward-looking statements contained or incorporated by reference in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us and speak only as of the date of such statement. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” and the following:
•	our ability to complete a combination with one or more target businesses, including the acquisition of GLG Partners Limited;

•	our success in retaining or recruiting, or changes required in, our management or directors following a business combination;

•	our potential inability to obtain additional financing to complete the acquisition of GLG;

•	our limited pool of prospective target businesses, including if the acquisition fails to close;

•	the change in control of Freedom once the acquisition is consummated;

•	public securities’ limited liquidity and trading;

•	the delisting of our securities from the American Stock Exchange or an inability to have our securities listed on the American Stock Exchange, the New York Stock Exchange or another exchange following the consummation of the acquisition;

•	use of proceeds not in trust or available to us from interest income on the trust account balance; or

•	financial performance.
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

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements.
FREEDOM ACQUISITION HOLDINGS, INC.
(a corporation in the development stage)
UNAUDITED CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
ASSETS
Current assets
Cash	$1,779,467	$599,369
Prepaid expenses	21,284	—

Total current assets	1,800,751	599,369

Other assets
Deferred tax assets	190,598	—
Deferred transaction costs	3,572,219	—
Cash held in trust account	519,141,551	466,707,382

Total assets	$524,705,119	$467,306,751

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accrued expenses	$1,785,287	$250
Accrued offering costs	—	250,483
Income taxes payable	—	127,355
Franchise tax payable	67,605	93,575
Notes payable, founding stockholders	—	250,000

Total current liabilities	1,852,892	721,663

Long-term liabilities
Deferred underwriters’ fee	17,952,000	16,320,000

Common stock, subject to possible redemption, 10,554,720, and 9,595,200 shares at September 30, 2007 and December 31, 2006, respectively, at redemption value	102,572,088	93,247,353

Deferred interest income related to common stock subject to possible redemption	1,309,255	—

Total Liabilities	$123,686,235	$110,289,016

Stockholders’ equity
Preferred stock, $.0001 par value; 1,000,000 shares authorized; none issued
Common stock, $.0001 par value, 200,000,000 shares authorized; 64,800,003 shares issued and outstanding (including 10,554,720 shares subject to possible redemption) at September 30, 2007 and 60,000,003 shares issued and outstanding (including 9,595,200 shares subject to possible redemption) at December 31, 2006	6,480	6,000
Additional paid-in capital	392,126,827	356,842,491

Income accumulated during the development stage	8,885,577	169,244

Total stockholders’ equity	$401,018,884	$357,017,735

Total liabilities and stockholders’ equity	$524,705,119	$467,306,751

See accompanying notes to condensed financial statements.

FREEDOM ACQUISITION HOLDINGS, INC.
(a corporation in the development stage)
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

			Period from	Period from
	For the Three	For the Nine	June 8, 2006	June 8, 2006
	Months Ended	Months Ended	(inception) to	(inception) to
	September 30, 2007	September 30, 2007	September 30, 2006	September 30, 2007
Interest income	$6,490,513	$19,242,126	$2,371	$19,632,700

Formation and operating costs	191,046	553,507	250	647,482

Income before provision for income taxes	6,299,467	18,688,619	2,121	18,985,218

Provision for income taxes	3,148,723	8,663,031		8,790,386

Net income	3,150,744	10,025,588	2,121	10,194,832

Interest income related to common stock subject to possible redemption	473,589	(1,309,255)		(1,309,255)

Net income allocable to common stockholders not subject to possible redemption	$3,624,333	$8,716,333	$2,121	$8,885,577

Weighted average shares outstanding, basic	64,800,003	64,395,607		42,162,842
Net income per common share, basic	$.05	$.16	—	$.24
Weighted average shares outstanding, diluted	83,067,305	82,542,046		52,645,741
Net income per common share, diluted	$.04	$.12	—	$.19
See accompanying notes to condensed financial statements.

FREEDOM ACQUISITION HOLDINGS, INC.
(a corporation in the development stage)
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

		Period from	Period from
	For the Nine	June 8, 2006	June 8, 2006
	Months Ended	(inception) to	(inception) to
	September 30, 2007	September 30, 2006	September 30, 2007
Cash Flows from Operating Activities
Net income	$10,025,588	$2,121	$10,194,832
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred tax benefit	(190,598)	—	(190,598)
Changes in operating assets and liabilities
Increase in prepaid expenses	(21,284)	—	(21,284)
Decrease in income taxes payable	(127,355)	—	—
Increase (decrease) in franchise tax payable	(25,970)	—	67,605
Increase in deferred offering costs	—	(50,000)	—
Increase in accrued expenses	96,641	250	96,891

Net cash provided by (used in) operating activities	9,757,022	(47,629)	10,147,446

Net Cash Flows from Investing Activities
Payments for deferred transaction costs	(1,883,823)	—	(1,883,823)
Cash held in trust account	(52,434,169)	—	(519,141,551)

Net cash used in investing activities	(54,317,992)	—	(521,025,374)

Cash Flows from Financing Activities
Proceeds from notes payable, stockholders	—	250,000	250,000
Proceeds from issuance of founders’ units	—	25,000	25,000
Gross proceeds of public offering	48,000,000	—	528,000,000
Proceeds from issuance of sponsors’ warrants in private placement	—	—	4,500,000
Principal payments made on notes payable, stockholders	(250,000)	—	(250,000)
Payments for underwriter’s discount and offering costs	(2,008,932)	—	(19,867,605)

Net cash provided by financing activities	45,741,068	275,000	512,657,395

Net increase in cash	1,180,098	227,371	1,779,467
Cash at beginning of the period	599,369	—	—

Cash at end of the period	$1,779,467	$227,371	$1,779,467

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$8,980,984	—	$8,980,984

Supplemental schedule of non-cash investing and financing activities:
Accrual of deferred transaction costs	$1,688,396	—	$1,688,396
Deferred underwriters’ fees	$1,632,000	—	$17,952,000

See accompanying notes to condensed financial statements.

Freedom Acquisition Holdings, Inc.
(a corporation in the development stage)
Notes to Condensed Financial Statements
NOTE A—DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS AND BASIS OF PRESENTATION
     Freedom Acquisition Holdings, Inc. (a corporation in the development stage) (the “Company”) was incorporated in Delaware on June 8, 2006. The Company was formed to acquire an operating business through a merger, capital stock exchange, asset acquisition, stock purchase or other similar business combination. The Company has neither engaged in any operations nor generated operating revenue to date. The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting By Development Stage Enterprises,” and is subject to the risks associated with activities of development stage companies. The Company has selected December 31st as its fiscal year end.
     On June 19, 2007, Freedom Acquisition Holdings, Inc. incorporated three wholly-owned subsidiaries, FA Sub 1 Limited, FA Sub 2 Limited and FA Sub 3 Limited. As of September 30, 2007, there are no assets or liabilities and there were no activities in any of the subsidiaries. On a going forward basis, the Company’s financial statements will be consolidated with the three subsidiaries.
     The accompanying unaudited condensed financial statements have been prepared by the Company and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of September 30, 2007 and the financial results for the three months and nine months ended September 30, 2007 and the periods from June 8, 2006 (date of inception) to September 30, 2006 and from June 8, 2006 (date of inception) to September 30, 2007, in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the Company’s annual audited financial statements have been condensed or omitted pursuant to such rules and regulations. The condensed balance sheet as of December 31, 2006, as presented herein, was derived from the Company’s audited financial statements but does not include all disclosures required by generally accepted accounting principles.
     The results of operations for the three months and nine months ended September 30, 2007 and the periods from June 8, 2006 (date of inception) to September 30, 2006 and from June 8, 2006 (date of inception) to September 30, 2007 are not necessarily indicative of the results of operations to be expected for a full fiscal year. These interim unaudited condensed financial statements should be read in conjunction with the financial statements for the period from June 8, 2006 (date of inception) to December 31, 2006, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.
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
NOTE B—INITIAL PUBLIC OFFERING AND OVER-ALLOTMENT OPTION EXERCISE
     On December 28, 2006, the Company sold 48,000,000 units (“Units”) at a price of $10.00 per Unit in the Offering. Each Unit consists of one share of Common Stock and one warrant (“Warrant”). Each Warrant entitles the holder to purchase one share of Common Stock at a price of $7.50 commencing on the later of the Company’s consummation of a Business Combination or December 21, 2007, provided in each case that there is an effective registration statement covering the shares of Common Stock underlying the Warrants in effect. The Warrants will be redeemable at a price of $0.01 per Warrant upon 30 days prior notice after the Warrants become exercisable, subject to the condition that the last sale price of the Common Stock is at least $14.25 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is given. If the Company is unable to deliver registered shares of Common Stock to the holder upon exercise of the Warrants during the exercise period, there will be no cash settlement of the Warrants and the Warrants will expire worthless.
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
     Effective January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). There were no unrecognized tax benefits as of January 1, 2007 and as of September 30, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at January 1, 2007. There was no material change to this balance at September 30, 2007. The Company is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The adoption of the provisions of FIN 48 did not have a material impact on the Company’s financial position, results of operations and cash flows.
     Recently Issued Accounting Pronouncements:
     Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.
NOTE D—COMMITMENT
     The Company paid an underwriting discount of 3.6% of the public Unit offering price to the Underwriters at the closing of the Offering, with an additional 3.4% fee of the gross Offering proceeds payable upon the Company’s consummation of a Business Combination. This additional 3.4% fee, or $17,952,000 and $16,320,000 at September 30, 2007 and December 31, 2006, respectively, is reflected as a liability in the accompanying unaudited condensed balance sheets.
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
     In addition, Berggruen Holdings and Marlin Equities, collectively have agreed to purchase 5,000,000 Units at a price of $10 per Unit (an aggregate purchase price of $50,000,000) from the Company in a private placement that will occur immediately prior to the Company’s consummation of a Business Combination. These Units will be identical to the Units sold in the Offering. Subject to certain limited exceptions, each of Berggruen Holdings and Marlin Equities has also agreed that these Units will not be sold, transferred, or assigned until at least one year after the completion of the Business Combination.
NOTE F—PURCHASE AGREEMENT
     On June 22, 2007, Freedom and certain of its wholly-owned subsidiaries entered into a Purchase Agreement with the equity holders of GLG Partners Limited and certain affiliated entities (collectively, “GLG”) under which Freedom will purchase 100% of the ownership interests in GLG for cash and shares of Freedom and a Freedom subsidiary (the “Acquisition”). The Acquisition is subject to a number of conditions including a vote of the shareholders of Freedom, certain financing being obtained and all applicable regulatory approvals being obtained. Because the GLG shareholders will own approximately 77% of the voting interests of Freedom immediately following the consummation of the Acquisition, the Acquisition will be considered to be a reverse acquisition and recapitalization for accounting purposes. Under this method of accounting, GLG will be treated as the acquiring company and the Acquisition will be treated as the equivalent of GLG issuing stock for the net monetary assets of Freedom accompanied by a recapitalization of GLG. The net monetary assets of Freedom, primarily cash, will be stated at their fair value, which will be equivalent to the carrying value, and accordingly no goodwill or other intangible assets will be recorded. A final determination of the estimated fair values will be based on the actual net monetary assets acquired as of the date of completion of the Acquisition.
NOTE G—SUBSEQUENT EVENT
     On October 11, 2007, the Company filed a Definitive Proxy Statement with the SEC in connection with a special meeting of its stockholders that will be held on October 31, 2007, to consider and vote upon, among other things, a proposal to approve the acquisition by Freedom of GLG Partners. For a more complete discussion of the Company’s proposed acquisition, including the risks that are applicable to us with respect to our acquisition of GLG Entities, please see our Definitive Proxy Statement.

     At the closing and subject to Board of Director approval to increase the number of authorized stock (which has subsequently been obtained) and certain adjustments as described below, the Company will pay the equity holders of GLG, for all of outstanding equity interests of GLG, the aggregate purchase price consisting of:
•	$1.0 billion, to be allocated between cash and loan notes if certain equity holders elect to receive such notes in lieu of all or a portion of the cash consideration to such person;

•	230,000,000 shares of Common Stock and Common Stock equivalents, which include:
•	138,095,007 shares of Common Stock;

•	58,904,993 exchangeable Class B ordinary shares of its subsidiary, FA Sub 2 Limited, which are exchangeable for 58,904,993 shares of Common Stock; and

•	33,000,000 ordinary shares of its subsidiary, FA Sub 1 Limited, which are subject to certain put rights to the Company and call rights by the Company, payable upon exercise by delivery of 33,000,000 shares of Common Stock; and

•	58,904,993 shares of the Company’s Series A voting preferred stock, which carry only voting rights and nominal economic rights.
     After the closing, the aggregate purchase price paid to GLG will be subject to a possible adjustment on a dollar-for-dollar basis, to the extent the net cash amount of GLG as of the closing date is higher or lower than a specified baseline amount on each of the following adjustment dates: (1) 10 business days after the closing, (2) January 31, 2008, and (3) 10 business days after receipt by the Company of the audited financial statements of GLG for fiscal year 2007.

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
     Net income for the period from June 8, 2006 (inception) to September 30, 2007 was $10.2 million, which consisted of $19.6 million in interest income partially offset by $0.6 million in formation and operating expenses and $8.8 million in income taxes. Net income for the nine months ended September 30, 2007 was $10.0 million, which consisted of $19.2 million in interest income partially offset by $0.5 million in formation and operating expenses and $8.7 million in income taxes. The trustee of the trust account will pay any taxes resulting from interest accrued on the funds held in the trust account out of the funds held in the trust account.
Business Combination with GLG Partners
     On June 22, 2007, we entered into a purchase agreement pursuant to which, through three wholly-owned subsidiaries, we have agreed to acquire, directly or indirectly (the “Acquisition”), GLG Partners Limited, GLG Holdings Limited, Mount Granite Limited, Albacrest Corporation, Liberty Peak Limited, GLG Partners Services Limited, Mount Garnet Limited, Betapoint Corporation, Knox Pines Limited, GLG Partners (Cayman) Limited (“GPCL”) and GLG Partners Asset Management Limited (each, a “GLG Entity” and collectively, the “GLG Entities”). The term “GLG” refers to the combined business and operations of the GLG Entities and their subsidiaries and affiliates, including GLG Partners LP and GLG Partners Services LP, Laurel Heights LLP and Lavender Heights LLP. The Acquisition will be accounted for as a reverse acquisition, with GLG as the acquiring party and Freedom as the acquired party. The combined company will be renamed GLG Partners, Inc.
     At the closing and subject to certain adjustments as described below, we will pay the equity holders of the GLG Entities, for all of outstanding equity interests of the GLG Entities, the aggregate purchase price consisting of:
•	$1.0 billion, to be allocated between cash and loan notes if certain equity holders elect to receive such notes in lieu of all or a portion of the cash consideration to such person;

•	230,000,000 shares of our common stock and common stock equivalents, which include:
•	138,095,007 shares of our common stock;

•	58,904,993 exchangeable Class B ordinary shares of our subsidiary, FA Sub 2 Limited, which are exchangeable for 58,904,993 shares of our common stock; and

•	33,000,000 ordinary shares of our subsidiary, FA Sub 1 Limited, which are subject to certain put rights to us and call rights by us, payable upon exercise by delivery of 33,000,000 shares of our common stock; and

•	58,904,993 shares of our Series A voting preferred stock, which carry only voting rights and nominal economic rights.
     After the closing, the aggregate purchase price paid to the GLG Group will be subject to a possible adjustment on a dollar-for-dollar basis, to the extent the net cash amount of the GLG Entities as of the closing date is higher or lower than a specified baseline amount on each of the following adjustment dates: (1) 10 business days after the closing, (2) January 31, 2008, and (3) 10 business days after receipt by us of the audited financial statements of GLG for fiscal year 2007.
     On October 11, 2007 we filed a Definitive Proxy Statement with the SEC in connection with a special meeting of our stockholders that will be held on October 31, 2007 to consider and vote upon, among other things, a proposal to approve the acquisition by Freedom of GLG Partners. For a more complete discussion of our proposed acquisition, including the risks that are applicable to us with respect to our acquisition of GLG Entities, please see our Definitive Proxy Statement.
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
     At September 30, 2007, we had cash outside of the trust account of $1.8 million, cash held in the trust account of $519.1 million, accrued expenses of $1.8 million and total liabilities of $123.7 million (which includes $102.6 million of common stock which is subject to possible redemption, $1.3 million of deferred interest thereon and $18.0 million of deferred underwriting discounts). We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate until December 28, 2008, assuming that an initial transaction is not consummated during that time. Of the funds held outside of the trust account, we anticipate using these funds to cover the due diligence and investigation of a target business or businesses; legal, accounting and other expenses associated with structuring, negotiating and documenting an initial business combination; office space, administrative services and secretarial support prior to consummating a business combination.

     On August 22, 2007 and September 13, 2007, at our instruction, the trustee transferred $5.7 million and $3.1 million, respectively, of interest earned on the trust account into our operating cash account to fund due and owing tax payments.
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
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.
     Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. $512.6 million of the net offering proceeds (which includes $18.0 million of the proceeds attributable to the underwriters’ discount) has been placed into a trust account at Smith Barney maintained by Continental Stock Transfer & Trust Company, acting as trustee. As of September 30, 2007, the balance of the trust account was $519.1 million. The proceeds held in trust will only be invested in U.S. “government securities,” defined as any Treasury Bill issued by the United States having a maturity of 180 days or less. Thus, we are subject to market risk primarily through the effect of changes in interest rates on government securities. The effect of other changes, such as foreign exchange rates, commodity prices and/or equity prices, does not pose significant market risk to us. As of September 30, 2007, the effective annualized interest rate payable on our investment was approximately 4.9%. Assuming no other changes to our holdings as of September 30, 2007, a 1 % decrease in the yield on our investment as of September 30, 2007 would result in a decrease of approximately $1.3 million in the interest earned on our investment for the following quarterly period. We have not engaged in any hedging activities since our inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.
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
(b) Changes in Internal Controls over Financial Reporting
     As a result of the evaluation completed by Mr. Berggruen, we have concluded that there were no changes during the fiscal quarter ended September 30, 2007 in our internal controls over financial reporting, which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings.
     None.
ITEM 1A. Risk Factors.
     Other than the Risk Factors disclosed in our Definitive Proxy Statement filed with the SEC on October 11, 2007, which are incorporated herein by reference, there have been no material changes in our risk factors disclosed in our Annual Repot on Form 10-K for the year ended December 31, 2006.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     Unregistered Sales of Equity Securities
     On July 20, 2006, (i) Berggruen Holdings North America Ltd., which we refer to as Berggruen Holdings, purchased 5,923,200 of our units for an aggregate purchase price of $12,340 in a private placement, (ii) Marlin Equities II, LLC, which we refer to as Marlin Equities, purchased 5,923,200 of our units for an aggregate purchase price of $12,340 in a private placement, (iii) Herbert A. Morey, one of our directors, purchased 51,201 of our units for an aggregate purchase price of $107 in a private placement, (iv) William P. Lauder, one of our directors, purchased 51,201 of our units for an aggregate purchase price of $107 in a private placement and (v) James N. Hauslein, one of directors, purchased 51,201 of our units for an aggregate purchase price of $107 in a private placement. Each unit consists of one share of common stock and one warrant. The warrants expire on December 21, 2011, unless earlier redeemed. Each warrant entitles the holder to purchase one share of our common stock at a price of $7.50 commencing on the later of our consummation of a business combination or December 21, 2007, provided in each case that there is an effective registration statement covering the shares of common stock underlying the warrants in effect.
     On July 20, 2006, (i) Berggruen Holdings agreed to purchase 2,250,000 of our warrants at a price of $1.00 per warrant and (ii) Marlin Equities agreed to purchase 2,250,000 of our warrants at a price of $1.00 per warrant. Each of Berggruen Holdings and Marlin Equities purchased such warrants from us immediately prior to the consummation of our initial public offering.
     On July 20, 2006, (i) Berggruen Holdings agreed to purchase 2,500,000 of our units for an aggregate purchase price of $25.0 million at a price of $10.00 per unit and (ii) Marlin Equities agreed to purchase 2,500,000 of our units for an aggregate purchase price of $25.0 million at a price of $10.00 per unit. Each of Berggruen Holdings and Marlin Equities is obligated to purchase such units from us immediately prior to our consummation of a business combination.
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

     Use of Proceeds from Initial Public Offering
     A registration statement for our initial public offering was declared effective on December 21, 2006. The registration statement related to a proposed maximum aggregate offering of 46,000,000 Units (consisting of 46,000,000 shares of Common Stock and 46,000,000 Warrants) for a proposed maximum aggregate offering price of $460.0 million. On December 21, 2006, in accordance with Rule 462(b), we increased the number of Units being registered by 9,200,000, to 55,200,000 Units (consisting of 55,200,000 shares of Common Stock and 55,200,000 Warrants) for a proposed maximum aggregate offering price of $552.0 million. The underwriter for our initial public offering was Citigroup Global Markets Inc., acting as sole bookrunning manager and representative of Ladenburg Thalmann & Co. Inc. (together, the “Underwriters”).
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
     As of September 30, 2007, we have paid an aggregate of approximately $0.6 million in expenses, which have been or will be paid out of the proceeds of our initial public offering not held in trust and our withdrawal of interest earned on the funds held in trust, for the following purposes:
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
     As of September 30, 2007, after giving effect to our initial public offering and our operations subsequent thereto, approximately $519.1 million was held in the trust account and we had $1.8 million of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters. On August 22, 2007 and September 13, 2007, at our instruction, the trustee transferred $5.7 million and $3.1 million, respectively, of interest earned on the trust account into our operating cash account to fund due and owing tax payments.
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

October 19, 2007	FREEDOM ACQUISITION HOLDINGS, INC.
/s/ Nicolas Berggruen
	By:	Nicolas Berggruen
Title: President and Chief Executive Officer