Form 10-K
period 2007-12-31
GLG Partners, Inc.
filed 2008-03-03
CIK 1365790

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-33217
GLG PARTNERS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	20-5009693 (I.R.S. Employer Identification No.)

390 Park Avenue, 20th Floor New York, New York (Address of principal executive offices)	10022 (Zip code)

Registrant’s telephone number, including area code:
  (212) 224-7200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:

Common Stock, $0.0001 Par Value Per Share	The New York Stock Exchange, Inc.
Warrants to Purchase Common Stock	The New York Stock Exchange, Inc.
Units, each consisting of one share of Common Stock and one Warrant	The New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant as of the end of the registrant’s second fiscal quarter of 2007 (based on the closing price as reported on the American Stock Exchange on June 29, 2007) was approximately $581.3 million. Shares of voting stock held by officers, directors and holders of more than 10% of the outstanding voting stock have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the registrant’s Common Stock as of February 27, 2008 was 246,878,927.

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement for the 2008 Annual Meeting of Shareholders to be held on May 5, 2008 are incorporated by reference into Part III of this Form 10-K.

GLG PARTNERS, INC.

PART I

Item 1.	Business

In this Annual Report on Form 10-K, unless the context indicates otherwise, the terms “the Company”, “we”, “us” and “our” refer to the combined company, which has been renamed GLG Partners, Inc. and its subsidiaries, resulting from the acquisition by Freedom Acquisition Holdings, Inc. and its then consolidated subsidiaries (“Freedom”) of GLG Partners LP and certain of its affiliated entities (collectively, “GLG”) by means of a reverse acquisition transaction on November 2, 2007.

Introduction

On November 2, 2007, we completed the acquisition of GLG Partners Limited, GLG Holdings Limited, Mount Granite Limited, Albacrest Corporation, Liberty Peak Ltd., GLG Partners Services Limited, Mount Garnet Limited, Betapoint Corporation, Knox Pines Ltd., GLG Partners Asset Management Limited and GLG Partners (Cayman) Limited (each, an “Acquired Company” and collectively, the “Acquired Companies”) pursuant to a Purchase Agreement dated as of June 22, 2007 among us, our wholly owned subsidiaries, FA Sub 1 Limited, FA Sub 2 Limited and FA Sub 3 Limited, Jared Bluestein, as the buyers’ representative, Noam Gottesman, as the sellers’ representative, Lehman (Cayman Islands) Ltd, Noam Gottesman, Pierre Lagrange, Emmanuel Roman, Jonathan Green, Leslie J. Schreyer, in his capacity as trustee of the Gottesman GLG Trust, G&S Trustees Limited, in its capacity as trustee of the Lagrange GLG Trust, Jeffrey A. Robins, in his capacity as trustee of the Roman GLG Trust, Abacus (C.I.) Limited, in its capacity as trustee of the Green GLG Trust, Lavender Heights Capital LP, Ogier Fiduciary Services (Cayman) Limited, in its capacity as trustee of the Green Hill Trust, Sage Summit LP and Ogier Fiduciary Services (Cayman) Limited, in its capacity as trustee of the Blue Hill Trust (each, a “GLG Shareowner” and collectively, the “GLG Shareowners”). We refer to Messrs. Gottesman, Lagrange and Roman collectively as the Principals, and the trustees of the Gottesman GLG Trust, the Lagrange GLG Trust and the Roman GLG Trust collectively as the Trustees.

Effective upon the consummation of the acquisition, (1) each Acquired Company became a subsidiary of ours, (2) the business and assets of the Acquired Companies and certain affiliated entities (collectively, the “GLG Entities”) became our only operations and (3) we changed our name from Freedom Acquisition Holdings, Inc. to GLG Partners, Inc.

Because the acquisition was considered a reverse acquisition and recapitalization for accounting purposes, the combined historical financial statements of GLG became our historical financial statements and from the consummation of the acquisition on November 2, 2007, the financial statements have been prepared on a consolidated basis.

Overview

We are one of the largest independent alternative asset managers in the world, offering our base of long-standing prestigious clients a diverse range of investment products and account management services. Our focus is on preserving clients’ capital and achieving consistent, superior absolute returns with low volatility and specifically in relation to our single-manager alternative strategies funds low correlations to both the equity and fixed income markets. Since our inception in 1995, we have built on the roots of our founders in the private wealth management industry to develop into one of the world’s largest and most recognized alternative investment managers, while maintaining our tradition of client-focused product development and customer service.

We use a multi-strategy approach, offering over 40 funds investing across equity, macro, emerging markets, convertible and credit strategies. We refer to these funds as the GLG Funds. We have achieved strong and sustained absolute returns in both alternative and long-only strategies. As of December 31, 2007, our net assets under management, or AUM, (net of assets invested from other GLG Funds) were approximately $24.6 billion, up from approximately $3.8 billion as of December 31, 2002, representing a compound annual growth rate, or CAGR, of 45%. As of December 31, 2007, our gross AUM, (including assets invested from other GLG Funds) were approximately $29.1 billion, up from approximately $4.4 billion as of December 31, 2002, representing a CAGR of 46%. We have achieved an approximately 17.1% dollar-weighted compound net annual return on our alternatives strategies since our first fund launch in 1997. The chart above sets forth the growth of our gross and net AUM since 2002.

We have built an experienced and highly-regarded investment management team of 125 investment professionals and supporting staff of 224 personnel, based primarily in London, representing decades of experience in the alternative asset management industry. This team of talented and dedicated professionals includes a significant number of people who have worked with us since before 2000. In addition, we receive dedicated research, administrative and certain discretionary portfolio management services from GLG Inc., an affiliate located in New York, which we acquired on January 24, 2008. For purposes of this Annual Report on Form 10-K, personnel refers to our employees and the individuals who are members of Laurel Heights LLP and Lavender Heights LLP and who provide services to us through these entities. Prior to our acquisition of GLG Holdings Inc. and GLG Inc. in January 2008, we consolidated GLG Inc. and GLG Holdings Inc. in our financial statements on the basis that they were variable interest entities in which we were the primary beneficiary.

We have built a highly scalable investment platform, infrastructure and support system, which represents a combination of world-class investment talent, cutting-edge technology and rigorous risk management and controls.

We manage a portfolio of over 40 funds, comprising both alternative and long-only strategies. The charts below summarize the diversity of our overall gross AUM as of December 31, 2007.

We employ a multi-strategy approach across the funds we manage, with low correlations of returns across product asset classes in our single-manager alternative strategy funds. The diversity of these funds and their strategies provides us with more stable performance fee revenue than more narrowly-focused alternative investment managers. The chart below summarizes for the seven largest single-manager GLG Funds the correlation of returns between individual funds, as well as the correlation of each fund to the S&P 500 Index and the MSCI World Index, based on monthly returns from the fund inception date to December 31, 2007. Correlation represents a statistical measure of the degree to which the return of one GLG Fund is correlated to the return of another GLG Fund, the S&P 500 Index or the MSCI World Index. It is expressed as a factor that ranges from -1.00 (perfectly inversely correlated) to +1.00 (perfectly positively correlated). A correlation of 0 indicates no correlation at all. For example, the correlation between the GLG Emerging Markets Fund and the GLG North American Opportunity Fund is 0.35, indicating a relatively low correlation between the investing strategies of each fund. Thus, the chart illustrates how relatively uncorrelated the strategies of the GLG Funds are to one another and to general market indices, resulting in a more stable flow of performance fees over an extended period of time.

	Alternatives				Long-Only*
				North	Global
	European	Emerging	Market	American	Convertible	European
	Long-Short	Markets	Neutral	Opportunity	UCITS	Equity	Capital
	($3.9bn	($5.0bn	($2.9bn	($1.2bn	($1.2bn	($1.5bn	Appreciation
	Gross	Gross	Gross	Gross	Gross	Gross	($0.8bn
	AUM)	AUM)	AUM)	AUM)	AUM)	AUM)	AUM)

European Long-Short	1.00	0.61	0.56	0.59	0.21	0.26	0.37
Emerging Markets	0.61	1.00	0.54	0.35	0.50	0.49	0.54
Market Neutral	0.56	0.54	1.00	0.54	0.53	0.29	0.56
North American Opportunity	0.59	0.35	0.54	1.00	0.54	0.41	0.64
Global Convertible UCITS	0.21	0.50	0.53	0.54	1.00	0.76	0.84
European Equity	0.26	0.49	0.29	0.41	0.76	1.00	0.76
Capital Appreciation	0.37	0.54	0.56	0.64	0.84	0.76	1.00

S&P 500 Index	(0.00)	0.20	0.17	0.34	0.65	0.76	0.65
MSCI World Index	0.08	0.30	0.27	0.39	0.73	0.86	0.75

*	AUM figures include distributing variants of funds; returns data are for the longest established share class in non-distributing fund and are calculated on basis of monthly pricing data.

Our success has been driven largely by our strong and sustained track record of investment performance. The chart below summarizes investment performance since the launch of our first fund in 1997 through December 2007 by looking at the cumulative dollar-weighted net annual returns for all GLG Funds (excluding funds of funds) and for the single-manager alternative strategy GLG Funds.

The dollar-weighted return illustrates aggregate performance across both single manger alternative strategy and long-only funds. Individual fund performance is weighted according to gross AUM, therefore a large out-performing fund will carry far greater impact than a small under-performing fund. AUM data for a particular month is based on official net asset values published by the fund administrator as at close of business on the last business day of that month. Monthly dollar-weighted percentage performance is calculated by taking each fund’s percentage monthly return and multiplying by the percentage weight of that fund’s AUM in relation to the total AUM of all funds included in the calculation.

History

Messrs. Gottesman, Lagrange and Green, who had worked together at Goldman Sachs Private Client Services since the late 1980s, left to form GLG as a division of Lehman Brothers International (Europe), or Lehman International, in September 1995, with significant managerial control. Initially, GLG managed accounts for private client investors, primarily high and ultra-high net worth individuals from many of Europe’s wealthiest families, with whom the founders had pre-existing relationships. GLG began to offer fund products in early 1997.

By 1998, GLG had exceeded the five-year profitability target which had been jointly set by the founders and Lehman International in 1995. In 2000, GLG’s senior management, which added Philippe Jabre in 1997, wanted to grow its business as an independent company. As a result, GLG became an independent business in 2000. A subsidiary of Lehman Brothers Holdings Inc. initially held a 20% minority interest in GLG and now holds an approximately 10% equity interest in us. Mr. Green retired from GLG at the end of 2003, and Mr. Jabre resigned from GLG in early 2006.

Since its separation from Lehman International in 2000, GLG has invested considerable resources to developing a cohesive investment management team and robust platform to allow it to participate in the strong growth of the alternative investment management industry. GLG has successfully established a fully independent infrastructure, seen overall headcount grow from approximately 55 in 2000 to 349 as of December 31, 2007 (including 33 personnel at GLG Inc.) and recruited a significant number of high-quality individuals from leading financial services businesses both to deepen its talent pool and management base and to support a substantial range of new product initiatives.

Emmanuel Roman, a former Partner of Goldman Sachs, joined GLG in 2005 as a non-investment manager Co-Chief Executive Officer.

Competitive Strengths

We are one of the leading alternative asset managers in the world. Our strength in continental Europe and the United Kingdom has given us a highly respected brand name in the industry and has enabled us to attract and retain highly talented investment professionals as well as to invest heavily in our infrastructure. We believe that we enjoy distinct advantages for attracting and retaining talent, generating investment opportunities and increasing AUM because of the strength and breadth of our franchise. By capitalizing on what we regard as our competitive strengths, we expect to extend our record of growth and strong investment performance.

Our Team and Culture

We have a team of talented and dedicated professionals, a number of whom have worked at GLG since before its separation from Lehman International in 2000. Our high-quality and well-motivated team of investment professionals, led by two of our Managing Directors, Messrs. Gottesman and Lagrange, is characterized by exceptional investment and product development experience and expertise. Several of our investment professionals are widely recognized leaders and pioneers in the alternative investment management industry. In addition to our 125 investment professionals, we have 224 personnel in our marketing, legal, compliance, accounting, administrative, risk management, operations and technology groups. We have invested heavily for over ten years in recruiting, retaining and supporting this strong and cohesive team because we believe that the quality of this team has contributed and will continue to contribute materially to the strength of our business and the results we achieve for our clients. Extensive industry experience and consistency in the senior management team provide us with considerable continuity and have served to define our professional culture.

Our management believes that a team approach, in which investment professionals managing multiple strategies and asset classes are encouraged to share investment perspectives and information (for example, equity, credit and emerging market specialists working together, or industry teams working across geographic regions), promotes the cross-fertilization of ideas, investment strategies and product development within the organization. Management views this team dynamic as a critical contributor to both our investment success and our ability to develop new product initiatives.

Long-standing Relationships with a Prestigious Client Base

We have forged long-standing relationships with many of Europe’s wealthiest families and prestigious institutional asset allocators. We enjoy a balanced investor base made up of roughly half high and ultra-high net worth individuals and half institutional investors. We have discretionary power to allocate a significant portion of the assets invested by high and ultra-high net worth individuals among our various fund products. With a foundation of firmly established relationships, some originating prior to GLG’s inception in 1995, we enjoy a loyal client base. In addition to representing a high-quality source of client referrals, many of these clients have significant industry and regional knowledge, as well as experience and relationships that we are able to leverage in the investment process. Our focus on client relationship management through our marketing team and customized investment solutions places us in a strong position both to capture a greater proportion of the investable wealth of existing accounts and to attract new clients.

Differentiated Multi-Strategy Approach and Product Offerings

By offering a wide variety of investment strategies and products, in contrast to single strategy managers, we offer a broad solution, deploying client assets across a variety of investment products among our portfolio of over 40 fund products. By spinning-off successful strategies into new funds, we have been able to expand our portfolio of separate independent funds, creating growth opportunities with new and existing clients. Our multi-strategy approach provides significant advantages to our clients, most importantly the flexibility to redeploy client assets quickly among other GLG Funds in our diversified portfolio of investment products in the face of changing market conditions. Our multi-strategy profile also enhances the stability of our performance fee-based revenues, as fluctuations in fund performance and performance fees are modulated across the broad and diverse portfolio of investment products. In addition, our diversified investment product offerings allow us to take advantage of cross-selling opportunities with new and existing clients, thereby attracting or retaining investment capital that might otherwise go to non-GLG investment vehicles. In addition, through our managed account product, we are able to create sophisticated and highly customized solutions for our clients, providing products tailored to client requirements.

Strong and Sustained Investment Track Record

The GLG Funds have generated substantial absolute returns since inception, during periods of both supportive and difficult market conditions. By focusing on our core competencies, we have achieved outstanding returns — dollar-weighted compound net annual returns of 17.1% in all alternative strategies funds and 15.2% in all GLG Funds (excluding funds of funds) from 1997 through 2007. Dollar-weighted annual returns are calculated as the composite performance of all constituent funds, weighted by the sum of month-end fund AUM and fund net inflows on the subsequent dealing day, with performance measured by the longest established share class in each fund.

Institutionalized Operational Processes and Infrastructure

We have invested considerable resources into developing our personnel base and establishing our infrastructure. We have developed highly institutionalized product development, investment management, risk management, operational and information technology processes and controls. Management believes that our institutionalized product platform, operational and systems infrastructure and distribution channels are highly scalable and are attractive to institutional investors who are seeking investment funds with well-developed and robust systems, operations and advanced risk management capabilities. This, in turn, enhances our ability to participate in the strong growth of the investment management industry and demand for absolute return products.

Alignment of Interests

Our superior performance is due, in part, to the close alignment of interests among our management, personnel and clients. Currently, the Principals, the Trustees, our officers and directors, our key personnel, employees and service providers, and their respective affiliates, Lavender Heights Capital LP and Sage Summit LP, collectively own approximately 65% of our voting equity interest. Our management believes that ownership by these key personnel is an important contributor to our success by motivating these key personnel to provide outstanding fund performance, generate significant revenues for us through management and performance fees and thereby increase the value of their ownership interests. In this manner, our key personnel have a stake in the success of all of our products, not just those in which they work personally. These ownership interests will continue to align the interests of our Principals and key personnel with their clients, as well as with the other holders of our capital stock, encourage cooperation across strategies and create greater opportunities for our business.

In addition, our three Principals, their Trustees, certain key personnel and their families and associated entities have agreed to invest in the GLG Funds at least 50% of the excess of the cash proceeds they received in the acquisition of GLG over the aggregate amount of any taxes payable on their respective portion of the purchase price. In December 2007, they invested approximately $875 million of additional net AUM in the GLG Funds and pay the same fees and otherwise invest on the same terms as other investors.

A significant portion of the compensation and limited partner profit share of our key personnel (other than the Principals) is based on the performance of the funds and accounts we manage. In addition, our key personnel are eligible to receive discretionary bonuses and limited partner profit share, which are based upon individual and firm-wide performance.

Growth Strategies

Extend Strong Investment Track Record

Over time, our principal goal of achieving substantial absolute returns for our investors has remained unchanged. Since inception, we have achieved a strong and sustained investment track record. In the process, we have established ourselves as a leading alternative asset manager and have attracted an established high and ultra-high net worth individual and institutional client base.

Expand Investment Products and Strategies

We have consistently developed and added new products and strategies to our business, and intend to continue to expand selectively our products and strategies. Our multi-strategy approach allows us to offer clients a full-service solution, provides diversity and adds stability to our performance fee-based revenues. We currently offer over 40 investment fund products, including the recently launched GLG Emerging Equity Fund, GLG Emerging Currency and Fixed Income Fund and the GLG Global Mining Fund. There are several other fund products in the product development pipeline scheduled for launch during 2008. Over the last five years, we have added an average of five new fund products a year. We continue to emphasize the importance of innovation and responsiveness to client demands and market opportunities, and believe that the close and long-term relationships that we enjoy with our clients are a key source of market research helping to drive the development of new products and strategies.

Build on Success in Continental Europe and the United Kingdom to Penetrate Other Major Markets

We are focused on developing a much more significant global presence and intend to expand our client relationships and distribution capabilities in regions where we have not actively sought clients, particularly the United States, the Middle East and Asia, and through new distribution channels and joint ventures. We believe that clients and institutions in these regions could represent a significant portion of future AUM growth. For example, although the United States currently represents 57% of the total alternative asset management market, according to Hedge Fund Research, Inc., it represents less than 5% of our net AUM. On January 24, 2008, we completed the acquisition of GLG Inc. and in connection with the acquisition, GLG Inc. registered as an investment adviser under the U.S. Investment Advisers Act of 1940, as amended (the “Investment Advisers Act”). We also believe that becoming a publicly traded, NYSE-listed company has further enhanced the brand awareness of our Company and our business and will facilitate AUM growth by attracting new clients, particularly from the United States and other under-penetrated geographic markets.

In August 2007, Istithmar, the Government of Dubai-owned private equity and alternative investment firm, and Sal. Oppenheim, Europe’s largest independent private bank, each acquired equity interests in GLG now representing approximately 2% of our common stock.

Products and Services

Investment Products

As of December 31, 2007, we had five major categories of products:

•	Single-manager alternative strategy funds: These funds represent our core investment product and are the primary means by which investors gain exposure to our core alternative investment strategies. As of December 31, 2007 this category comprised 21 individual funds, each being managed according to distinct investment strategies, including equity long-short funds, mixed-asset long-short funds, multi-strategy arbitrage funds, convertible bond funds and credit long-short funds and may be characterized by the use of leverage, short positions and/or derivatives. These single-manager alternative strategy funds have gross AUM of approximately $18.8 billion representing 65% of total gross AUM and net AUM (net of alternative fund-in-fund investments) of approximately $16.7 billion. The largest funds in this category are: the GLG European Long-Short Fund, the GLG Emerging Markets Fund, the GLG Market Neutral Fund, the GLG North American Opportunity Fund and the GLG Emerging Markets Special Situation Fund. These funds may also make use of fund-in-fund investments whereby one single-manager alternative strategy fund may hold exposure to another single-manager alternative strategy fund. In order to represent these sub-investments, management tracks AUM on both a gross and a net basis. In a gross presentation, sub-invested funds will be counted at both the investing and investee fund level. Net presentation removes the assets at the investing fund level, indicating the total external investment from clients.

•	Long-only funds: The long-only funds facilitate access to our leading market insight and performance for those clients who are seeking full (non-hedged) exposure to the equity markets across geographic and sector-based strategies, while benefiting from our investment expertise. As of December 31, 2007, we operated 13 long-only funds, which have gross AUM of approximately $4.8 billion representing 16% of total gross AUM. The largest funds in this category are the GLG Global Convertible UCITS Fund, the GLG Performance Fund and the GLG European Equity Fund.

•	Funds of GLG funds (“internal FoHF”): These funds are structured to provide broad investment exposure across our range of single-manager alternative strategy funds, as well as being a means by which investors may gain exposure to funds that are currently not being marketed. We currently have three internal FoHF funds, representing 8% of total gross AUM. The largest funds in this category are the GLG Multi Strategy Fund SICAV and the GLG Global Opportunity Fund.

Presentation of the AUM of these funds on a net basis results in minimal AUM figures, as the vast majority of their assets are sub-invested in underlying GLG single-manager alternative strategy funds, with net AUM typically representing only small cash balances. Due to active fund management decisions regarding leverage for investment or settlement purposes and/or due to the mechanics of the process by which our internal FoHFs are required to place investments into underlying single-manager alternative strategy funds, the value of the investments held by any internal FoHF may not be exactly equal to the gross AUM of that fund at any point in time.

•	Multi-manager funds (“external FoHF”): The multi-manager funds represent our external FoHF offering, comprising five funds and 2% of total gross AUM as of December 31, 2007. These funds are invested into funds managed by external asset management businesses (and, in one case, a GLG Fund). The largest funds in this category are the Prescient Alpha Fund and the GLG MMI Enhanced Fund.

Any investment of external FoHF assets into underlying GLG Funds is removed from the net presentation of an external FoHF’s AUM.

•	Managed accounts: We offer managed account solutions to larger institutional clients who want exposure to our investment strategies, but are seeking a more customized approach. Managed accounts currently represent 8% of total gross AUM through 17 separate accounts.

Fund Performance and Structure

Our historical success has been driven by our strong and sustained track record of investment performance. Our investment strategies have delivered cross-cycle outperformance when compared to the equity and fixed income markets.

When viewed at the individual fund level, our performance (net of all fees paid to us) is equally impressive. The table below presents historical net performance for all active GLG Funds (which are not in the process of being liquidated) by AUM in each of the product categories as of December 31, 2007. It should be noted that the alternative strategy funds seek to deliver absolute performance across a broad range of market conditions.

			Net
			Performance
	Gross	Inception	Since	Annualized
	AUM	Date	Inception	Net Return

Alternative Strategies
GLG European Long-Short Fund(1)	$3.91bn	1-Oct-00	151.96%	13.59%
MSCI Europe Index (Loc)			(5.62)%	(0.79)%
GLG Financials Fund(1)	$0.42bn	3-Jun-02	100.53%	13.28%
S&P Global 1200 Financial Sector Index			47.48%	7.21%
GLG Technology Fund(1)	$0.42bn	3-Jun-02	87.66%	11.94%
NASDAQ Index			72.54%	10.27%
GLG Alpha Select Fund(1)	$0.84bn	1-Sep-04	37.64%	10.06%
FTSE 100 Index (GBP)			44.80%	11.75%
GLG Consumer Fund(1)	$0.09bn	1-Nov-05	23.16%	10.09%
MSCI World Equity Index (Loc)			25.55%	11.07%
GLG Global Utilities Fund(1)	$0.41bn	1-Dec-05	23.69%	10.74%
S&P 500 Index			17.52%	8.05%
GLG Esprit Fund(1)(2)	$0.27bn	1-Sep-06	18.05%	13.27%
GLG European Opportunity Fund(1)	$0.35bn	2-Jan-02	70.52%	9.31%
MSCI Europe Index (Loc)			20.71%	3.19%
GLG North American Opportunity Fund(1)	$1.20bn	2-Jan-02	64.08%	8.61%
S&P 500 Index			27.90%	4.19%
GLG Japanese Long-Short Fund(1)	$0.02bn	1-Nov-04	5.27%	1.64%
Topix Index (JPY)			35.95%	10.19%
GLG Global Convertible Fund(3)	$0.53bn	1-Aug-97	181.94%	10.46%
Merrill Lynch Global 300 Convertible Index (Loc)			81.69%	5.90%
MSCI World Equity Index (Loc)			48.05%	3.84%
JP Morgan Government Bond Index (Loc)			63.38%	4.82%
GLG Market Neutral Fund(1)	$2.88bn	15-Jan-98	519.08%	20.08%
MSCI World Equity Index (Loc)			54.67%	4.47%
Investment in USD 3 Month Libor Rate			48.45%	4.04%
GLG Credit Fund(1)	$0.53bn	2-Sep-02	62.23%	9.48%
Investment in USD 3 Month Libor Rate			18.87%	3.29%
GLG Absolute Return Bond Fund(1)	$0.09bn	1-Apr-06	1.24%	0.71%
Investment in USD 3 Month Libor Rate			9.72%	5.44%
GLG Event Driven Fund(1)(2)	$0.53bn	2-May-06	(4.70)%	(2.84)%
GLG Loan Fund(1)(2)	$0.07bn	1-Oct-07	0.74%	4.59%
GLG Global Futures Fund(1)(2)	$0.08bn	1-Aug-04	7.94%	2.26%
GLG Emerging Markets Fund(1)(2)	$4.99bn	1-Nov-05	219.72%	71.09%
GLG Emerging Markets Special Situations Fund(1)(2)	$0.94bn	2-Apr-07	36.17%	50.42%
GLG Emerging Currency and Fixed Income Fund(1)(2)	$0.08bn	1-Nov-07	11.63%	95.28%
GLG Emerging Equity Fund(1)(2)	$0.18bn	1-Nov-07	17.33%	164.39%
Long Only Strategies
GLG Performance Fund(3)	$0.59bn	14-Jan-97	286.56%	13.12%
MSCI World Equity Index (Loc)			80.53%	5.53%
GLG Performance (Distributing) Fund(2)(3)	$0.41bn	6-Apr-99	145.57%	10.83%
GLG European Equity Fund(3)	$1.47bn	11-Feb-99	166.85%	11.68%
MSCI Europe Index (Loc)			26.44%	2.68%
GLG North American Equity Fund(3)	$0.12bn	2-Jan-04	40.96%	8.97%
S&P 500 Index			32.06%	7.20%
GLG UK Select Equity Fund(3)	$0.02bn	1-Dec-06	14.03%	12.86%
FTSE 100 Index (GBP)			6.75%	6.20%
GLG UK Select Equity (Distributing) Fund(2)(3)	$0.03bn	2-Apr-07	8.00%	10.71%

				Net
				Performance
	Gross		Inception	Since	Annualized
	AUM		Date	Inception	Net Return

GLG Environment Fund(3)	$0.06bn		2-Jan-07	7.02%	6.98%
MSCI Europe Index (Loc)				0.07%	0.07%
GLG Alpha Capture Fund(2)(3)	$0.02bn		1-Mar-07	1.83%	2.00%
GLG Capital Appreciation Fund(3)	$0.36bn		4-Mar-97	235.37%	11.82%
Benchmark(4)				77.55%	5.44%
GLG Capital Appreciation (Distributing) Fund(2)(3)	$0.46bn		6-Apr-99	109.31%	8.80%
GLG Balanced Fund(3)	$0.05bn		4-Mar-97	138.72%	8.36%
Benchmark(5)				71.47%	5.10%
GLG Global Convertible UCITS Fund(3)	$1.16bn		12-Mar-99	110.05%	8.79%
Merrill Lynch Global 300 Convertible Index (Loc)				62.93%	5.70%
MSCI World Equity Index (Loc)				20.73%	2.16%
JP Morgan Government Bond Index (Loc)				42.61%	4.11%
GLG Global Convertible UCITS (Distributing) Fund(2)(3)	$0.02bn		14-Oct-05	22.63%	9.65%
Internal FoHF
GLG Global Opportunity Fund(3)	$1.11bn		4-Feb-97	450.44%	16.92%
MSCI World Equity Index (Loc)				76.37%	5.34%
GLG Multi-Strategy Fund(1)	$1.18bn		7-Jan-03	56.63%	9.42%
MSCI World Equity Index (Loc)				78.43%	12.32%
GLG Global Aggressive Fund(1)	$0.03bn		4-Jan-00	157.03%	12.51%
MSCI World Equity Index (Loc)				4.77%	0.58%
External FoHF
Prescient Alpha Fund(1)	$0.23bn		1-Oct-01	46.51%	6.30%
MSCI World Equity Index (Loc)				46.69%	6.32%
GLG MMI Enhanced Fund(1)	$0.28bn		1-Dec-03	64.89%	13.02%
MSCI World Equity Index (Loc)				51.77%	10.75%
GLG MMI Japanese Opportunity Fund(1)(2)	$0.03bn		1-Jun-05	10.69%	4.01%
GLG MMI Directional Fund(1)(2)	$0.04bn		3-Jul-06	12.94%	8.44%
GLG MMI Enhanced II Fund(1)(2)	$0.03bn		2-Jan-07	15.98%	14.68%
Non-GLG Fund Investments	$2.56bn		n/a	n/a	n/a
Total Gross AUM	$29.09bn
Less GLG Funds invested in other GLG Funds
Alternative Strategy GLG Funds invested in other GLG Funds	$(2.09bn	)
External FoHF GLG Funds invested in other GLG Funds	$(0.01bn	)
Internal FoHF GLG Funds invested in other GLG Funds	$(2.33bn	)
Total GLG Funds invested in other GLG Funds	$(4.48bn	)
Total Net AUM	$24.61bn

(1)	GLG Partners (Cayman) Limited is the manager of these GLG Funds.

(2)	No comparable index.

(3)	GLG Partners Asset Management Limited is the manager of these GLG Funds.

(4)	Benchmark for GLG Capital Appreciation Fund is 65% MSCI World Index (Loc); 35% JPMorgan Gov’t Bond Index (Loc).

(5)	Benchmark for GLG Balanced Fund is 1/3 MSCI World Index (Loc), 1/3 JPMorgan Gov’t Bond Index (Loc), 1/3 US $3-month LIBOR rate.

The investment manager for all funds is GLG Partners LP. None of the GLG Funds is registered in the United States. However, each GLG Fund is regulated in its jurisdiction of incorporation. See “— Competitive

Strengths — Alignment of Interests” for a discussion of investments by the Principals and certain key personnel in the GLG Funds.

Our gross management fee rates and administration fee rates are set as a percentage of fund AUM depending on the product. Our gross performance fee rates are set as a percentage of fund performance, calculated as investment gains (both realized and unrealized), less management and administration fees, subject to “high water marks” and, in the case of most long-only funds, four external FoHF and four single-manager alternative strategy funds, to performance hurdles. The table below sets forth the typical range of gross fee rates for management fees and performance fees (subject to fee treatment of fund-in-fund reinvestments as described below); administration fee rates vary depending on the product:

	Typical Range of Gross	Typical Range of Gross
	Management Fee Rates	Performance Fee Rates
Product	(% of AUM)	(% of Investment Gains)

Single-manager alternative strategy funds	1.50% — 2.50%*	20% — 30%*
Long-only funds	0.75% — 2.25%	20%
Internal FoHF	0.25% — 1.00% (at the investing fund level)*	0% — 20% (at the investing fund level)*
External FoHF	1.50% — 1.95%	5% — 10%

*Note:	Where a single-manager alternative strategy fund or internal FoHF managed by us invests in an underlying single-manager alternative strategy fund managed by us, the “investing fund” is the top-level GLG Fund into which a client invests and the “investee fund” is the underlying GLG Fund into which the investing fund allocates funds for investment. When one of the single-manager alternative strategy funds or internal FoHFs managed by us invests in an underlying single-manager alternative strategy fund managed by us:

•	management fees are charged at the investee fund level. In addition, management fees are charged on the following GLG Funds at the investing fund level: (1) GLG Multi Strategy Fund; and (2) Prime GLG Diversified Fund (in liquidation);

•	performance fees are charged at the investee fund level. In addition, performance fees are charged on the following GLG Funds at the investing fund level: (1) Prime GLG Diversified Fund (in liquidation); and (2) GLG Global Aggressive Fund to the extent that the performance fee at the investing fund level exceeds the performance fee at the investee fund level; and

•	administration fees are charged at both the investing and investee fund levels.

Certain GLG Funds employ leverage to enable them to invest additional amounts over and above their share capital and thereby enhance equity returns. Leverage will vary with the exact composition of the fund portfolio. Leverage is provided by prime brokers and counterparties. Additionally, funds may be leveraged through the use of products such as options, futures and other derivatives.

Each of the GLG Funds is structured as a limited liability company, incorporated in the Cayman Islands, Ireland or Luxembourg. In general, the Cayman Islands are preferred for alternative strategy funds of non-U.S. investors, given the flexibility available to alternative strategy funds in this jurisdiction. A limited number of our alternative strategy funds are also domiciled in Ireland. Our long-only funds are incorporated in Ireland and utilize investment strategies that comply with the regulations in Ireland and qualify for Undertakings for the Collective Investment of Transferable Securities (“UCITS”) status. These long-only funds also have the ability to use a limited degree of leverage and to use derivative instruments, including synthetic short exposure, in accordance with UCITS III. One of our internal FoHF funds is domiciled in Luxembourg. Each GLG Fund has a board of directors and each board consists of a majority of independent directors. The prospectus for each fund sets out the terms and conditions upon which shareholders invest in the fund. None of the GLG Funds are subject to key man provisions. Thirty-five funds are listed on the Irish Stock Exchange, one fund is listed on the Luxembourg Stock Exchange, one fund is listed on the Cayman Islands Stock Exchange and five funds are unlisted.

Each GLG Fund has appointed a GLG entity as its manager to provide investment management, administration and distribution services to the fund pursuant to a management agreement. The provision of these services is delegated to other GLG Entities and third parties. In particular, investment management is delegated to GLG Partners LP pursuant to an investment management agreement. Because each GLG Fund is structured as a limited liability company whose owners are the investors in the fund, the manager and investment manager generally do not have an ownership interest in the fund and their sole relationship with the fund is contractual. Fund administration, custody and prime brokerage services are delegated to third-party providers pursuant to separate agreements.

The material terms of these agreements relate to the scope of services to be rendered to the fund, liabilities, remuneration and rights of termination under certain circumstances. Under each management agreement, a manager is appointed to, among other things, manage the assets of the relevant GLG Fund, administer the assets of the relevant GLG Fund and distribute the assets of the relevant GLG Fund. The manager delegates each of these functions to third parties. In particular the manager delegates the investment management functions to GLG Partners LP. Under each investment management agreement, the investment manager is responsible for identifying, purchasing, managing and disposing of investments on behalf of the relevant fund in accordance with its statement of investment policy. Each management agreement and investment management agreement is terminable on 30 days’ written notice by either party and provides that in the absence of negligence, willful default, fraud or bad faith, the manager and its agents will not be liable for any loss or damage arising out of the performance of their obligations under the agreement.

We do not hold any investments in the GLG Funds, other than a de minimis amount of subscriber and management shares and $95.6 million, representing the unvested portion of the cash proceeds of the Acquisition allocable to participants in the equity participation plan, which were invested in the GLG Funds. The subscriber and management shares are for a fixed notional amount and do not have an entitlement to participate in movements in net asset value, nor do they generate any income for us. As a result, we do not receive any income by reason of investment on our own account in the GLG Funds.

Neither the Principals nor their affiliates have any investment management operations or businesses that are separate from us. All of the assets managed by us are owned by our clients and are therefore separate from us. We do have discretion over the management of these assets.

Clients and Marketing

We have a team of 13 marketing professionals which is split into geographical regions. Our marketing effort has historically been geographically focused, with Europe accounting for the majority of marketing activity, and is built on a number of complementary and diverse distribution channels:

•	marketing to high and ultra-high net worth individuals and families through a combination of existing client referrals, marketer-led relationships and banks; and

•	marketing to institutional investors, including funds of funds, alternative asset management divisions of banks, pension funds, insurance companies and investment platforms, through a combination of the capital introduction groups of leading prime brokers, financial intermediaries, marketer-led relationships and banks.

In addition to the standard tasks of reporting performance and alerting clients to new fund and product launches, our marketing personnel offer broader investment advice, including assistance with overall portfolio planning, which, in some cases, may include non-GLG investment products. Although we have historically focused on Europe, we are committing resources to expanding into under-penetrated markets like the United States, the Middle East and Asia.

We also have a 31 member dedicated client service and marketing support team that facilitates investment transactions and provides analysis and reporting to clients.

Product Development

We have developed over 40 new investment products over the last ten years, including the recently launched GLG Emerging Equity Fund, GLG Emerging Currency and Fixed Income Fund and the GLG Global Mining Fund. We have several other fund products in the development pipeline for 2008. Consistent innovation and product development has stemmed from our close relationship to our client base, our investment team’s skill and market knowledge and also our responsiveness to client and market demands. The following chart shows the historical development of current GLG Funds:

We are focused on further developing our multi-strategy approach and diversified product offerings. We have continued to emphasize the importance of innovation and responsiveness to client and market demands. We believe that the close and long-term relationships that we enjoy with our clients are a key source of market research helping to drive development of successful products. Since 2005, the process of product development has been more fully formalized and is now coordinated through our non-investment manager Co-Chief Executive Officer.

Idea Generation.  Product development is driven by discussions with clients, internal research, internal analysis of market trends and competitor offerings. Product development is sometimes initiated through sector-focused research from investment analysts.

Feasibility Testing.  New products are initially vetted for feasibility to confirm our ability to support the new fund or strategy operationally and to highlight mitigating risks and other factors affecting feasibility. Initial due diligence is followed by relevant feasibility checks based on extensive investment experience from investment professionals and client managers.

Product Setup.  Once a new product has undergone review and feasibility testing, the product development team arranges appropriate prime brokerage and counterparty relationships, and coordinates with legal counsel to set up the legal structures of any new funds or products and to develop fund or product prospectuses in conjunction with the marketing team.

Client Management.  Both investment managers and marketing professionals who serve as client relationship managers meet with existing and potential investors about each relevant new product.

Operational Processes and Infrastructure

Investment Management Process

We have a systematic investment approach which combines bottom up analysis with macroeconomic analysis and technical trading, resulting in an emphasis on both the qualitative and quantitative assessment of investment opportunities. We look at all instruments across the capital structure, from equity to subordinated loans. With extensive coordination between analysts and traders, investment ideas are scrutinized and validated at multiple stages. Our organizational structure facilitates the sharing of ideas between equity, credit and emerging markets specialists. Similarly, industry teams work across regions to develop global views and relative values strategies between investments located in different geographical areas.

Analysts.  Our sector and general analysts utilize their industry expertise to generate and analyze ideas for long and short investments by meeting with corporate management and performing original analytical work. Our strong relationships in the brokerage community provide analysts with significant access to third-party and industry expertise.

Traders.  Our traders confirm the short-term validity of fundamental analysis and optimize the best entry and exit points for trading ideas. Our strong relationships in the brokerage community provide traders with best execution and liquidity across asset classes.

Investment Managers.  Our investment managers integrate recommendations from analysts and traders, taking into account the macroeconomic environment, portfolio construction and relevant strategies. They also manage risk and ensure that capital is adequately used.

Throughout this process, we utilize an extensive risk management process, as described in the following paragraphs.

Portfolio Risk Management

Effective risk management is central to the operation of our business. We use both quantitative and qualitative assessments in an effort to offer high annual returns combined with a low level of return volatility. Risk management helps manage volatility and avoid positions that could lead to excessive losses.

Positions in the GLG Funds are actively managed, allowing for timely reallocation in response to changes in economic, business or market conditions. Investment professionals are typically authorized to trade fixed amounts of capital subject to various constraints and limitations including but not limited to value-at-risk, trading losses and position concentrations.

Our Risk Committee, which includes the non-investment manager Co-Chief Executive Officer, oversees the risk management function for the GLG Funds and managed accounts. The Risk Committee is responsible for setting and ensuring adherence to risk limits, directing the development of risk management infrastructure, identifying risks to the GLG Funds and managed accounts, allocating capital, and developing fund-level hedging strategies. The Risk Committee has four members with substantial investment and risk management experience.

Risk management personnel provide daily risk reporting across the GLG Funds and managed accounts, develop risk management infrastructure, and monitor the risk and performance of individual investment professionals within the business. We use both third-party commercial risk management software and proprietary systems to analyze and monitor risk in the GLG Funds and managed accounts. Daily risk reports measure exposures, expected volatility, value at risk (typically using a 98% confidence level, over a one day horizon), and liquidity. These reports also include stress tests based on historical and hypothetical scenarios, measures of aggregate exposures and sensitivities, and measures of credit risk and attributes of risk by region, country, asset class and investment professional. Additional reports analyze individual liquidity exposures and idiosyncratic or specific risks relevant to individual positions or groups of trades. Customized risk reports are also prepared and distributed to both the Risk Committee and individual investment managers.

General Operational and Legal Risk Management

We believe that we have adopted an approach to minimizing operational risk that is robust and systematic. This approach to operational excellence is a high-level differentiator that enables us to continue serving the most demanding private and institutional clients.

We have separate finance, operations, middle office, risk management, technology, human resources and client support functions run by seasoned industry professionals who report directly to our Chief Financial Officer. The business has separate legal and compliance and internal audit functions.

The Systems and Controls Committee, which includes the non-investment manager Co-Chief Executive Officer, the Chief Financial Officer, the Senior Legal Counsel and the Compliance Officer, meets monthly to consider operational management of our business, with focus on controls, legal and regulatory matters and any other related issues.

Systems

We have developed a strong information technology department of 56 experienced staff in addition to outside contractors. The department is split into infrastructure, support and development groups. We believe the strength of our specialized in-house development group, including a dedicated quantitative development team, is a significant competitive advantage. We operate a number of key proprietary and external systems. We have focused on maintaining the scalability of our systems platform and have an ongoing review process to ensure the systems can support planned growth in both assets and trading volume. Security and resiliency have been the highest priorities in the network design. We operate data centers both at our main offices and at off-site locations. We have appointed a managed service provider that provides 24 hour/7 day support through a dedicated link from our network operations center.

In the event of an emergency affecting our London office, or London in general, that results in either access being denied to or the total loss of our London office, we will implement our disaster recovery plan to assist in the smooth transition to a temporary workplace to minimize disruption. Under this plan, our incident management, business management and business continuity teams will coordinate with each other to assess the nature of a disaster, implement an immediate plan and work together during the recovery process to mitigate the loss to our business. If our London office will not be available for some time, we have established the use of a disaster recovery site with office space available for key personnel and remote access to critical business information.

Regulation

As a publicly traded company in the United States, we are subject to the U.S. federal securities laws and regulation by the U.S. Securities and Exchange Commission, or the SEC. GLG Partners LP is authorized and regulated in the United Kingdom by the Financial Services Authority (the “FSA”). GLG Partners LP has a relationship management team at the FSA with whom it has a regular dialog. Other regulators supervising specific GLG entities and funds include the Irish Financial Services Regulatory Authority (the “IFSRA”), the Cayman Islands Monetary Authority (“CIMA”) and the Commission de Surveillance du Secteur Financier in Luxembourg. Certain of the GLG Funds are also listed on the Irish Stock Exchange, the Luxembourg Stock Exchange or the Cayman Islands Stock Exchange. The activities of GLG Inc. are regulated by the SEC following its registration as a U.S. investment adviser as of January 17, 2008.

Compliance and Internal Audit

We have made a significant investment in the infrastructure supporting controls and compliance. Our management believes that it is important to instill a culture of compliance throughout our organization. The primary functions of our compliance and internal audit team are to provide assurance to our senior management team through the implementation of a risk-based monitoring program and internal audit plan. This team also advises, educates and supports our business. The compliance and internal audit functions are performed by a dedicated team of four professionals reporting to the Compliance Officer and through him to the Co-Chief Executive Officers.

Regulatory Framework in the United Kingdom

Authorization by the FSA.  The current U.K. regulatory regime is based upon the Financial Services and Markets Act 2000 (the “FSMA”), together with secondary legislation and other rules made under the FSMA. Under section 19 of the FSMA, it is an offense for any person to carry on “regulated activities” in the United Kingdom unless it is an authorized person or otherwise exempt from the need to be authorized. The various “regulated activities” are set out in the Financial Services and Markets Act 2000 (Regulated Activities) Order 2001 (as amended) (the “RAO”). They include, among other things: advising on investments; arranging deals in investments; dealing in investments as agent; managing investments (i.e., portfolio management) and the safeguarding and administration of assets (including the arranging of such safeguarding and administration).

Before authorizing a firm to carry on regulated activities, the FSA must be satisfied that it meets (and will continue to meet) a number of “threshold conditions” set out in the FSMA. For example, firms must have adequate financial resources, not have “close links” of a nature that would impede the FSA’s supervision of the firm and generally satisfy the FSA that they are “fit and proper” to be authorized.

FSA Handbook.  We are subject to certain rules set out in the FSA Handbook, which also provides guidance on the application and interpretation of these rules. In particular, we must comply with certain conduct of business standards relating to, among other things, the advertising and marketing of financial products, treating customers fairly, advising on and selling investments, and managing conflicts of interest.

The FSA Handbook also contains rules governing our senior management arrangements, systems and controls. In particular, these require the appointment of one or more members of senior management to take responsibility for: (1) the apportionment of significant responsibilities among directors and senior managers so that it is clear who has responsibility for the different areas of the firm’s business (allowing for the proper supervision and control of the firm’s activities by its governing body and relevant senior managers); and (2) overseeing the establishment and maintenance of systems and controls which are appropriate to the particular business of the firm. The person with responsibility for these functions, together with any other person who performs a “controlled function” within GLG, is required to be approved by the FSA under its Approved Persons regime. Persons performing a “controlled function” include directors, the compliance officer, the money laundering reporting officer, persons carrying out significant management functions and portfolio managers and marketers.

The FSA has the power to take a wide range of disciplinary actions against regulated firms and any FSA-approved persons, including public censure, the imposition of fines, the variation, suspension or termination of the firm’s authorization or the removal of approved status from individuals.

Principles for businesses.  We are subject to the FSA’s high-level principles which are intended to ensure fairness and integrity in the provision of financial services in the United Kingdom.

In particular, they require a firm to:

•	conduct its business with integrity;

•	conduct its business with due skill, care and diligence;

•	take reasonable care to organize and control its affairs responsibly and effectively, with adequate risk management systems;

•	maintain adequate financial resources;

•	observe proper standards of market conduct;

•	pay due regard to the interests of customers and treat them fairly;

•	pay due regard to the information needs of its clients and communicate information to them in a way which is clear, fair and not misleading;

•	manage conflicts of interest fairly, both between itself and its customers and between a customer and another client;

•	take reasonable care to ensure the suitability of its advice and discretionary decisions for any customer who is entitled to rely upon its judgment;

•	arrange adequate protection for clients’ assets when it is responsible for them; and

•	deal with its regulators in an open and co-operative way, and disclose to the FSA in an appropriate manner anything relating to the firm of which the FSA would reasonably expect notice.

Restrictions on changes of control.  Firms authorized by the FSA are subject to restrictions regarding persons who may act as a “controller” of the firm. Broadly, a “controller” for the purposes of the FSA’s rules means a person who alone or with associates holds (directly or indirectly) 10% or more of the shares or voting rights in a regulated firm or its parent company.

Under FSMA, a person who proposes to become a controller of an FSA-authorized firm, or an existing controller who proposes to increase their interest to 20% or more, 33% or more, or 50% or more must first notify and obtain the approval of the FSA, with the FSA having up to three months to approve any such acquisition. The FSA is permitted to serve a notice of objection to the acquisition of or increase in control and, if it does serve such a notice, is required to specify in the notice its reasons for the objections. Breach of the notification and approval requirements is a criminal offense, although there are rights of appeal against any objection by the FSA.

A person who ceases to be a 10% controller or who reduces an existing interest below the 50%, 33% or 20% level must only provide written notice to the FSA. FSA approval is not required for reduction or cessation of control. Breach of the notification requirements is a criminal offense. Certain notification obligations are also imposed on authorized firms in relation to any changes of control they undergo.

Consumer complaints and compensation.  Rules made by the FSA under FSMA have established a compensation scheme, which provides for limited compensation to be paid to certain categories of customers who suffer losses as a consequence of a regulated firm being unable to meet its liabilities.

A financial ombudsman service has also been set up under the FSMA. This operates independently of the FSA and allows certain categories of customers to escalate complaints about a firm (for example in relation to mis-selling or the provision of a poor service or product by the firm) to the ombudsman.

Regulatory capital.  Regulatory capital requirements form an integral part of the FSA’s prudential supervision of FSA authorized firms. The regulatory capital rules oblige firms to hold a certain amount of capital at all times (taking into account the particular risks to which the firm may be exposed given its business activities), thereby helping to ensure that firms can meet their liabilities as they fall due and safeguarding their (and their counterparties’) financial stability. The FSA also expects firms to take a pro-active approach to monitoring and managing risks, consistent with its high level requirement for firms to have adequate financial resources.

Regulatory capital requirements exist on two levels. The first is a solo requirement aimed at individual authorized entities (with the relevant firm being required to submit periodic reports to demonstrate compliance with the relevant requirement). The second is a consolidated (or group) requirement and relates to a part of or the entire group of which an authorized firm or firms form part. The FSA’s rules in relation to capital requirements were updated in 2007 to implement the recast EU Capital Requirements Directive (“CRD”), which came fully into force in the United Kingdom in January 2008. The CRD, which amended two capital requirements Directives (The Banking Consolidation Directive and the Capital Adequacy Directive), introduced a more risk-sensitive approach to capital adequacy (with a particular emphasis on operational risk).

Money laundering.  The U.K. Money Laundering Regulations 2007 came into force on December 15, 2007. The Regulations, which implement the Third EU Money Laundering Directive, require, broadly speaking, any person who carries on financial services business in the United Kingdom to observe certain administrative procedures and checks (e.g., Know Your Client) designed to minimize the scope for money laundering. Failure to maintain the necessary procedures is a criminal offense. The Proceeds of Crime Act 2002 also contains a number of offenses in relation to money laundering.

Regulatory Framework in the European Union

We have obtained the appropriate European investment services passport rights to provide cross-border services into a number of other members of the European Economic Area, which we refer to as the EEA. This “passport” derives from the pan-European regime established by the EU Markets in Financial Instruments Directive (“MiFID”) which regulates the provision of investment services and activities throughout the EEA.

MiFID provides investment firms which are authorized in any one EEA member state the right to provide investment services on a cross-border basis, or through the establishment of a branch to clients located in other EEA member states (known as “host member states”) on the basis of their home member state authorization without the need for separate authorization by the competent authorities in the relevant host member state. This is known as “passporting”.

MiFID was required to be implemented across the EEA on November 1, 2007. MiFID made substantial and important changes to the way in which investment business is conducted across the EEA. These include, among others, an extension to the scope of the “passport” but also clarification that the conduct of business rules of a host member state are not to apply to a firm providing services within its territory on a cross-border basis (host member state conduct of business rules will apply to branches). We have implemented MiFID and we believe our business is now compliant with the requirements of MiFID.

Regulatory Framework in Ireland

GLG Partners Asset Management Limited (“GPAM”) has been authorized by the IFSRA as a management company under the European Union (Undertakings for Collective Investment in Transferable Securities) Regulations 2003 (as amended) (the “UCITS Regulations”). As a manager authorized by the IFSRA, GPAM is subject to the supervision of the IFSRA. These supervisory requirements include:

•	GPAM must maintain a minimum capital requirement as prescribed by the IFSRA;

•	GPAM may not be replaced as manager of a fund without the approval of the IFSRA;

•	appointments of directors to GPAM require the prior approval of the IFSRA and the IFSRA must be notified immediately of resignations;

•	a minimum of two directors of GPAM must be Irish residents;

•	approval of the IFSRA is required for any change in ownership or in significant shareholdings of GPAM. A significant shareholding is defined as a direct or indirect holding of shares or other interest in a management company which represents 10% or more of the capital or voting rights, or any direct or indirect holding of less than 10% which, in the opinion of the IFSRA, makes it possible to exercise a significant influence over the management company;

•	half-yearly financial and annual audited accounts of GPAM must be filed with the IFSRA. Annual audited accounts of the corporate shareholder(s) of GPAM must also be submitted;

•	GPAM is obliged to satisfy the IFSRA on a continuing basis that it has sufficient management resources to effectively conduct its business; and

•	GPAM is required to consult with the IFSRA prior to engaging in significant new activities.

GLG Partners LP has been approved by the IFSRA to act as promoter and investment manager of Irish authorized collective investment schemes pursuant to the UCITS Notices and the Non-UCITS Notices issued by the IFSRA.

The IFSRA will require that any change in ownership or in significant shareholdings of GLG Partners LP be approved by it. A significant shareholding is as defined above.

As of December 31, 2007, GPAM and GLG Partners LP acted as manager, promoter and investment manager, respectively of the following GLG Funds: GLG Investments plc, GLG Investments III plc, GLG Investments IV plc, GLG Investments V plc, GLG Investments VI plc and GLG Investments VII plc (each, a UCITS fund), GLG Global Convertible Fund plc (a professional investor fund) and GLG Global Opportunity Fund plc (a qualified investor fund).

These GLG Funds are subject to the investment restrictions imposed by the IFSRA in respect of UCITS or non-UCITS funds as appropriate and as set out in the prospectus for the relevant fund. GPAM and GLG Partners LP are required to observe the terms of the prospectus in carrying out their duties.

The failure by the IFSRA to approve a change in control of GPAM and/or GLG Partners LP could result in the authorization of the above GLG Funds being withdrawn if it is not possible to appoint alternative promoters, managers and investment managers.

In addition to the GLG Funds which are listed on the Irish Stock Exchange, a large number of Cayman domiciled GLG Funds are also listed on the Irish Stock Exchange. A failure to comply with the Listing Rules for Investment Funds as set down by the Irish Stock Exchange may result in delisting from the Irish Stock Exchange.

Regulatory Framework in Luxembourg

GLG Partners LP is the promoter, investment manager and principal sales agent of the GLG Multi-Strategy Fund SICAV, a regulated investment company with variable capital domiciled in Luxembourg and listed on the Luxembourg Stock Exchange. GLG Partners LP has been approved by the Commission de Surveillance du Secteur Financier as promoter of Luxembourg undertakings for collective investment, and as investment manager of the GLG Multi-Strategy Fund SICAV.

Regulatory Framework in the Cayman Islands

CIMA regulates GLG Partners (Cayman) Limited (“GPCL”) in connection with its provision of mutual fund administration services to the GLG Funds incorporated in the Cayman Islands. GPCL is the holder of an unrestricted mutual fund administrator’s license issued by CIMA pursuant to the Mutual Funds Law (as amended) of the Cayman Islands (the “Mutual Funds Law”).

Each of GPCL, GLG Partners International (Cayman) Limited and GLG Partners Services LP is registered with CIMA as an excluded person pursuant to the Securities Investment Business Law (as amended) of the Cayman Islands (the “SIB Law”) in connection with their respective provision of services constituting “securities investment business” to various GLG Funds. None of these entities is regulated by CIMA in connection with its provision of services constituting “securities investment business”.

All but one of the GLG Funds which are incorporated in the Cayman Islands are registered as mutual funds with, and are regulated by, CIMA in terms of the Mutual Funds Law. The majority of the Cayman Islands domiciled funds are listed on the Irish Stock Exchange, one is listed on the Cayman Islands Stock Exchange and thirteen are currently unlisted. None of these GLG Funds is required to be licensed or employ a licensed mutual fund administrator (although GPCL is so licensed) since the minimum aggregate investment purchasable by a prospective investor in each of such GLG Funds is equal to or exceeds either (a) in relation to those GLG Funds which were registered with CIMA prior to November 14, 2006, $50,000 or (b) in relation to those GLG Funds which have been registered with CIMA since November 14, 2006, $100,000 or its equivalent in any other currency. As regulated mutual funds, the GLG Funds which are incorporated in the Cayman Islands are subject to supervision by CIMA. Such funds must file their offering documents and details of any changes that materially affect any information in such documents with CIMA. They must also file annually with CIMA accounts approved by an approved auditor, together with a return containing particulars specified by CIMA, within six months of their financial year end or within such extension of that period as CIMA may allow.

The Mutual Funds Law provides that a licensed mutual fund administrator such as GPCL may not issue shares and that a person owning or having an interest in shares or the transfer of shares in such licensed mutual fund administrator may not transfer or otherwise dispose of or deal in those shares or that interest, unless CIMA has given its approval to the issue, transfer, disposal or dealing, as the case may be, and any conditions of the approval are complied with. This restriction applies to all levels of ownership in a licensed mutual fund administrator, including the ultimate parent, and therefore, unless the waiver described below is obtained and maintained, may have a potential impact on the trading of our shares.

The Mutual Funds Law provides that CIMA may, in respect of a licensed mutual fund administrator or its ultimate parent whose shares are publicly traded on a stock exchange recognized by CIMA (including the New York Stock Exchange), waive the obligation to obtain such approval, subject to certain conditions. We applied for and obtained such waiver from CIMA in relation to GPCL and trading in shares of the ultimate parent listed on the New York Stock Exchange. The waiver is subject to a condition that GPCL, as a licensed mutual fund administrator, will, as soon as reasonably practicable, notify CIMA of:

•	any change in control of GPCL;

•	the acquisition by any person or group of persons of shares representing more than 10% of the issued share capital or total voting rights of GPCL; or

•	the acquisition by any person or group of persons of shares representing more than 10% of the issued share capital or total voting rights of the Company, as the ultimate parent of GPCL.

In addition, any waiver is subject to a condition that GPCL will, as soon as reasonably practicable, provide such information to CIMA, and within such period of time, as CIMA may require for the purpose of enabling an assessment as to whether persons acquiring direct or indirect control or ownership of GPCL in the circumstances set out above are fit and proper persons to have such control or ownership.

Regulatory Framework in the United States

In connection with our acquisition of GLG Inc. on January 24, 2008, GLG Inc. became registered as an investment adviser under the Investment Advisers Act in January 2008, and is subject to the jurisdiction of the SEC and the federal securities laws of the United States.

Information regarding GLG Inc. is included as part of the Form ADV I, which is on file with the SEC and publicly available at the SEC’s website, www.sec.gov.

Investment advisers registered with the SEC are subject to many important regulations, including, but not limited to, the following:

•	The requirement that an investment adviser must have a compliance program;

•	The requirement to prepare and file certain reports with the SEC;

•	The requirement to provide clients and prospective clients with written disclosure statements;

•	The requirement to have a code of ethics and to implement certain insider trading detection and prevention procedures;

•	The requirement to maintain certain books and records; and

•	The requirement to seek to obtain best price and execution of clients’ securities transactions.

In addition, registered investment advisers may be examined by the SEC Staff.

Accounts for all U.S. advisory clients of ours are, and will be, managed pursuant to investment management agreements with GLG Inc. GLG Partners LP may, from time to time, make available to GLG Inc. certain personnel to perform investment advisory and related services with respect to the accounts of such U.S. advisory clients.

Pursuant to an Investment Services and Advisory Agreement, effective January 17, 2008, GLG Partners LP appointed GLG Inc. as discretionary investment manager with respect to a portion of the assets of the following GLG Funds which are structured as non-U.S. investment vehicles: GLG Credit Fund, GLG European Long-Short Fund, GLG Event Driven Fund, GLG Global Utilities Fund, GLG Market Neutral Fund, GLG North American Opportunity Fund and GLG Technology Fund.

Certain GLG Funds that are structured as non-U.S. investment vehicles offer shares to U.S. persons. Offerings to US persons are made in private placements in accordance with Rule 506 of Regulation D under the Securities Act of 1933, as amended, or the Securities Act, and in reliance on Section 3(c)(7) of the Investment Company Act of 1940, as amended, or the Investment Company Act. Accordingly, U.S. persons investing in such GLG Funds generally must be “accredited investors” and “qualified purchasers” as defined under U.S. federal securities laws.

  Other

In addition, we are subject to securities and exchange regulations in the jurisdictions in which we trade securities.

Competition

The asset management industry is intensely competitive, and we expect it to remain so. We compete on a regional, industry and niche basis. We face competition in the pursuit of investors for our funds and managed accounts primarily from specialized investment funds, hedge funds and financial institutions. Many of these competitors are substantially larger and may have considerably greater financial, technical and marketing resources than will be available to us, and the number of competitors in our market has increased dramatically since 2000.

We also compete with specialized investment funds, hedge funds, financial institutions, corporate buyers and others in acquiring positions in attractive investment opportunities for the GLG Funds and managed accounts. Several of these competitors have recently raised, or are expected to raise, significant amounts of capital and many of them have similar investment objectives to the GLG Funds and managed accounts, which may create additional competition for investment opportunities. Some of these competitors may also have a lower cost of capital and access to funding sources that are not available to us, which may create competitive disadvantages for us with respect to investment opportunities. In addition, some of these competitors may have higher risk tolerances, different risk assessments or lower return thresholds, which could allow them to consider a wider variety of investments and to bid more aggressively than us for investments that we want to make for the GLG Funds and managed accounts. Lastly, the allocation of increasing amounts of capital to alternative investment strategies by institutional and individual investors could lead to a reduction in the size and duration of pricing inefficiencies that many of our investment funds seek to exploit.

Competition is also intense for the attraction and retention of qualified personnel. Our ability to compete effectively in our business will depend upon our ability to attract new personnel and retain and motivate our existing personnel.

Personnel

Our personnel consist of 349 individuals as of December 31, 2007, including 33 individuals at GLG Inc. in New York. Our institutionalized team-based investment process is driven by 125 investment professionals, including employees of GLG Inc. A key feature of our organizational structure is that approximately one-third of our personnel are directly involved in the process of investment management and revenue generation. By optimizing our administrative functions, we maintain an efficient back- and middle-office operation and, as a result, a reduced cost base.

Available Information

We maintain an Internet website at www.glgpartners.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, along with our annual report to shareholders and other information related to our company, are available free of charge on this site as soon as reasonably practicable after we electronically file or furnish these reports with the SEC. Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K. The inclusion of our Internet website address in this report does not include or incorporate by reference into this report any information on our Internet website.

The certifications of our Co-Chief Executive Officers and our Chief Financial Officer required pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 are included as Exhibits to this Annual Report on Form 10-K. Our Co-Chief Executive Officers certified to the New York Stock Exchange (the “NYSE”) on November 2, 2007 pursuant to Section 303A.12 of the NYSE’s listing standards, that they were not aware of any violation by the Company of the NYSE’s corporate governance listing standards as of that date.

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K contains statements relating to our future results (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 21E of the Exchange Act and are subject to the “safe harbor” created by such sections. Our actual results may differ materially from those projected as a result of certain risks and uncertainties. Our forward-looking statements include, but are not limited to, statements regarding our expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us and speak only as of the date of such statement. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under Item 1A, “Risk Factors” and the following:

•	our financial performance;

•	market conditions for GLG Funds;

•	performance of GLG Funds, the related performance fees and the associated impacts on revenues, net income, cash flows and fund inflows and outflows;

•	the cost of retaining our key investment and other personnel or the loss of such key personnel;

•	risks associated with the expansion of our business in size and geographically;

•	operational risk;

•	litigation and regulatory enforcement risks, including the diversion of management time and attention and the additional costs and demands on our resources; and

•	risks associated with the use of leverage, investment in derivatives, availability of credit, interest rates and currency fluctuations,

as well as other risks and uncertainties, including those set forth herein and those detailed from time to time in our other SEC filings. These forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by law.

Item 1A.	Risk Factors

Our business, financial condition and results of operations can be impacted by a number of risk factors, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results. Any of these risks could materially and adversely affect our business, financial condition and results of operations, which in turn could materially and adversely affect the price of our common stock or other securities.

Risks Related to Our Business

Difficult market conditions may adversely affect our business in many ways, each of which could materially reduce our revenue and cash flow and adversely affect our business, results of operations or financial condition.

Our business is materially affected by conditions in the global financial markets and economic conditions throughout the world that are outside our control, such as interest rates, availability of credit, inflation rates, economic uncertainty, changes in laws (including laws relating to taxation), trade barriers, commodity prices, currency exchange rates and controls and national and international political circumstances (including wars, terrorist acts or security operations). These factors may affect the level and volatility of securities prices and the liquidity and the value of investments, and we may not be able to or may choose not to manage our exposure to these market conditions. Our profitability may also be adversely affected by fixed costs and the possibility that we would be unable to scale back other costs within a time frame sufficient to match any decreases in revenue relating to changes in market and economic conditions.

A general market downturn, or a specific market dislocation, may result in lower net inflows and lower returns for the GLG Funds, which would adversely affect our revenues. Furthermore, such conditions would also increase the risk of default with respect to investments held by the GLG Funds that have significant debt investments.

Our revenue, net income and cash flow are dependent upon performance fees, which may make it difficult for us to achieve steady earnings growth on a semi-annual basis.

Our revenue, net income and cash flow are all highly variable, primarily due to the fact that performance fees can vary significantly from period to period, in part, because performance fees are recognized as revenue only when contractually payable, or “crystallized”, from the GLG Funds and managed accounts to which they relate, generally on June 30 and December 31 of each year for the majority of the GLG Funds. Although we have historically had low inter-group correlations across asset classes, we may also experience fluctuations in our results from period to period due to a number of other factors, including changes in the values of the GLG Funds’ investments, changes in the amount of distributions, dividends or interest paid in respect of investments, changes in our operating expenses, the degree to which we encounter competition and general economic and market conditions. Such variability may lead to volatility in the trading price of our common stock and cause our results for a particular period not to be indicative of our performance in a future period. It may be difficult for us to achieve steady growth in net income and cash flow on a semi-annual basis, which could in turn lead to large adverse movements in the price of our common stock or increased volatility in our stock price generally.

The GLG Funds have “high water marks”, whereby performance fees are earned by us only to the extent that the net asset value of a GLG Fund at the end of a semi-annual period exceeds the highest net asset value on the last date on which a performance fee was earned. Certain of the GLG Funds also have LIBOR hurdles whereby performance fees are not earned during a particular period until the returns of such funds surpass the LIBOR rate. The performance fees we earn are therefore dependent on the net asset value of the GLG Funds, which could lead to significant volatility in our semi-annual results. Because our revenue, net income and cash flow can be highly variable from period to period, we plan not to provide any guidance regarding our expected semi-annual and annual operating results. The lack of guidance may affect the expectations of public market analysts and could cause increased volatility in our stock price.

Fluctuations in currency exchange rates could materially affect our business, results of operations and financial condition.

We use U.S. dollars as our reporting currency. Our clients invest in GLG Funds and managed accounts in different currencies, including Pounds Sterling and Euros. In addition, GLG Funds and managed accounts hold investments denominated in many foreign currencies. To the extent that our fee revenues are based on AUM denominated in such foreign currencies, our reported fee revenues may be significantly affected by the exchange rate of the U.S. dollar against these currencies. Typically, an increase in the exchange rate between U.S. dollars and these currencies will reduce the impact of revenues denominated in these currencies in our financial statements. For example, management fee revenues derived from each Euro of AUM denominated in Euros will decline in U.S. dollar terms if the value of the U.S. dollar appreciates against the Euro. In addition, the calculation of the amount of our AUM is effected by exchange rate movements as AUM denominated in currencies other than the U.S. dollar are converted to U.S. dollars. We also incur a significant portion of our expenditures in currencies other than U.S. dollars. As a result, our business is subject to the effects of exchange rate fluctuations with respect to any currency conversions and our ability to hedge these risks and the cost of such hedging or our decision not to hedge could impact the performance of the GLG Funds and our business, results of operations and financial condition.

Periods of underperformance could lead to disproportionate redemptions in the GLG Funds or a decline in the rate at which we acquire additional AUM.

If the GLG Funds underperform, existing clients may decide to reduce or redeem or sell their investments or transfer asset management responsibility to other asset managers and we may be unable to obtain new asset management business. Poor performance relative to other asset management firms may result in reduced purchases of fund shares or units and increased sales or redemptions of fund shares or units. As a result, investment underperformance could have a material adverse effect on our business, results of operations or financial condition. Such underperformance would also likely lead to a decrease in our revenue and operating income.

In order to retain our investment professionals during periods of poor performance, we may have to pay our investment professionals a significant amount, even if we earn low or no performance fees, which could have an adverse impact on our business, results of operations or financial condition.

Competition for investment professionals in the alternative asset management industry is intense. We have set compensation at levels that we believe are competitive against compensation offered by other alternative asset managers and leading investment banks against whom we compete for senior management and other key personnel, principally those located in London, while taking into account the performance of the GLG Funds and managed accounts. We believe these forms of remuneration are important to align the interests of our senior management and key personnel with those of investors in the GLG Funds. However, even if we earn low or no performance fees, we may be required to pay significant compensation and limited partner profit share to retain our key personnel. In these circumstances, these amounts may represent a greater percentage of our revenues than they have historically.

Investors in the GLG Funds can generally redeem investments with only short periods of notice.

Investors in the GLG Funds may generally redeem their investments in those funds with only short periods of notice. Investors may reduce the aggregate amount of their investment in such funds, or transfer their investment to other funds with different fee rate arrangements, for any number of reasons, including investment performance, changes in prevailing interest rates and financial market performance, or for no reason. If interest rates are rising and/or stock markets are declining, the pace of fund redemptions could accelerate. Redemptions of investments in the GLG Funds could also take place more quickly than assets may be sold on account of those funds to meet the price of such redemptions, which could result in the relevant funds and/or our being in breach of applicable legal, regulatory and contractual requirements in relation to such redemptions, resulting in possible regulatory and stockholder actions against us and/or the GLG Funds. Any such action could potentially cause further redemptions and/or make it more difficult to attract new investors. The redemption of investments in the GLG Funds could adversely affect our revenues, which are substantially dependent upon the AUM in the GLG Funds. If redemptions of investments in funds cause our revenues to decline, they could have a material adverse effect on our business, results of operations or financial condition.

We are dependent on the continued services of our Principals and other key personnel. The loss of key personnel could have a material adverse effect on us.

Our Principals and other key personnel have contributed to the growth and success of our business. We are dependent on the continued services of Messrs. Gottesman, Roman and Lagrange and other key personnel for our future success. The loss of any Principal or other key personnel may have a significant effect on our business, results of operations or financial condition.

The market for experienced asset management professionals is extremely competitive and is increasingly characterized by frequent movement of employees among firms. Due to the competitive market for asset management professionals and the success achieved by some of our key personnel, the costs to attract and retain key personnel are significant and will likely increase over time. In particular, if we lose any of our Principals or other key personnel, there is a risk that we may also experience outflows from AUM or fail to obtain new business. As a result, the inability to attract or retain the necessary highly skilled key personnel could have a material adverse effect on our business, results of operations or financial condition.

The cost of compliance with international employment, labor, benefits and tax regulations may adversely increase our costs, affect our revenue and impede our ability to expand internationally.

Since we operate our business internationally, we are subject to many different employment, labor, benefit and tax laws in each country in which we operate, including laws and regulations affecting employment practices and our relations with the Principals and some of our key personnel who participate in the limited partner profit share arrangement. If we are required to comply with new regulations or new or different interpretations of existing regulations, or if we are unable to comply with these regulations or interpretations, our business could be adversely affected, or the cost of compliance may make it difficult to expand into new international markets, or we may be liable for additional costs, such as social security or social insurance, which may be substantial. Additionally, our competitiveness in international markets may be adversely affected by regulations requiring, among other things, the awarding of contracts to local contractors, the employment of local citizens and/or the purchase of services from local businesses or that favor or require local ownership.

We have experienced rapid growth, which may be difficult to sustain and which may place significant demands on our administrative, operational and financial resources.

As of December 31, 2007, our gross AUM were approximately $29.1 billion, up from approximately $4.4 billion as of December 31, 2002, representing a CAGR of 46%. As of December 31, 2007, our net AUM were approximately $24.6 billion, up from approximately $3.8 billion as of December 31, 2002, representing a CAGR of 45%. This rapid growth has caused, and, if it continues, will continue to cause, significant demands on our legal, accounting, technology and operational infrastructure, and increased expenses. The complexity of these demands, and the expense required to address them, is a function not simply of the amount by which our AUM have grown, but of significant differences in the investing strategies of our different funds. In addition, we are required to continuously develop our systems and infrastructure in response to the increasing sophistication of the investment management market and legal, accounting and regulatory developments. Our future growth depends, among other things, on our ability to maintain an operating platform and management system sufficient to address our growth and requires us to incur significant additional expenses and commit additional senior management and operational resources. As a result, we face significant challenges:

•	in maintaining adequate financial and business controls;

•	in implementing new or updated information and financial systems and procedures; and

•	in training, managing and appropriately sizing our work force and other components of our business on a timely and cost-effective basis.

There can be no assurance that we will be able to manage our expanding operations effectively or that we will be able to continue to grow, and any failure to do so could adversely affect our ability to generate revenue and control our expenses.

There can be no assurance that our expansion into the United States or other markets will be successful.

While we are currently in the process of developing distribution capability in the United States, the Middle East and Asia, expanding our operations into the United States or other markets will be difficult due to a number of factors, including the fact that several of these markets are well-developed, with established competitors and different regulatory regimes. Our failure to continue to grow our revenues (whether or not as a result of a failure to increase AUM), expand our business or control our cost base could have a material adverse effect on our business, results of operations or financial condition.

Damage to our reputation, including as a result of personnel misconduct, failure to manage inside information or fraud, could have a material adverse effect on our business.

Our reputation is one of our most important assets. Our relationships with individual and institutional investors and other significant market participants are very important to our business. Any deterioration in our reputation held by one or more of these market participants could lead to a loss of business or a failure to win new fund mandates. For example, we are exposed to the risk that litigation, regulatory action, misconduct, operational failures, negative publicity or press speculation, whether or not valid, could harm our reputation. Factors that could adversely affect our reputation include but are not limited to:

•	fraud, misconduct or improper practice by any of our personnel, including failure to comply with applicable regulations or non-adherence by a portfolio manager to the investment guidelines applicable to each GLG Fund. Such actions can be particularly detrimental in the provision of financial services and could involve, for example, fraudulent transactions entered into for a client’s account, diversion of funds, the intentional or inadvertent release of confidential information or failure to follow internal procedures. Such actions could expose us to financial losses resulting from the need to reimburse customers or other business partners or as a result of fines or other regulatory sanctions, and may significantly damage our reputation;

•	failure to manage inside information. We frequently trade in multiple securities of the same issuer. In the course of transactions involving these securities, we may receive inside information in relation to certain issuers. If we do not sufficiently control the use of this inside information or any other inside information we receive, we and/or our employees could be subject to investigation and criminal or civil liability; and

•	failure to manage conflicts of interest. As we have expanded the scope of our business and client base, we have been increasingly exposed to potential conflicts of interest. If we fail, or appear to fail, to deal appropriately with conflicts of interest, we could face significant damage to our reputation, litigation or regulatory proceedings or penalties.

Damage to our reputation as a result of these or other factors could have a material adverse effect on our business, results of operations or financial condition.

Operational risks may disrupt our business, result in losses or limit our growth.

We rely heavily on our financial, accounting and other data processing systems. If any of these systems do not operate properly or are disabled, we could suffer financial loss, a disruption of our business, liability to the GLG Funds, regulatory intervention or reputational damage.

In addition, we operate in a business that is highly dependent on information systems and technology. Our information systems and technology may not continue to be able to accommodate our growth, and the cost of maintaining such systems may increase from its current level. Such a failure to accommodate growth, or an increase in costs related to such information systems, could have a material adverse effect on us.

Furthermore, we depend on our office in London, where most of our personnel are located, for the continued operation of our business. A disaster or a disruption in the infrastructure that supports our business, including a disruption involving electronic communications or other services used by us or third parties with whom we conduct our business, or directly affecting our London office, could have a material adverse impact on our ability to continue to operate our business without interruption. Our disaster recovery programs may not be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for our losses, if at all.

Through outsourcing arrangements, we and the GLG Funds rely on third-party administrators and other providers of middle-and back-office support and development functions, such as prime brokers, custodians, market data providers and certain risk system, portfolio and management and telecommunications system providers. Any interruption in our ability to rely on the services of these third parties or deterioration in their performance could impair the quality (including the timing) of our services. Furthermore, if the contracts with any of these third-party providers are terminated, we may not find alternative outsource service providers on a timely basis or on equivalent terms. The occurrence of any of these events could have a material adverse effect on our business, results of operations or financial condition.

Our business may suffer as a result of loss of business from key private and institutional investors.

We generate a significant proportion of our revenue from a small number of our top clients. As of December 31, 2007, the assets of our top individual client accounted for approximately 5% of our net AUM. As of December 31, 2007, our largest institutional investor account represented approximately 4% of our net AUM, with the top five accounts collectively contributing approximately 17% of our net AUM. The loss of all or a substantial portion of the business provided by one or more of these clients would have a material impact on the income we derive from management and performance fees and consequently have a material adverse effect on our business, results of operations or financial condition.

We may be subject to regulatory investigation or enforcement action or a change in regulation in the jurisdictions in which we operate.

Our business is subject to regulation by various regulatory authorities that are charged with protecting the interests of our customers. The activities of certain GLG entities are regulated primarily by the FSA in the United Kingdom and are also subject to regulation in the various other jurisdictions in which it operates, including the IFSRA, the CIMA and the Commission de Surveillance du Secteur Financier in Luxembourg. The activities of GLG Inc. are regulated by the SEC following its registration as a U.S. investment adviser in January 2008. In addition, the GLG Funds are subject to regulation in the jurisdictions in which they are organized. These and other regulators in these jurisdictions have broad regulatory powers dealing with all aspects of financial services including, among other things, the authority to make inquiries of companies regarding compliance with applicable regulations, to grant — and in specific circumstances to vary or cancel — permits and to regulate marketing and sales practices, advertising and the maintenance of adequate financial resources. We are also subject to applicable anti-money laundering regulations and net capital requirements in the jurisdictions in which we operate.

In addition, the regulatory environment in which we operate frequently changes and has seen significant increased regulation in recent years. We may be materially adversely affected as a result of new or revised legislation or regulations or by changes in the interpretation or enforcement of existing laws and regulations.

As a result of regulatory actions, increased litigation in the financial services industry or other reasons, we could be subject to civil liability, criminal liability or sanctions (including revocation of the licenses of our employees or limited partners), censures fines, or temporary suspension or permanent bar from conducting business. Regulatory proceedings could also result in adverse publicity or negative perceptions regarding our business and divert management’s attention from the day-to-day management of our business. Any regulatory investigations, proceedings, consequent liabilities or sanctions could have a material adverse effect on our business, results of operations or financial condition.

We are subject to substantial litigation and regulatory enforcement risks, and we may face significant liabilities and damage to our professional reputation as a result of litigation allegations or regulatory investigations and the attendant negative publicity.

The investment decisions we make in our asset management business subject us to the risk of regulatory investigations and enforcement actions in connection with our investment activities, as well as third-party litigation arising from investor dissatisfaction with the performance of those investment funds and a variety of other litigation claims. In general, we are exposed to risk of litigation by GLG Fund investors if a GLG Fund suffers losses resulting from the negligence, willful default, bad faith or fraud of the manager or the service providers to whom the manager has delegated responsibility for the performance of its duties. We have in the past been, and we may in the future be, the subject of investigations and enforcement actions by regulatory authorities resulting in fines and other penalties, which may be harmful to our reputation, as well as our business, results of operations or financial condition.

For example, on February 28, 2006, the FSA found that we had committed market abuse and failed to observe proper standards of market conduct in relation to a convertible bond issued by Sumitomo Mitsui Financial Group in 2003. This finding was based solely on the conduct of Philippe Jabre, a former Managing Director who resigned from GLG in early 2006. The FSA imposed £750,000 fines on both Mr. Jabre and us.

On November 23, 2006, the Autorité des Marchés Financiers (“AMF”), the French securities regulator, imposed a fine of €1.2 million ($1.6 million) against us in connection with our trading in the shares of Alcatel S.A. (“Alcatel”) based on confidential information prior to a December 12, 2002 issuance of Alcatel convertible securities. The fine has been paid.

On May 29, 2007, we agreed to pay a civil penalty of $500,000 and disgorgement and interest of approximately $2.7 million to settle enforcement and civil actions brought by the SEC for illegal short selling. We did not admit or deny the findings, but consented to the SEC order finding that we violated Rule 105 of Regulation M under the Exchange Act in connection with 14 public offerings and a final judgment in the civil action in the United States District Court for the District of Columbia.

On June 21, 2007, the AMF imposed a fine of €1.5 million ($2.0 million) against us in connection with our trading in the shares of Vivendi Universal S.A. (“Vivendi”) based on confidential information prior to a November 14, 2002 issuance of Vivendi notes which are mandatorily redeemable for Vivendi convertible securities. We have appealed this decision.

On January 25, 2008, the AMF notified us of proceedings relating to GLG’s trading in the shares of Infogrames Entertainment (“Infogrames”) on February 8 and 9, 2006, prior to the issuance by Infogrames on February 9, 2006 of a press release announcing poor financial results. The AMF’s decision to initiate an investigation into GLG’s trades in Infogrames was based on a November 19, 2007 report prepared by the AMF’s Department of Market Investigation and Supervision (the “Infogrames Report”). According to the Infogrames Report, the trades challenged by the AMF generated an unrealized capital gain for GLG as of the opening on February 10, 2006 of €179,000. The AMF investigation of us relates solely to the conduct of a former employee; however, we were named as the respondent. If sustained, the charge against us could give rise to an administrative fine under French securities laws.

In addition, we are exposed to risks of litigation or investigation relating to transactions which present conflicts of interest that are not properly addressed. In such actions, we would be obligated to bear legal, settlement and other costs (which may be in excess of available insurance coverage). Although we would be indemnified by the GLG Funds, our rights to indemnification may be challenged. If we are required to incur all or a portion of the costs arising out of litigation or investigations as a result of inadequate insurance proceeds or failure to obtain indemnification from the GLG Funds, our results of operations, financial condition and liquidity would be materially adversely affected.

Each of the GLG Funds is structured as a limited liability company, incorporated in the Cayman Islands, Ireland or Luxembourg. The laws of these jurisdictions, particularly with respect to shareholders rights, partner rights and bankruptcy, differ from the laws of the United States and could change, possibly to the detriment of the GLG Funds and us.

We are subject to intense competition and could lose business to our competitors.

The alternative investment management industry is extremely competitive. Competition includes numerous national, regional and local asset management firms and broker-dealers, commercial bank and thrift institutions, and other financial institutions. Many of these organizations offer products and services that are similar to, or compete with, those offered by us and have substantially more personnel and greater financial resources than we do. Our key areas for competition include historical investment performance, our ability to source investment opportunities, our ability to attract and retain the best investment professionals, quality of service, the level of fees generated or earned by our managers and our investment managers’ stated investment strategy. We also compete for investment assets with banks, insurance companies and investment companies. Our ability to compete may be adversely affected if we underperform in comparison to relevant benchmarks or peer groups.

The competitive market environment may result in increased pressure on revenue margins (e.g., by the provision of management fee rebates). Our profit margins and earnings are dependent in part on our ability to maintain current fee levels for the products and services that we offer. Competition within the alternative asset management industry could lead to pressure on us to reduce the fees that we charge our clients for products and services. A failure to compete effectively in this environment may result in the loss of existing clients and business, and of opportunities to capture new business, each of which could have a material adverse effect on our business, results of operations or financial condition.

Certain of our investment management and advisory agreements are subject to termination on short notice.

Institutional and individual clients, and firms and agencies with which we have strategic alliances, can terminate their relationships with us for various reasons, including unsatisfactory investment performance, interest rate changes and financial market performance. Termination of these relationships could have a material adverse effect on our business, results of operations and financial condition. Each of the GLG Funds has appointed either GPCL (in the case of Cayman Islands funds and the Luxembourg fund) or GPAM (in the case of the Irish funds) as the manager under the terms of a management agreement, which is terminable on 30 days’ written notice by either party (i.e., the fund or the manager). The articles of association of each GLG Fund provide that the fund cannot terminate the management agreement unless holders of not less than 50% of the outstanding issued share capital have previously voted in favor of the termination at a general meeting of the fund. For each GLG Fund, the manager has appointed GLG Partners LP as investment manager under the terms of an investment management agreement, which is terminable on 30 days’ written notice by either party (i.e., the manager or the investment manager).

The historical returns attributable to the GLG Funds may not be indicative of our future results or of any returns expected on an investment in our common stock.

The historical and potential future returns of the GLG Funds are not directly linked to returns on our capital. Therefore, you should not conclude that continued positive performance of the GLG Funds will necessarily result in positive returns on an investment in our common stock. However, poor performance of the GLG Funds would cause a decline in our revenue from such funds, and would therefore have a negative effect on our performance and in all likelihood the returns on an investment in our common stock.

Our insurance arrangements may not be adequate to protect us.

Our business entails the risk of liability related to litigation from clients or third-party vendors and actions taken by regulatory agencies. There can be no assurance that a claim or claims will be covered by insurance or, if covered, will not exceed the limits of available insurance coverage, or that any insurer will remain solvent and will meet its obligations to provide us with coverage or that insurance coverage will continue to be available with sufficient limits at a reasonable cost. Renewals of insurance policies may expose us to additional costs through higher premiums or the assumption of higher deductibles or co-insurance liability. The future costs of maintaining insurance or meeting liabilities not covered by insurance could have a material adverse effect on our business, results of operations or financial condition.

We use substantial amounts of leverage to finance our business, which exposes us to substantial risks.

We have used a significant amount of borrowings to finance our business operations as a public company, including for the provision of working capital, warrant and share repurchases, making minimum tax distributions and limited partner profit share distributions, acquisition financing and general business purposes. This exposes us to the typical risks associated with the use of substantial leverage, including those discussed below under “— Risks Related to the GLG Funds — There are risks associated with the GLG Funds’ use of leverage.” These risks could result in an increase in our borrowing costs and could otherwise adversely affect our business in a material way. In addition, when our credit facilities expire, we will need to negotiate new credit facilities with our existing lender, replace them by entering into credit facilities with new lenders or find other sources of liquidity, and there is no guarantee that we will be able to do so on attractive terms or at all. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for a further discussion of our liquidity.

An increase in our borrowing costs may adversely affect our earnings and liquidity.

We have borrowed an aggregate of $570.0 million under our revolving credit and term loan facilities. When these facilities become due on November 2, 2012, we will be required to refinance them by entering into new credit facilities or issuing debt securities, which could result in higher borrowing costs, or issuing equity, which would dilute existing stockholders. We could also repay the revolving credit and term loan facilities by using cash on hand or cash from the sale of our assets. No assurance can be given that we will be able to enter into new credit facilities or issue debt or equity securities in the future on attractive terms, or at all, or that we will have sufficient cash on hand to repay the revolving credit and term loan facilities.

The term loans and revolving loans bear interest at a floating rate of LIBOR plus 1.25% per annum for loans based on LIBOR, for the first two fiscal quarters ending after November 2, 2007 (the closing date of the acquisition of GLG), and thereafter at an interest rate based on certain financial ratios applicable to us and our consolidated subsidiaries. As such, the interest expense we incur will vary with changes in the applicable base or LIBOR reference rate. An increase in interest rates would adversely affect the market value of any fixed-rate debt investments and/or subject them to prepayment or extension risk, which may adversely affect our earnings and liquidity.

If we were deemed an “investment company” under the Investment Company Act, applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business.

A person will generally be deemed to be an “investment company” for purposes of the Investment Company Act, if:

•	it is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities; or

•	absent an applicable exemption, it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis.

We believe that we are engaged primarily in the business of providing asset management and financial advisory services and not in the business of investing, reinvesting or trading in securities. We also believe that the primary source of income from our business will be properly characterized as income earned in exchange for the provision of services. We are an asset management and financial advisory firm and do not propose to engage primarily in the business of investing, reinvesting or trading in securities. Accordingly, we do not believe that we are an “orthodox” investment company as defined in Section 3(a)(1)(A) of the Investment Company Act and described in the first bullet point above. Further, we have no material assets other than our equity interests in our subsidiaries, which in turn have no material assets, other than equity interests in other subsidiaries and inter-company debt. We do not believe our equity interests in our subsidiaries or the equity interests of these subsidiaries in our subsidiaries are investment securities. Moreover, because we believe that the subscriber shares in certain GLG Funds are neither securities nor investment securities, we believe that less than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis are comprised of assets that could be considered investment securities. Accordingly, we do not believe that we are an inadvertent investment company by virtue of the 40% test in Section 3(a)(1)(C) of the Investment Company Act as described in the second bullet point above.

The Investment Company Act and the rules thereunder contain detailed parameters for the organization and operation of investment companies. Among other things, the Investment Company Act and the rules thereunder limit prohibit transactions with affiliates, impose limitations on the issuance of debt and equity securities, generally prohibit the issuance of options and impose certain governance requirements. We intend to conduct our operations so that we will not be deemed to be an investment company under the Investment Company Act. If anything were to happen which would cause us to be deemed to be an investment company under the Investment Company Act, requirements imposed by the Investment Company Act, including limitations on our capital structure, ability to transact business with affiliates (including our subsidiaries) and ability to compensate key employees, could make it impractical for us to continue our business as currently conducted, impair the agreements and arrangements between and among us, our subsidiaries and our senior managing directors, or any combination thereof, and materially adversely affect our business, financial condition and results of operations. In addition, we may be required to limit the amount of investments that we make as a principal or otherwise conduct our business in a manner that does not subject us to the registration and other requirements of the Investment Company Act.

Risks Related to the GLG Funds

We currently derive our revenues from management fees and administration fees based on the value of the assets under management in the GLG Funds and the accounts managed by us, and performance fees based on the performance of the GLG Funds and the accounts managed by us. Our stockholders are not investors in the GLG Funds and the accounts managed by us, but rather stockholders of an alternative asset manager. Our revenues could be adversely affected by many factors that could reduce assets under management or negatively impact the performance of the GLG Funds and accounts managed by us.

Valuation methodologies for certain assets in the GLG Funds can be subject to significant subjectivity.

In calculating the net asset values of the GLG Funds, administrators of the GLG Funds may rely on methodologies for calculating the value of assets in which the GLG Funds invest that we or other third parties supply. Such methodologies are advisory only but are not verified in advance by us or any third party, and the nature of some of the funds’ investments is such that the methodologies may be subject to significant subjectivity and little verification or other due diligence and may not comply with generally accepted accounting practices or other valuation principles. Any allegation or finding that such methodologies are or have become, in whole or in part, incorrect or misleading could have an adverse effect on the valuation of the relevant GLG Funds and, accordingly, on the management fees and any performance fees receivable by us in respect of such funds.

Some of the GLG Funds and managed accounts are subject to emerging markets risks.

Some of the GLG Funds and managed accounts invest in sovereign debt issues by emerging market countries as well as in debt and equity investments of companies and other entities in emerging markets. Many emerging markets are developing both economically and politically and may have relatively unstable governments and economies based on only a few commodities or industries. Many emerging market countries do not have firmly established product markets, and companies may lack depth of management or may be vulnerable to political or economic developments such as nationalization of key industries. Investments in companies and other entities in emerging markets and investments in emerging market sovereign debt may involve a high degree of risk and may be speculative. Risks include (1) greater risk of expropriation, confiscatory taxation, nationalization, social and political instability (including the risk of changes of government following elections or otherwise) and economic instability; (2) the relatively small current size of some of the markets for securities and other investments in emerging markets issuers and the current relatively low volume of trading, resulting in lack of liquidity and in price volatility; (3) certain national policies which may restrict a GLG Fund’s or a managed account’s investment opportunities including restrictions on investing in issuers or industries deemed sensitive to relevant national interests; (4) the absence of developed legal structures governing private or foreign investment and private property; (5) the potential for higher rates of inflation or hyper-inflation; (6) currency risk and the imposition, extension or continuation of foreign exchange controls; (7) interest rate risk; (8) credit risk; (9) lower levels of democratic accountability; (10) differences in accounting standards and auditing practices which may result in unreliable financial information; and (11) different corporate governance frameworks. The emerging markets risks described above increase counterparty risks for the GLG Funds and managed accounts investing in those markets. In addition, investor risk aversion to emerging markets can have a significant adverse affect on the value and/or liquidity of investments made in or exposed to such markets and can accentuate any downward movement in the actual or anticipated value of such investments which is caused by any of the factors described above.

Emerging markets are characterized by a number of market imperfections, analysis of which requires experience in the market and a range of complementary specialist skills. These inefficiencies include (1) the effect of politics on sovereign risk and asset price dynamics; and (2) institutional imperfections in emerging markets, such as deficiencies in formal bureaucracies, historical or cultural norms of behavior and access to information driving markets. While we seek to take advantage of these market imperfections to achieve investment performance for the GLG Funds and managed accounts, we cannot guarantee that will be able do so in the future. A failure to do so could have a material adverse effect on our business, growth prospects, net inflows of AUM, revenues, results of operations and/or financial condition.

Many of the GLG Funds invest in foreign countries and securities of issuers located outside of the United States and the United Kingdom, which may involve foreign exchange, political, social and economic uncertainties and risks.

Many of the GLG Funds invest a portion of their assets in the equity, debt, loans or other securities of issuers located outside the United States and the United Kingdom. In addition to business uncertainties, such investments may be affected by changes in exchange values as well as political, social and economic uncertainty affecting a country or region. Many financial markets are not as developed or as efficient as those in the United States and the United Kingdom, and as a result, liquidity may be reduced and price volatility may be higher. The legal and regulatory environment may also be different, particularly with respect to bankruptcy and reorganization. Financial accounting standards and practices may differ, and there may be less publicly available information in respect of such companies.

Restrictions imposed or actions taken by foreign governments may adversely impact the value of our fund investments. Such restrictions or actions could include exchange controls, seizure or nationalization of foreign deposits and adoption of other governmental restrictions which adversely affect the prices of securities or the ability to repatriate profits on investments or the capital invested itself. Income received by the GLG Funds from sources in some countries may be reduced by withholding and other taxes. Any such taxes paid by a GLG Fund will reduce the net income or return from such investments. While the GLG Funds will take these factors into consideration in making investment decisions, including when hedging positions, no assurance can be given that the GLG Funds will be able to fully avoid these risks or generate sufficient risk-adjusted returns.

There are risks associated with the GLG Funds’ investments in high yield and distressed debt.

The GLG Funds may invest in obligors and issuers in weak financial condition, experiencing poor operating results, having substantial financial needs or negative net worth, facing special competitive problems, or in obligors and issuers that are involved in bankruptcy or reorganization proceedings. Among the problems involved in investments in troubled obligors and issuers is the fact that it may frequently be difficult to obtain full information as to the conditions of such obligors and issuers. The market prices of such investments are also subject to abrupt and erratic market movements and significant price volatility, and the spread between the bid and offer prices of such investments may be greater than normally expected. It may take a number of years for the market price of such investments to reflect their intrinsic value. Some of the investments held by the GLG Funds may not be widely traded, and depending on the investment profile of a particular GLG Fund, that fund’s exposure to such investments may be substantial in relation to the market for those investments. In addition, there is no recognized market for some of the investments held in GLG Funds, with the result that such investments are likely to be illiquid. As a result of these factors, the investment objectives of the relevant funds may be more difficult to achieve.

Fluctuations in interest rates may significantly affect the returns derived from the GLG Funds’ investments.

Fluctuations in interest rates may significantly affect the return derived from investments within the GLG Funds, as well as the market values of, and the corresponding levels of gains or losses on, such investments. Such fluctuations could materially adversely affect investor sentiment towards fixed income and convertible debt instruments generally and the GLG Funds in particular and consequently could have a material adverse effect on our business, results of operations or financial condition.

The GLG Funds are subject to risks due to potential illiquidity of assets.

The GLG Funds may make investments or hold trading positions in markets that are volatile and which may become illiquid. Timely divestiture or sale of trading positions can be impaired by decreased trading volume, increased price volatility, concentrated trading positions, limitations on the ability to transfer positions in highly specialized or structured transactions to which it may be a party, and changes in industry and government regulations. It may be impossible or costly for the GLG Funds to liquidate positions rapidly in order to meet margin calls, withdrawal requests or otherwise, particularly if there are other market participants seeking to dispose of similar assets at the same time or the relevant market is otherwise moving against a position or in the event of trading halts or daily price movement limits on the market or otherwise. Moreover, these risks may be exacerbated for the GLG Funds that are funds of hedge funds. For example, if one of these funds of hedge funds were to invest a significant portion of its assets in two or more hedge funds that each had illiquid positions in the same issuer, the illiquidity risk for these funds of hedge funds would be compounded.

There are risks associated with the GLG Funds’ use of leverage.

The GLG Funds have, and may in the future, use leverage by borrowing on the account of funds on a secured and/or unsecured basis and pursuant to repurchase arrangements and/or deferred purchase agreements. Leverage can also be employed in a variety of other ways including margining (that is, an amount of cash or securities an investor deposits with a broker when borrowing to buy investments) and the use of futures, warrants, options and other derivative products. Generally, leverage is used with the intention of increasing the overall level of investment in a fund. Higher investment levels may offer the potential for higher returns. This exposes investors to increased risk as leverage can increase the fund’s market exposure and volatility. For instance, a purchase or sale of a leveraged investment may result in losses in excess of the amount initially deposited as margin for the investment. This increased market exposure and volatility could have a material adverse effect on the return of the funds.

There are risks associated with the GLG Funds’ investments in derivatives.

The GLG Funds may make investments in derivatives. These investments are subject to a variety of risks. Examples of such risks may include, but are not limited to:

•	limitation of risk assessment methodologies. Decisions to enter into these derivatives and other securities contracts will be based on estimates of returns and probabilities of loss derived from our own calculations and analysis. There can be no assurance that the estimates or the methodologies, or the assumptions which underlie such estimates and methodologies, will turn out to be valid or appropriate;

•	risks underlying the derivative and securities contracts. A general rise in the frequency, occurrence or severity of certain non-financial risks such as accidents and/or natural catastrophes will lead to a general decrease in the returns and the possibility of returns from these derivatives and securities contracts, which will not be reflected in the methodology or assumption underlying the analysis of any specific derivative or securities contract; and

•	particular risks. The particular instruments in which we will invest on behalf of the GLG Funds may produce an unusually and unexpectedly high amount of losses, which will not be reflected in the methodology or assumptions underlying the analysis of any specific derivative or securities contract.

The GLG Funds are subject to risks in using prime brokers, custodians, administrators and other agents.

All of the GLG Funds depend on the services of prime brokers, custodians, administrators and other agents in connection with certain securities transactions. For example, in the event of the insolvency of a prime broker and/or custodian, the funds might not be able to recover equivalent assets in full as they will usually rank among the prime broker’s and custodian’s unsecured creditors in relation to assets that the prime broker or custodian borrows, lends or otherwise uses. In addition, the GLG Funds’ cash held with a prime broker or custodian may not be segregated from the prime broker’s or custodian’s own cash, and the GLG Funds may therefore rank as unsecured creditors in relation thereto.

GLG Fund investments are subject to numerous additional risks.

GLG Fund investments, including investments by its external fund of hedge funds products in other hedge funds, are subject to numerous additional risks, including the following:

•	certain of the GLG Funds are newly established funds without any operating history or are managed by management companies or general partners who do not have a significant track record as an independent manager;

•	generally, there are few limitations on the execution of the GLG Funds’ investment strategies, which are subject to the sole discretion of the management company of such funds;

•	the GLG Funds may engage in short-selling, which is subject to the theoretically unlimited risk of loss because there is no limit on how much the price of a security may appreciate before the short position is closed out. A GLG Fund may be subject to losses if a security lender demands return of the lent securities and an alternative lending source cannot be found or if the GLG Fund is otherwise unable to borrow securities that are necessary to hedge its positions;

•	credit risk may arise through a default by one of several large institutions that are dependent on one another to meet their liquidity or operational needs, so that a default by one institution causes a series of defaults by the other institutions. This “systemic risk” may adversely affect the financial intermediaries (such as clearing agencies, clearing houses, banks, securities firms and exchanges) with which the GLG Funds interact on a daily basis;

•	the efficacy of investment and trading strategies depends largely on the ability to establish and maintain an overall market position in a combination of financial instruments. Trading orders may not be executed in a timely and efficient manner due to various circumstances, including systems failures or human error. In such event, the GLG Funds might only be able to acquire some but not all of the components of the position, or if the overall position were to need adjustment, the GLG Funds might not be able to make such adjustment. As a result, the GLG Funds would not be able to achieve the market position selected by the management company or general partner of such funds, and might incur a loss in liquidating their position; and

•	the investments held by the GLG Funds are subject to risks relating to investments in commodities, equities, bonds, futures, options and other derivatives, the prices of which are highly volatile and may be subject to the theoretically unlimited risk of loss in certain circumstances, including if the fund writes a call option. Price movements of commodities, futures and options contracts and payments pursuant to swap agreements are influenced by, among other things, interest rates, credit market conditions, changing supply and demand relationships, trade, fiscal, monetary and exchange control programs and policies of governments and national and international political and economic events and policies. The value of futures, options and swap agreements also depends upon the price of the commodities underlying them. In addition, the assets of the GLG Funds are subject to the risk of the failure of any of the exchanges on which their positions trade or of their clearinghouses or counterparties. Most U.S. commodities exchanges limit fluctuations in certain commodity interest prices during a single day by imposing “daily price fluctuation limits” or “daily limits,” the existence of which may reduce liquidity or effectively curtail trading in particular markets.

The GLG Funds are subject to counterparty risk with regard to over-the-counter instruments which they may hold.

In the event of the insolvency of any counterparty or of any broker through which portfolio managers trade for the account of the GLG Funds, such as prime brokerage and custodian agreements to which certain of the GLG Funds are party, the funds may only rank as unsecured creditors in respect of sums due to them on the margin accounts or otherwise and any losses will be borne by the funds. The GLG Funds may also enter into currency, interest rate, total return or other swaps which may be surrogates for other instruments such as currency forwards and interest rate options. The value of such instruments, which generally depends upon price movements in the underlying assets as well as counterparty risk, will influence the performance of the GLG Funds and therefore a fall in the value of such instruments could have a material adverse effect on our business, results of operations or financial condition. In particular, certain GLG Funds frequently trade in debt securities and other obligations, either directly or on an assignment basis. Consequently, the GLG Funds will be subject to risk of default by the debtor or obligor in relation to their debt securities and other obligations, which could have a material adverse effect on our business, results of operations or financial condition.

The due diligence process that we undertake in connection with investments by the GLG Funds may not reveal all facts that may be relevant in connection with an investment.

Before making investments, we conduct due diligence that we deem reasonable and appropriate based on the facts and circumstances applicable to each investment. When conducting due diligence, we may be required to evaluate important and complex business, financial, tax, accounting, environmental and legal issues. Outside consultants, legal advisors, accountants and investment banks may be involved in the due diligence process in varying degrees depending on the type of investment. Nevertheless, when conducting due diligence and making an assessment regarding an investment, we rely on the resources available to us, including information provided by the target of the investment and, in some circumstances, third-party investigations. The due diligence investigation that we carry out with respect to any investment opportunity may not reveal or highlight certain facts that could adversely affect the value of the investment.

The GLG Funds make investments in companies that the GLG Funds do not control.

Investments by most of the GLG Funds include debt instruments and equity securities of companies that the GLG Funds do not control. Such instruments and securities may be acquired by the GLG Funds through trading activities or through purchases of securities from the issuer. These investments are subject to the risk that the company in which the investment is made may make business, financial or management decisions with which we do not agree or that the majority stakeholders or the management of the company may take risks or otherwise act in a manner that does not serve our interests. If any of the foregoing were to occur, the values of investments by the GLG Funds could decrease and our financial condition, results of operations and cash flow could suffer as a result.

Risk management activities may adversely affect the return on the GLG Funds’ investments.

When managing their exposure to market risks, the GLG Funds may from time to time use forward contracts, options, swaps, credit default swaps, caps, collars and floors or pursue other strategies or use other forms of derivative instruments to limit our exposure to changes in the relative values of investments that may result from market developments, including changes in prevailing interest rates, currency exchange rates and commodity prices. The success of any hedging or other derivative transactions generally will depend on the ability to correctly predict market changes, the degree of correlation between price movements of a derivative instrument, the position being hedged, the creditworthiness of the counterparty and other factors. As a result, while the GLG Funds may enter into a transaction in order to reduce their exposure to market risks, the transaction may result in poorer overall investment performance than if it had not been executed. Such transactions may also limit the opportunity for gain if the value of a hedged position increases.

The GLG Funds may be subject to U.K. tax if we do not qualify for the U.K. Investment Manager Exemption.

Certain of the GLG Funds may, under U.K. tax legislation, be regarded as carrying on a trade in the United Kingdom through their investment manager, GLG Partners LP. It is our intention to organize our affairs such that neither the investment manager nor the group companies that are partners in the investment manager constitute a U.K. branch or permanent establishment of the GLG Funds by reason of exemptions provided by Section 127 of the Finance Act 1995 and Schedule 26 of the Finance Act 2003. These exemptions, which apply in respect of income tax and corporation tax respectively, are substantially similar and are each often referred to as the Investment Manager Exemption (IME).

We cannot assure you that the conditions of the IME will be met at all times in respect of every fund. Failure to qualify for the IME in respect of a fund could subject the fund to U.K. tax liability, which, if not paid, would become the liability of GLG Partners LP, as investment manager. This U.K. tax liability could be substantial.

In organizing our affairs such that we are able to meet the IME conditions, we will take account of a statement of practice published by the U.K. tax authorities that sets out their interpretation of the law. A revised version of this statement was published on July 20, 2007. The revised statement applies with immediate effect, but under grandfathering provisions we may follow the original statement in respect of the GLG Funds until December 31, 2009 and, therefore, the revised statement has no impact until 2010. Furthermore, we believe that the changes in practice that have been introduced will not have a material impact on our ability to meet the IME conditions in respect of the GLG Funds.

Risks Related to Our Organization and Structure

Since our principal operations are located in the United Kingdom, we may encounter risks specific to companies located outside the United States.

Since our principal operations are located in the United Kingdom, we are exposed to additional risks that could negatively impact our future results of operations, including but not limited to:

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	cultural differences; and

•	foreign exchange controls.

We are a “controlled company” within the meaning of the NYSE Listed Company Manual and, as a result, qualify for, and rely on, exemptions from certain corporate governance standards, which may limit the presence of independent directors on our board of directors or board committees.

Our Principals, their Trustees and certain other GLG Shareowners who have entered into a voting agreement beneficially own shares of our common stock and Series A voting preferred stock which collectively represent approximately 53% of our voting power. Accordingly, they have the ability to elect our board of directors and thereby control our management and affairs. Therefore, we are a “controlled company” for purposes of Section 303(A) of the NYSE Listed Company Manual.

As a “controlled company,” we are exempt from certain governance requirements otherwise required by the NYSE, including the requirement that we have a nominating and corporate governance committee. Under these rules, a company of which more than 50% of the voting power is held by an individual, a group or another company is a “controlled company” and is exempt from certain corporate governance requirements, including requirements that (1) a majority of the board of directors consist of independent directors, (2) compensation of officers be determined or recommended to the board of directors by a majority of its independent directors or by a compensation committee that is composed entirely of independent directors and (3) director nominees be selected or recommended for selection by a majority of the independent directors or by a nominating committee composed solely of independent directors. We utilize some of these exemptions. For example, we do not have a nominating committee. Accordingly, the procedures for approving significant corporate decisions can be determined by directors who have a direct or indirect interest in the matters and you do not have the same protections afforded to stockholders of other companies that are required to comply with the rules of the NYSE. In addition, although our board of directors currently consists of a majority of independent directors, we cannot assure you that we will not rely on the exemption from this requirement in the future.

Because of their ownership of approximately 53% of our voting power, our Principals, their Trustees and certain other GLG Shareowners are also able to determine the outcome of all matters requiring stockholder approval (other than those requiring a super-majority vote) and are able to cause or prevent a change of control of our company or a change in the composition of our board of directors, and could preclude any unsolicited acquisition of our company. In addition, because they collectively may determine the outcome of a stockholder vote, they could deprive stockholders of an opportunity to receive a premium for their shares as part of a sale of our company, and that voting control could ultimately affect the market price of our common stock.

Certain provisions in our organizational documents and Delaware law make it difficult for someone to acquire control of us.

Provisions in our organizational documents make it more difficult and expensive for a third party to acquire control of us even if a change of control would be beneficial to the interests of our stockholders. For example, our organizational documents require advance notice for proposals by stockholders and nominations, place limitations on convening stockholder meetings and authorize the issuance of preferred shares that could be issued by our board of directors to thwart a takeover attempt. In addition, our organizational documents require the affirmative vote of at least 66 2/3% of the combined voting power of all outstanding shares of our capital stock entitled to vote generally, voting together as a single class, to adopt, alter, amend or repeal our by-laws; remove a director (other than directors elected by a series of our preferred stock, if any, entitled to elect a class of directors) from office, with or without cause; and amend, alter or repeal certain provisions of our certificate of incorporation which require a stockholder vote higher than a majority vote, including the amendment provision itself, or to adopt any provision inconsistent with those provisions.

Because of their ownership of approximately 53% of the our voting power, the Principals, their Trustees and certain other GLG Shareowners are able to determine the outcome of all matters requiring stockholder approval (other than those requiring a super-majority vote) and are able to cause or prevent a change of control of our company or a change in the composition of our board of directors, and could preclude any unsolicited acquisition of our company. Certain provisions of Delaware law may also delay or prevent a transaction that could cause a change in our control. The market price of our shares could be adversely affected to the extent that the Principals’ control over us, as well as provisions of our organizational documents, discourage potential takeover attempts that our stockholders may favor.

An active market for our common stock may not develop.

Our common stock is currently listed on the NYSE and trades under the symbol “GLG”. However, we cannot assure you a regular trading market of our shares will develop on the NYSE or elsewhere or, if developed, that any market will be sustained. Accordingly, we cannot assure you of the likelihood that an active trading market for our shares will develop or be maintained, the liquidity of any trading market, your ability to sell your shares when desired, or at all, or the prices that you may obtain for your shares.

The value of our common stock and warrants may be adversely affected by market volatility.

Even if an active trading market develops, the market price of our shares and warrants may be highly volatile and could be subject to wide fluctuations. In addition, the trading volume in our shares and warrants may fluctuate and cause significant price variations to occur. If the market prices of our shares and warrants decline significantly, you may be unable to resell your shares and warrants at or above your purchase price, if at all. We cannot assure you that the market price of our shares and warrants will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect the price of our shares and warrants or result in fluctuations in the price or trading volume of our shares and warrants include:

•	variations in our quarterly operating results or dividends;

•	failure to meet analysts’ earnings estimates or failure to meet, or the lowering of, our own earnings guidance;

•	publication of research reports about us or the investment management industry or the failure of securities analysts to cover our shares after the acquisition of GLG;

•	additions or departures of the Principals and other key personnel;

•	adverse market reaction to any indebtedness we may incur or securities we may issue in the future;

•	actions by stockholders;

•	changes in market valuations of similar companies;

•	speculation in the press or investment community;

•	changes or proposed changes in laws or regulations or differing interpretations thereof affecting our business or enforcement of these laws and regulations, or announcements relating to these matters;

•	adverse publicity about the asset management industry generally or individual scandals, specifically; and

•	general market and economic conditions.

We may not be able to pay dividends on our common stock.

As a holding company, our ability to pay dividends is subject to the ability of our subsidiaries to provide cash to us. We intend to distribute dividends to our stockholders and/or repurchase our common stock at such time and in such amounts to be determined by our board of directors. Accordingly, we expect to cause our subsidiaries to make distributions to their stockholders or partners, as applicable, in an amount sufficient to enable us to pay such dividends to our stockholders or make such repurchases, as applicable; however, no assurance can be given that such distributions or stock repurchases will or can be made. Our board can reduce or eliminate our dividend, or decide not to repurchase our common stock, at any time, in its discretion. In addition, our subsidiaries will be required to make minimum tax distributions and intend to make limited partner profit share distributions to our key personnel pursuant to our limited partner profit share arrangement prior to distributing dividends to our stockholders or repurchasing our common stock. If our subsidiaries have insufficient funds to make these distributions, we may have to borrow funds or sell assets, which could materially adversely affect our liquidity and financial condition. In addition, our subsidiaries’ earnings may be insufficient to enable them to make required minimum tax distributions or intended limited partner profit share distributions to their stockholders, partners or members, as applicable, because, among other things, our subsidiaries may not have sufficient capital surplus to pay dividends or make distributions under the laws of the relevant jurisdiction of incorporation or organization or may not satisfy regulatory requirements of capital adequacy, including the regulatory capital requirements of the FSA in the United Kingdom or the Financial Groups Directive of the European Community. We will also be restricted from paying dividends or making stock repurchases under our credit facility in the event of a default or if we are required to make mandatory prepayment of principal thereunder.

To complete the acquisition of GLG, we incurred a large amount of debt, which will limit our ability to fund general corporate requirements and obtain additional financing, limit our flexibility in responding to business opportunities and competitive developments and increase our vulnerability to adverse economic and industry conditions.

We have incurred $570.0 million of indebtedness to finance the acquisition of GLG, transaction costs, deferred underwriting fees and our operations. As a result of the substantial fixed costs associated with these debt obligations, we expect that:

•	a decrease in revenues will result in a disproportionately greater percentage decrease in earnings;

•	we may not have sufficient liquidity to fund all of these fixed costs if our revenues decline or costs increase;

•	we may have to use our working capital to fund these fixed costs instead of funding general corporate requirements, including capital expenditures; and

•	we may not have sufficient liquidity to respond to business opportunities, competitive developments and adverse economic conditions.

These debt obligations may also impair our ability to obtain additional financing, if needed, and our flexibility in the conduct of our business. Moreover, the terms of our indebtedness restrict our ability to take certain actions, including the incurrence of additional indebtedness, mergers and acquisitions, investments at the parent company level and asset sales. Our ability to pay the fixed costs associated with our debt obligations depends on our operating performance and cash flow, which will in turn depend on general economic conditions. A failure to pay interest or indebtedness when due could result in a variety of adverse consequences, including the acceleration of our indebtedness. In such a situation, it is unlikely that we would be able to fulfill our obligations under or repay the accelerated indebtedness or otherwise cover our fixed costs.

As a result of the Acquisition, we expect to incur significant non-cash amortization charges related to equity-based compensation expense associated with the vesting of certain equity-based awards, which will reduce our net income and may result in net losses.

Compensation and benefits post-acquisition reflect the amortization of a significant non-cash equity-based compensation expense associated with the vesting of equity-based awards over the next five years. The compensation and benefits expense relates to the 10,000,000 shares of our common stock issued for the benefit of our employees, service providers and certain key personnel under our 2007 Restricted Stock Plan; 33,000,000 shares of our common stock and $150 million in cash and promissory notes issued for the benefit of certain of our key personnel participating in our equity participation plan; and 77,604,988 shares of common stock and 58,904,993 exchangeable Class B ordinary shares of FA Sub 2 Limited subject to an agreement among our principals and trustees. These shares are subject to certain vesting and forfeiture provisions, and the related share-based compensation expenses are being recognized on a straight-line basis over the requisite service period. This treatment under GAAP reduces our net income and may result in net losses in future periods.

Fulfilling our obligations as a public company will be expensive and time consuming.

Prior to its acquisition by us, GLG was a private company and was not required to prepare or file periodic and other reports with the SEC under the applicable U.S. federal securities laws or to comply with the requirements of U.S. federal securities laws applicable to public companies, such as Section 404 of the Sarbanes-Oxley Act of 2002. Although GLG maintained separate legal and compliance and internal audit functions, which along with its Chief Operating Officer, reported on a day-to-day basis directly to its Co-Chief Executive Officer with further formal reporting to its Management Committee, and we maintained disclosure controls and procedures and internal control over financial reporting as required under the U.S. federal securities laws with respect to our activities, neither GLG nor we were required to establish and maintain such disclosure controls and procedures and internal controls over financial reporting as required with respect to a public company with substantial operations.

Under the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC, as well as the rules of the New York Stock Exchange, we have been required to implement additional corporate governance practices and to adhere to a variety of reporting requirements and accounting rules. Compliance with these obligations requires significant time and resources from our management and our finance and accounting staff, may require additional staffing and infrastructure and will significantly increase our legal, insurance and financial compliance costs. As a result of the increased costs associated with being a public company, our operating income as a percentage of revenue is likely to be lower.

We must comply with Section 404 of the Sarbanes-Oxley Act of 2002 in a relatively short timeframe.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to document and test the effectiveness of our internal controls over financial reporting in accordance with an established control framework and to report on our management’s conclusion as to the effectiveness of these internal controls over financial reporting beginning with the fiscal year ending December 31, 2007. We will also be required to have an independent registered public accounting firm test the internal controls over financial reporting and report on the effectiveness of such controls for the fiscal year ending December 31, 2007 and subsequent years. In addition, the independent registered public accounting firm will be required to report on management’s assessment. For 2007, we will be relying on relief from these requirements to limit the scope of these requirements primarily to the Company and certain subsidiaries, excluding the GLG Entities. Beginning in 2008, we will be required to comply with these requirements with respect to the consolidated group, including the GLG Entities. Any delays or difficulty in satisfying these requirements could adversely affect future results of operations and our stock price.

We may incur significant costs to comply with these requirements. We may in the future discover areas of internal controls over financial reporting that need improvement, particularly with respect to any businesses acquired in the future. There can be no assurance that remedial measures will result in adequate internal controls over financial reporting in the future. Any failure to implement the required new or improved controls, or difficulties encountered in their implementation, could materially adversely affect our results of operations or could cause us to fail to meet our reporting obligations. If we are unable to conclude that we have effective internal controls over financial reporting, or if our auditors are unable to provide an unqualified report regarding the effectiveness of internal controls over financial reporting as required by Section 404, investors may lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities. In addition, failure to comply with Section 404 could potentially subject us to sanctions or investigation by the SEC or other regulatory authorities.

The failure to address actual or perceived conflicts of interest that may arise as a result of the investment by the our Principals and other key personnel of at least 50% of the after-tax cash proceeds they received in the acquisition in GLG Funds, may damage our reputation and materially adversely affect our business.

As a result of the $875 million of additional net AUM that the Principals, the Trustees and certain key personnel invested in the GLG Funds in December 2007, other investors in the GLG Funds may perceive conflicts of interest regarding investments in the GLG Funds in which the Principals, the Trustees and other key personnel are personally invested. Actual or perceived conflicts of interests could give rise to investor dissatisfaction or litigation and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with these conflicts of interest. Investor dissatisfaction or litigation in connection with conflicts of interest could materially adversely affect our reputation and our business in a number of ways, including as a result of redemptions by investors from the GLG Funds and a reluctance of counterparties do business with us.

We may choose to redeem our outstanding warrants at a time that is disadvantageous to our warrant holders.

We may redeem the warrants issued as a part of our publicly traded units and the co-investment warrants at any time beginning December 21, 2007 in whole and not in part, at a price of $0.01 per warrant, upon a minimum of 30 days’ prior written notice of redemption, if and only if, the last sales price of our common stock equals or exceeds $14.25 per share for any 20 trading days within a 30-trading day period ending three business days before we send the notice of redemption. Redemption of the warrants could force the warrant holders (1) to exercise the warrants and pay the exercise price therefor at a time when it may be disadvantageous for the holders to do so, (2) to sell the warrants at the then current market price when they might otherwise wish to hold the warrants or (3) to accept the nominal redemption price which, at the time the warrants are called for redemption, is likely to be substantially less than the market value of the warrants.

Our outstanding warrants may be exercised in the future, which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders. This might have an adverse effect on the market price of our common stock.

Excluding 21,500,003 warrants beneficially owned by our founders and their affiliates (which includes 5,000,000 co-investment warrants), which are subject to lock-up agreements, as of February 22, 2008, there were 32,984,674 outstanding redeemable warrants to purchase shares of common stock, which were exercisable beginning on December 21, 2007. These warrants would only be exercised if the $7.50 per share exercise price is below the market price of our common stock. To the extent they are exercised, additional shares of our common stock will be issued, which will result in dilution to our stockholders and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our shares.

Risks Related to Taxation

Our effective income tax rate depends on various factors and may increase as our business expands into countries with higher tax rates.

There can be no assurance that we will continue to have a low effective income tax rate. We are a U.S. corporation that is subject to the U.S. corporate income tax on its taxable income. Our low expected effective tax rate is primarily attributable to the asset basis step-up resulting from the acquisition of GLG and the associated 15-year goodwill amortization deduction for U.S. tax purposes. Going forward, our effective income tax rate will be a function of our overall earnings, the income tax rates in the jurisdictions in which our entities do business, the type and relative amount of income earned by our entities in these jurisdictions and the timing of repatriation of profits back to the United States in the form of dividends. We expect that our effective income tax rate may increase as our business expands into countries with higher tax rates. In addition, allocation of income among business activities and entities is subject to detailed and complex rules and depends on the facts and circumstances. No assurance can be given that the facts and circumstances or the rules will not change from year to year or that taxing authorities will not be able to successfully challenge such allocations.

U.S. persons who own 10% or more of our voting stock may be subject to higher U.S. tax rates on a sale of the stock.

U.S. persons who hold 10% or more (actually and/or constructively) of the total combined voting power of all classes of our voting stock may on the sale of the stock be subject to U.S. tax at ordinary income tax rates (rather than at capital gain tax rates) on the portion of their taxable gain attributed to undistributed offshore earnings. This would be the result if we are treated (for U.S. federal income tax purposes) as principally availed to hold the stock of foreign corporation(s) and the stock ownership in us satisfies the stock ownership test for determining controlled foreign corporation (CFC) status (determined as if we were a foreign corporation). A foreign corporation is a CFC if, for an uninterrupted period of 30 days or more during any taxable year, more than 50% of its stock (by vote or value) is owned by “10% U.S. Shareholders”. A U.S. person is a “10% U.S. Shareholder” if such person owns (actually and/or constructively) 10% or more of the total combined voting power of all classes of stock entitled to vote of such corporation. Approximately 32.0% of our stock is treated as directly or constructively owned by 10% U.S. Shareholders. Therefore, any U.S. person who considers acquiring (directly, indirectly and/or constructively) 10% or more of our outstanding stock should first consult with his or her tax advisor.

Our U.K. tax liability will be higher if the interest expense incurred by our subsidiary FA Sub 3 Limited cannot be fully utilized for U.K. tax purposes.

Our subsidiary FA Sub 3 Limited incurred debt to finance the acquisition of GLG and is claiming a deduction for U.K. tax purposes for the interest expense incurred on such debt. If the interest expense incurred by FA Sub 3 Limited cannot be fully utilized for U.K. tax purposes against U.K. income, our U.K. tax liability might increase significantly. See also “— Our tax position might change as a result of a change in tax laws.” below for a discussion of U.K. government proposals on interest deductibility.

Our tax position might change as a result of a change in tax laws.

Since we operate our business in the United Kingdom, the United States and internationally, we are subject to many different tax laws. Tax laws (and the interpretations of tax laws by taxing authorities) are subject to frequent change, sometimes retroactively. There can be no assurance that any such changes in the tax laws applicable to us will not adversely affect our tax position.

The U.K. government has published proposals in a discussion document entitled “Taxation in the foreign profits of companies” on June 21, 2007 with regard to the deductibility of interest expense incurred by U.K. tax resident entities. No assurances can be given that the U.K. government will not enact legislation that restricts the ability of our subsidiary FA Sub 3 Limited to claim a tax deduction for the full amount of its interest expense as a result of these proposals. However, legislation is currently not anticipated until the adoption of the U.K. Finance Bill 2009.

The U.S. Congress is considering changes to U.S. income tax laws which would increase the U.S. income tax rate imposed on “carried interest” earnings and would subject to U.S. corporate income tax certain publicly held private equity firms and hedge funds structured as partnerships (for U.S. federal income tax purposes). These changes would not apply to us because the Company is already taxed in the United States as a U.S. corporation and earns fee income and does not receive a “carried interest”. No assurances can be given that the U.S. Congress might not enact other tax law changes that would adversely affect us.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our principal executive offices are located in temporarily leased office space at 390 Park Avenue, 20th Floor, New York, New York. We also lease approximately 20,800 square feet of office space at One Curzon Street, London, England and the space for our offices in Berkeley Street, London, England (approximately 4,900 square feet) and George Town, Grand Cayman, Cayman Islands (approximately 1,185 square feet). We do not own any real property. We consider these facilities to be suitable and adequate for the management and operation of our business, although we are in discussions to acquire additional space in London, England and New York, New York. In addition, GLG Inc. leases approximately 10,000 square feet of office space in New York, New York.

Item 3.	Legal Proceedings

On November 23, 2006, the Autorité des Marchés Financiers (“AMF”), the French securities regulator, imposed a fine of €1.2 million ($1.6 million) against us in connection with our trading in the shares of Alcatel S.A. (“Alcatel”) based on confidential information prior to a December 12, 2002 issuance of Alcatel convertible securities. The fine has been paid.

On June 21, 2007, the AMF imposed a fine of €1.5 million ($2.0 million) against us in connection with our trading in the shares of Vivendi Universal S.A. (“Vivendi”) based on confidential information prior to a November 14, 2002 issuance of Vivendi notes which are mandatorily redeemable for Vivendi convertible securities. We have appealed this decision.

On January 25, 2008, the AMF notified the Company of proceedings relating to its trading in the shares of Infogrames Entertainment (“Infogrames”) on February 8 and 9, 2006, prior to the issuance by Infogrames on February 9, 2006 of a press release announcing poor financial results. The AMF’s decision to initiate an investigation into GLG’s trades in Infogrames was based on a November 19, 2007 report prepared by the AMF’s Department of Market Investigation and Supervision (the “Infogrames Report”). According to the Infogrames Report, the trades challenged by the AMF generated an unrealized capital gain for GLG as of the opening on February 10, 2006 of €179,000. The AMF investigation of the Company relates solely to the conduct of a former employee; however the Company was named as the respondent. If sustained, the charge against the Company could give rise to an administrative fine under French securities laws.

We are also subject to various claims and assessments and regulatory inquiries and investigations in the normal course of our business. While it is not possible at this time to predict the outcome of any legal and regulatory proceedings with certainty and while some investigations, lawsuits, claims or proceedings may be disposed of unfavorably to us, based on our evaluation of matters that are pending or asserted our management believes the disposition of such matters will not have a material adverse effect on our business, financial condition or results of operations. An unfavorable ruling could include money damages or injunctive relief.

Item 4.	Submission of Matters to a Vote of Security Holders

The following is a tabulation of votes on proposals considered at the Special Meeting of Stockholders of the Company held on October 31, 2007:

(1) To approve and adopt the acquisition by the Company of GLG Partners LP and its affiliated entities pursuant to the Purchase Agreement.

For	56,069,677
Against	13,058
Abstain	0

(2) To change the Company’s name to “GLG Partners, Inc.”

For	55,390,877
Against	2,000
Abstain	689,858

(3) To increase the number of authorized shares of the Company’s common stock and the Company’s preferred stock.

For	51,146,192
Against	4,244,585
Abstain	691,958

(4) To require a super-majority vote of the Company’s stockholders to approve certain actions.

For	47,495,298
Against	7,891,879
Abstain	695,558

(5) To amend certain other provisions of the Company’s certificate of incorporation.

For	51,191,879
Against	4,195,398
Abstain	695,458

(6) To remove, effective after the consummation of the acquisition, certain provisions of the certificate of incorporation which relate to the operation of the Company as a blank check company.

For	55,376,977
Against	1,900
Abstain	703,858

(7) To approve and adopt the 2007 Restricted Stock Plan.

For	55,185,623
Against	203,254
Abstain	693,858

(8) To approve and adopt the 2007 Long-Term Incentive Plan.

For	55,190,907
Against	194,370
Abstain	697,458

(9) To authorize the adjournment of the Special Meeting to a later date or dates, if necessary, to permit further solicitation and vote of proxies.

For	55,155,914
Against	234,985
Abstain	691,836

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

On December 21, 2006, our units began trading on the American Stock Exchange under the symbol “FRH.U”. Each of our units consists of one share of common stock and one warrant. On January 29, 2007, the common stock and warrants underlying our units began to trade separately on the American Stock Exchange under the symbols “FRH.WS” and “FRH”, respectively. Our securities were traded on the American Stock Exchange until November 2, 2007.

On November 2, 2007, our board of directors approved a warrant and stock repurchase plan authorizing us to repurchase up to a total $100.0 million of warrants and common stock in the open market or in negotiated block purchases over the following six months. As of February 4, 2008, we have repurchased 12,800,000 warrants.

On November 5, 2007, our units, common stock and warrants began trading on the NYSE under the symbols “GLG.U”, “GLG” and “GLG WS”, respectively. The following sets forth the high and low closing sales price of our units, common stock and warrants, as reported on the American Stock Exchange or the NYSE for the periods shown:

	Units		Common Stock		Warrants
	High	Low	High	Low	High	Low
2006:
Fourth Quarter (beginning on December 21, 2006)	$10.20	$10.00	$—	$—	$—	$—
2007:
First Quarter	$11.15	$10.01	$10.00	$8.90	$1.50	$1.10
Second Quarter	$16.68	$10.55	$12.40	$9.31	$4.60	$1.27
Third Quarter	$16.80	$12.00	$12.34	$9.95	$4.55	$1.95
Fourth Quarter	$20.75	$14.25	$14.97	$11.25	$6.63	$4.40

On February 29, 2008 the last reported sale price for our units, common stock and warrants on the NYSE was $18.35 per unit, $13.01 per share and $5.50 per warrant, respectively. As of December 31, 2007 there was one holder of record of our units, 39 holders of record of our common stock and 10 holders of record of our warrants, respectively.

The table below sets forth information with respect to purchases made by or on behalf of the Company of warrants to purchase Company common stock during the three months ended December 31, 2007:

				Maximum Approx.
				Dollar Value of
			Total Number of	Warrants and/or
			Warrants Purchased	Shares that may yet
			as Part of Publicly	be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
Period	Warrants Purchased(1)	per Warrant(2)	Programs	Programs(3)

October 1 — 31, 2007	—	$—	—	$—
November 1 — 30, 2007	7,000,000	6.25	7,000,000	56,250,000
December 1 — 31, 2007	299,200	6.04	299,200	54,442,832

Total	7,299,200		7,299,200

(1)	All of the warrants purchased during the quarter ended December 31, 2007 were acquired pursuant to the repurchase program described in (3) below.

(2)	Average price paid per warrants includes brokerage commissions.

(3)	On November 2, 2007, we initiated a $100.0 million repurchase program for shares of our common stock and warrants to purchase common stock approved by our Board of Directors effective through May 2, 2008. On February 4, 2008, the Board of Directors approved our repurchase of up to $100.0 million additional shares of common stock and warrants through August 31, 2008. Our repurchase programs allow management to repurchase shares and warrants at its discretion. However, we have established a Rule 10b5-1 repurchase plan under which warrants and/or shares are repurchased at our broker’s discretion subject to specified aggregate price parameters.

Pursuant to restricted stock award agreements entered into on November 5, 2007 and December 3, 2007, Paul Myners, Alejandro San Miguel and Leslie J. Schreyer, a non-executive director, executive officer and employee of the Company, respectively, were awarded 148,368, 253,631 and 76,923 shares of restricted stock, respectively, under the LTIP. The awards for Messrs. Myners and Schreyer will vest 25% on each of November 2, 2008, 2009, 2010 and 2011. The awards for Mr. San Miguel vest as follows: (a) 25% of 105,263 shares will vest on each of November 2, 2008, 2009, 2010 and 2011; (b) 25% of 74,184 shares will vest on each of November 2, 2009, 2010, 2011 and 2012; and (c) 25% of 74,184 shares will vest on each of November 2, 2010, 2011, 2012 and 2013. The issuance of the shares of restricted stock was made in reliance upon an available exemption from registration under the Securities Act, by reason of Section 4(2) thereof, Regulation S or other appropriate exemptions, to persons who are “accredited investors,” as defined in Regulation D promulgated under the Securities Act. The consideration for these shares of restricted stock was past and future services with the Company. The Company received no cash proceeds from these issuances.

Item 6.	Selected Financial Data

The following selected financial data for the five fiscal years ended December 31, 2007 was derived from the audited combined and consolidated financial statements of GLG and its subsidiaries. In November 2007, we completed the acquisition of GLG. Effective upon the consummation of the acquisition, (1) each Acquired Company became a subsidiary of ours, (2) the business and assets of GLG became our only operations and (3) we changed our name from Freedom Acquisition Holdings, Inc. to GLG Partners, Inc. As the acquisition was considered a reverse acquisition recapitalization for accounting purposes, the combined historical financial statements of GLG became our historical financial statements. The selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the combined and consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2003	2004	2005	2006	2007
	(Unaudited)		(US dollars in thousands)

Combined and Consolidated Statement of Income Data:
Net revenues and other income:
Management fees, net	$65,259	$138,988	$137,958	$186,273	$287,152
Performance fees, net	206,685	178,024	279,405	394,740	678,662
Administration fees, net	—	—	311	34,814	64,224
Transaction charges	115,945	191,585	184,252	—	—
Other	6,497	6,110	1,476	5,039	10,080

Total net revenues and other income	394,386	514,707	603,402	620,866	1,040,118

Expenses:
Employee compensation and benefits	(158,789)	(196,784)	(345,918)	(168,386)	(810,212)
General, administrative and other	(23,005)	(42,002)	(64,032)	(68,404)	(108,926)

Total expenses	(181,794)	(238,786)	(409,950)	(236,790)	(919,138)

Income from operations	212,592	275,921	193,452	384,076	120,980
Interest income, net	709	519	2,795	4,657	2,350

Income before income taxes	213,301	276,440	196,247	388,733	123,330
Income taxes	(49,966)	(48,372)	(25,345)	(29,225)	(64,000)

Income before minority interests	$163,335	$228,068	$170,902	$359,508	$59,330

Net income attributable to common stockholders	$163,184	$227,739	$170,250	$359,326	$92,622

Distributions to Principals and Trustees	$(70,825)	$(222,074)	$(106,531)	$(165,705)	$(330,972)

	As of December 31,
	2003	2004	2005	2006	2007
	(Unaudited)		(US dollars in thousands)

Combined and Consolidated Balance Sheet Data:
Cash and cash equivalents	$65,655	$136,378	$236,261	$273,148	$429,422
Fees receivable	139,103	163,235	246,179	251,963	389,777
Working capital	25,940	20,395	42,387	370,182	579,791
Property and equipment, net	3,801	4,342	3,290	6,121	9,079
Total assets	220,829	310,592	495,340	557,377	984,137
Accrued compensation and benefits	25,038	125,850	247,745	102,507	108,679
Other liabilities	—	—	—	5,100	16,092
Loans payable	13,000	13,000	13,000	13,000	570,000
Minority interests	389	719	1,370	1,552	23,099
Total stockholders’ equity	112,722	117,980	180,229	361,952	91,879

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our combined and consolidated financial statements and related notes thereto included in or incorporated into Part II, Item 8 of this Annual Report on Form 10-K and the Risk Factors included in Part I, Item 1A of this Annual Report on Form 10-K, as well as other cautionary statements and risks described elsewhere in this Annual Report on Form 10-K. The information in this section contains forward-looking statements. Our actual results may differ significantly from the results suggested by these forward-looking statements and our historical results. Some factors that may cause our results to differ are described in “Risk Factors” under Part I, Item 1A of this Annual Report on Form 10-K. We wish to caution you not to place undue reliance on these forward-looking statements, which speak only as of the date made.

General

  Our Business

We are a leading alternative asset manager offering our clients a diverse range of investment products. We currently derive our revenues from management fees and administration fees based on the value of the assets in the GLG Funds and accounts we manage, and performance fees based on the performance of the GLG Funds and accounts managed by us. Substantially all of our AUM are attributable to third-party investors, and the funds and accounts managed by us are not consolidated into our financial statements. As of December 31, 2007, our net AUM (net of assets invested in other funds managed by us) were approximately $24.6 billion, up from approximately $3.8 billion as of December 31, 2002, representing a CAGR of 45%. As of December 31, 2007 our gross AUM (including assets invested in other funds managed by us) were approximately $29.1 billion, up from approximately $4.4 billion as of December 31, 2002, representing a CAGR, of 46%.

On November 2, 2007, we completed the acquisition (the “Acquisition”) of the Acquired Companies pursuant to a Purchase Agreement dated as of June 22, 2007 (the “Purchase Agreement”) among us, our wholly owned subsidiaries, FA Sub 1 Limited, FA Sub 2 Limited and FA Sub 3 Limited, Jared Bluestein, as the buyers’ representative, Noam Gottesman, as the sellers’ representative, and the GLG Shareowners.

Effective upon the consummation of the Acquisition, (1) each Acquired Company became a subsidiary of ours, (2) the business and assets of the Acquired Companies and certain affiliated entities (collectively, “GLG”) became our only operations and (3) we changed our name to GLG Partners, Inc.

In exchange for their equity interests in the Acquired Companies, the GLG Shareowners received:

•	$976,107,300 in cash;

•	$23,892,700 in promissory notes in lieu of all of the cash consideration payable to electing GLG Shareowners;

•	230,000,000 shares of our common stock, par value $0.0001 per share which consists of:

•	138,095,007 shares of our common stock, including 10,000,000 shares of our common stock issued for the benefit of our employees, service providers and certain key personnel under our 2007 Restricted Stock Plan (the “Restricted Stock Plan”);

•	33,000,000 shares of our common stock payable by us upon exercise of certain put or call rights with respect to 33,000,000 ordinary shares issued by FA Sub 1 Limited to certain GLG Shareowners. Each of the ordinary shares issued by FA Sub 1 Limited to these GLG Shareowners has been put by the holder to us in exchange for one share of our common stock; and

•	58,904,993 shares of our common stock to be issued upon the exchange of 58,904,993 Exchangeable Shares (the “Exchangeable Shares”) issued by FA Sub 2 Limited to certain GLG Shareowners. Each Exchangeable Share is exchangeable at any time at the election of the holder for one share of our common stock; and

•	58,904,993 shares of our Series A preferred stock, par value $0.0001 per share issued with the corresponding Exchangeable Shares which carry only voting rights and nominal economic rights and which will automatically be redeemed on a share-for-share basis as Exchangeable Shares are exchanged for shares of our Common Stock.

The aggregate of $1.0 billion in cash and promissory notes necessary to pay the cash portion of the purchase price to the GLG Shareowners was financed through a combination of (1) approximately $571.1 million of proceeds raised in our initial public offering and the co-investment by our sponsors, Berggruen Holdings North America Ltd. and Marlin Equities II, LLC, immediately prior to the consummation of the Acquisition and (2) bank debt financing of $530.0 million of the $570.0 million available under the new credit facilities. The remaining capacity under the credit facilities has been drawn down for working capital and general corporate purposes.

The Acquisition is accounted for as a reverse acquisition. The combined group composed of the Acquired Companies has been treated as the acquiring entity and the continuing reporting entity for accounting purposes. Upon completion of the Acquisition, our assets and liabilities were recorded at historical cost and added to those of the Acquired Companies. Because we had no active business operations prior to consummation of the Acquisition, the Acquisition was accounted for as a recapitalization of the Acquired Companies.

In this Management’s Discussion and Analysis of Financial Condition and Results of Operations, references to “GLG” should be taken to refer to the combined business of the GLG Entities prior to November 2, 2007, and references to “we”, “us, “our” and “the Company” shall be taken to refer to the business of GLG Partners, Inc. and its subsidiaries from and after November 2, 2007.

Factors Affecting Our Business

Our business and results of operations are impacted by the following factors:

•	Assets under management. Our revenues from management and administration fees are directly linked to AUM. As a result, our future performance will depend on, among other things, our ability both to retain AUM and to grow AUM from existing and new products.

•	Fund performance. Our revenues from performance fees are linked to the performance of the GLG Funds and accounts we manage. Performance also affects AUM because it influences investors’ decisions to invest assets in, or withdraw assets from, the GLG Funds and accounts managed by us.

•	Personnel, systems, controls and infrastructure. We depend on our ability to attract, retain and motivate leading investment and other professionals. Our business requires significant investment in our fund management platform, including infrastructure and back-office personnel. We have in the past paid, and expect to continue in the future to pay, these professionals significant compensation and a share of our profits.

•	Fee rates. Our management and administration fee revenues are linked to the fee rates we charge the GLG Funds and accounts we manage as a percentage of their AUM. Our performance fees are linked to the rates we charge the GLG Funds and accounts we manage as a percentage of their performance-driven asset growth, subject to “high water marks”, whereby performance fees are earned by us only to the extent that the net asset value of a GLG Fund at the end of a measurement period exceeds the highest net asset value on a preceding measurement period end for which we earned performance fees, and further subject, in some cases, to performance hurdles.

In addition, our business and results of operations may be affected by a number of external market factors. These include global asset allocation trends, regulatory developments and overall macroeconomic activity. Due to these and other factors, our operating results may reflect significant volatility from period to period.

We operate in only one business segment, the management of global investment funds and accounts.

Critical Accounting Policies

For the period prior to November 2, 2007, our accounts are presented based upon the combined financial statements of the GLG Entities, which have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP, and in accordance with the criteria presented below.

For the period from and after November 2, 2007, our accounts are presented based on the consolidated financial statements of GLG Partners, Inc. and its consolidated subsidiaries.

The preparation of financial statements in accordance with GAAP requires the use of estimates and assumptions that could affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues, expenses and other income. Actual results could differ materially from these estimates. A summary of our significant accounting policies is presented in Note 2 of the notes to our combined and consolidated financial statements included in this Annual Report on Form 10-K. The following is a summary of our critical accounting policies that are most affected by judgments, estimates and assumptions.

Combination and Consolidation Criteria

For the period prior to November 2, 2007, we have prepared combined financial statements of the accounting acquirer, GLG. The combined financial statements of GLG combine those entities in which the Principals and Trustees had control over significant operating, financial or investing decisions. Upon consummation of the Acquisition, the GLG Entities became wholly owned subsidiaries of the Company and from that date the financial statements have been prepared on a consolidated basis and consolidate those entities over which the legal parent, the Company, has control over significant operating, financial or investing decisions.

The analysis as to whether to combine or consolidate an entity is subject to a significant amount of judgment. Some of the criteria considered are the determination as to the degree of control over an entity by its various equity holders, the design of the entity, how closely related the entity is to each of its equity holders and the relationship of the equity holders to each other.

We have determined that we do not own a substantive, controlling interest in any of the investment funds we manage and that they are not variable interest entities in which we are the primary beneficiary. As a result, none of the GLG Funds are required to be consolidated into our financial statements. For all GLG Funds, a simple majority of the unrelated investors has the ability to remove us from our position as fund manager. The majority of the directors of the boards of the GLG Funds are independent directors.

Revenue Recognition

Performance Fees

Performance fee rates are calculated as a percentage of investment gains less management and administration fees, subject to “high water marks” and, in the case of most long-only funds, four external funds of funds, or FoHF, and two single-manager alternative strategy funds, to performance hurdles, over a measurement period, generally six months. We have elected to adopt the preferred method of recording performance fee income, Method 1 of Emerging Issues Task Force (“EITF”) Topic D-96, “Accounting for Management Fees Based on a Formula” (“Method 1”). Under Method 1, we do not recognize performance fee revenues until the end of the measurement period when the amounts are contractually payable, or “crystallized”.

The majority of the GLG Funds and accounts managed by us have contractual measurement periods that end on each of June 30 and December 31. As a result, the performance fee revenues for our first fiscal quarter and third fiscal quarter results do not reflect revenues from uncrystallized performance fees during these three-month periods. These revenues will be reflected instead at the end of the fiscal quarter in which such fees crystallize.

Compensation and Limited Partner Profit Share

Compensation expense related to performance fees is accrued during the period for which the related performance fee revenue is recognized and is adjusted monthly based on year-to-date profitability and revenues recognized on a year-to-date basis.

We also have a limited partner profit share arrangement which remunerates certain individuals through distributions of profits from two of our subsidiaries paid either to two limited liability partnerships in which those individuals are members or directly to those individuals who are members of the two subsidiaries. These partnership draws are priority distributions, which are recognized in the period in which they are payable. There is an additional limited partner profit share distribution, which is recognized in the period in which it is declared. These partnership draws and profit share distributions are referred to as “limited partner profit shares” and are discussed further under “— Expenses — Employee Compensation and Benefits and Limited Partner Profit Share” below.

Equity-Based Compensation

Prior to December 31, 2006, GLG had not granted any equity-based awards. In March 2007, GLG established the equity participation plan to provide certain key individuals, through their direct or indirect limited partnership interests in two limited partnerships, Sage Summit LP and Lavender Heights Capital LP, with the right to receive a percentage of the proceeds derived from an initial public offering relating to the Acquired Companies or a third-party sale of the Acquired Companies. Upon consummation of the Acquisition, Sage Summit LP and Lavender Heights Capital LP received collectively 15% of the total consideration of cash and our capital stock payable to the owners of the Acquired Companies in the Acquisition. The equity participation plan is subdivided into an “A Sub-Plan” and a “B Sub-Plan”. These limited partnerships distributed to A Sub-Plan limited partners an aggregate of 25% of such amounts upon consummation of the Acquisition, and the remaining 75% will be distributed to the limited partners in three equal installments upon vesting over a three-year period on the first, second and third anniversaries of the consummation of the Acquisition, subject to the ability of the general partners of the limited partnerships, whose respective boards of directors consist of the Trustees, to accelerate vesting. B Sub-Plan member entitlements vest in equal installments on the first, second, third and fourth anniversaries of the consummation of the Acquisition subject to the ability of the general partners of the limited partnerships, whose respective boards of directors consist of The Trustees, to accelerate vesting. The unvested portion of such amounts will be subject to forfeiture in the event of termination of the individual as a limited partner prior to each vesting date, unless such termination is without cause after there has been a change in control of our company or due to death or disability. The equity portion of this plan is being accounted for in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), and the EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, which require that such equity instruments are recorded at their fair value on the measurement date, which date is typically upon the inception of the services that will be performed, remeasured at subsequent dates to the extent the awards are unvested, and amortized into expense over the vesting period on a straight-line basis.

Ten million shares of our common stock issued as part of the purchase price in respect of the Acquisition, of which 9,989,000 shares have been allocated to our employees, service providers and certain key personnel, subject to vesting, typically over four years, which may be accelerated, under the Restricted Stock Plan. Any unvested stock awards will be returned to us.

We also adopted the 2007 Long-Term Incentive Plan, or LTIP, which provides for the grants of incentive and non-qualified stock options, stock appreciation rights, common stock, restricted stock, restricted stock units, performance units and performance shares to employees, service providers, non-employee directors and certain key personnel who hold direct or indirect limited partnership interests in certain GLG Entities. The Company is authorized to issue up to 40 million shares under the LTIP.

In addition, the Principals and the Trustees have entered into an agreement among principals and trustees which will provide that, in the event a Principal voluntarily terminates his employment with us for any reason prior to the fifth anniversary of the closing of the Acquisition, a portion of the equity interests held by that

Principal and his related Trustee as of the closing of the Acquisition will be forfeited to the Principals who are still employed by us and their related Trustees.

All of these arrangements are accounted for in accordance with SFAS 123(R) and will be amortized into expense over the applicable vesting period using the accelerated method. As a result, following the completion of the Acquisition, compensation and benefits reflect the amortization of a significant non-cash equity-based compensation expense associated with the vesting of these equity-based awards, which under GAAP acts to reduce our net income and may result in net losses. The agreement provides for vesting of 17.5% on the consummation of the Acquisition, and 16.5% on each of the first through fifth anniversaries of the Acquisition.

SFAS 123(R) requires a company to estimate the cost of share-based payment awards based on estimated fair values. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period. For awards with performance conditions, we will make an evaluation at the grant date and future periods as to the likelihood of the performance targets being met. Compensation expense is adjusted in future periods for subsequent changes in the expected outcome of the performance conditions until the vesting date. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Income Tax

Historically, the only GLG entity earning significant profits subject to company-level income taxes was GLG Holdings Limited, which was subject to U.K. corporate income tax. Most of the balance of the profit was earned by pass-through or other entities that did not incur significant company-level income taxes.

Following the Acquisition, profits repatriated back to the United States (e.g., in the form of dividends) are subject to U.S. taxation. As it is our intention to pay dividends, we expect to repatriate some of our profits in this manner and we expect to experience U.S. taxation on those repatriated profits. In connection with the Acquisition, we recognized for U.S. income tax purposes the value of goodwill and certain other intangibles which we are amortizing and deducting for U.S. income tax purposes over a 15-year period. Depending on the amount of profits repatriated, this tax amortization deduction will effectively reduce U.S. tax expense on repatriated profits. Allocation of income among business activities and entities is subject to detailed and complex rules applied to facts and circumstances that generally are not readily determinable at the date financial statements are prepared. Accordingly, estimates are made of income allocations in computing financial statement effective tax rates that may differ from actual allocations determined when tax returns are prepared or after examination by tax authorities.

We account for taxes using the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes”, under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is established when we believe it is more likely than not that a deferred tax asset will not be realized.

Net Revenues

All fee revenues are presented in this Annual Report on Form 10-K net of any applicable rebates or sub-administration fees.

Where a single-manager alternative strategy fund or internal FoHF managed by us invests in an underlying single-manager alternative strategy fund managed by us, the “investing fund” is the top-level GLG Fund into which a client invests and the “investee fund” is the underlying GLG Fund into which the investing fund invests. For example, the GLG European Long-Short Fund invests in the GLG Utilities Fund. In that case, the GLG European Long-Short Fund is the investing fund and the GLG Utilities Fund is the investee fund.

Management Fees

Our gross management fee rates are set as a percentage of fund AUM. Management fee rates vary depending on the product, as set forth in the table below (subject to fee treatment of fund-in-fund reinvestments as described below):

Product	General range of gross fee rates (% of AUM)
Single-manager alternative strategy funds	1.50% — 2.50%*
Long-only funds	0.75% — 2.25%
Internal FoHF	0.25% — 1.00% (at the investing fund level)
External FoHF	1.50% — 1.95%

*	When one of the single-manager alternative strategy funds or internal FoHFs managed by us invests in an underlying single-manager alternative strategy fund managed by us, management fees are charged at the investee fund level. In addition, management fees are charged on the following GLG Funds at the investing fund level: (1) GLG Multi Strategy Fund; and (2) Prime GLG Diversified Fund (in liquidation).

Management fees are generally paid monthly, one month in arrears.

Most GLG Funds managed by us have share classes with distribution fees that are paid to third-party institutional distributors with no net economic impact to us. In certain cases, we may rebate a portion of our gross management fees in order to compensate third-party institutional distributors for marketing our products and, in a limited number of historical cases, in order to incentivize clients to invest in funds managed by us.

Performance Fees

Our gross performance fee rates are set as a percentage of fund performance, calculated as investment gains (both realized and unrealized), less management and administration fees, subject to “high water marks” and, in the case of most long-only funds, four external FoHFs and four single-manager alternative strategy funds, to performance hurdles. As a result, even when a GLG Fund has positive fund performance, we may not earn a performance fee due to negative fund performance in prior measurement periods and in some cases due to a failure to reach a hurdle rate. Performance fee rates vary depending on the product, as set forth in the table below (subject to fee treatment of fund-in-fund investments as described below):

Product	General range of gross fee rates (% of investment gains)
Single-manager alternative strategy funds	20% — 30%*
Long-only funds	20% (may be subject to hurdle)
Internal FoHF	0% — 20% (at the investing fund level)
External FoHF	5% — 10% (may be subject to hurdle)

*	When one of the single-manager alternative strategy funds or internal FoHFs managed by us invests in an underlying single-manager alternative strategy fund managed by us, performance fees are charged at the investee fund level. In addition, performance fees are charged on the following GLG Funds at the investing fund level: (1) Prime GLG Diversified Fund (in liquidation); and (2) GLG Global Aggressive Fund, to the extent, if any, that the performance fee at the investing fund level is greater than the performance fee at the investee fund level.

We have adopted Method 1 for recognizing performance fee revenues and under Method 1 do not recognize performance fee revenues until the end of the measurement period when the amounts are crystallized, which for the majority of the investment funds and accounts managed by us is on June 30 and December 31.

Administration Fees

Our gross administration fee rates are set as a percentage of fund AUM. Administration fee rates vary depending on the product. From our gross administration fees, we pay sub-administration fees to third-party administrators and custodians, with the residual fees recognized as our net administration fee. Administration fees are generally paid monthly, one month in arrears.

When one of the single-manager alternative strategy funds or internal FoHFs managed by us invests in an underlying single-manager alternative strategy fund managed by us, administration fees are charged at both the investing and investee fund levels.

Change in Business Practice

Prior to 2005, GLG levied transaction charges on certain of the funds we managed, with respect to certain investment types, on a per-trade basis, and only charged administration fees to cover sub-administration fees paid to third parties. However, beginning in 2005, GLG ceased levying transaction charges and increased administration fee rates for these funds, which going forward include a portion retained by us. This transition was effected on a fund-by-fund basis; GLG ceased to levy transaction charges on all GLG Funds by the end of 2005, and administration fees were rolled out to all of the single-manager alternative strategy GLG Funds by early 2006, and to all of the long-only GLG Funds by the end of 2006. The elimination of transaction charges was only partially offset by the increase in administration fee rates. This resulted in lower fund expenses which contributed to higher performance fees. The combined impact of this change in business practice was a net reduction in the fees and charges earned by GLG from the GLG Funds in 2005 compared to 2004. However, we believe that, given competitive factors, the increasing importance of institutional accounts and the need to better position ourselves to enter new markets, this change was necessary to execute on our long-term growth strategy. Substantially all of the impact of these changes was reflected in 2006.

Fees on Managed Accounts

Managed account fee structures are negotiated on an account-by-account basis and may be more complex than for the GLG Funds. Across the managed account portfolio, fee rates vary according to the underlying mandate and in the aggregate are generally within the performance and management fee ranges charged with respect to comparable fund products.

Expenses

Employee Compensation and Limited Partner Profit Share

To attract, retain and motivate the highest quality investment and other professionals, we provide significant remuneration through salary, discretionary bonuses, profit sharing and other benefits.

The largest component of expenses is compensation and other benefits payable to our investment and other professionals. This includes significant fixed annual salary or limited partner profit share and other compensation based on individual, team and company performance and profitability.

Beginning in mid-2006, GLG entered into partnership with a number of our key personnel in recognition of their importance in creating and maintaining the long-term value of our business. These individuals ceased to be employees and either became holders of direct or indirect limited partnership interests in the Acquired Companies or formed two limited liability partnerships through which they provided services to the Acquired Companies. Through these partnership interests, these key individuals are entitled to partnership draws as priority distributions, which are recognized in the period in which they are payable. There is an additional limited partner profit share distribution, which is recognized in the period in which it is declared. This additional distribution typically occurs at the beginning of each year and represents a substantial majority of the limited partner project share paid each year. Key personnel that are participants in the limited partner profit share arrangement do not receive salaries or discretionary bonuses from us. Limited partner profit share does not affect net income, whereas comparable amounts paid to these key personnel as employees had been recorded as employee compensation and benefits prior to mid-2006 and accordingly reduced our net income.

Under GAAP, limited partner profit share cannot be presented as employee compensation expense. However, we believe that it is more appropriate to treat limited partner profit share as expense when considering business performance because it reflects the cost of the services provided to us by the participants in the limited partner profit share arrangement.

Following the Acquisition, and as required by SFAS 123(R), our GAAP compensation expense reflects share-based and other compensation recognized in respect of (a) the equity participation plan, (b) the 10,000,000 shares allocated for the benefit of employees, service providers and certain key personnel under the Restricted Stock Plan, and (c) the agreement among the principals and trustees (collectively, the “Acquisition-related compensation expense”).

Under GAAP, there is an annual non-cash charge to compensation expense for Acquisition-related compensation expense based on certain service conditions. However, management believes that this charge does not reflect our ongoing core business operations and compensation expense and excludes such amounts for purposes of assessing our ongoing core business performance. As a result, we present non-GAAP PSCB (as discussed below) as excluding such Acquisition-related compensation expense.

As a result of our view in respect of limited partner profit share and Acquisition-related compensation expense, we present the measure “non-GAAP comprehensive limited partner profit share, compensation and benefits”, or non-GAAP PSCB, which is a non-GAAP financial measure used to calculate adjusted net income, as described below under “— Assessing Business Performance”, and which adds limited partner profit share to employee compensation expense, and deducts Acquisition-related compensation expense from employee compensation expense, to show the total cost of the services provided to us by both participants in the limited partner profit share arrangement and employees in relation to services rendered during the periods under consideration.

The components of total non-GAAP PSCB are:

•	Base compensation — contractual compensation paid to employees in the form of base salary, which is expensed as incurred.

•	Variable compensation — payments that arise from the contractual entitlements of personnel to a fixed percentage of certain variable fee revenues attributable to such personnel with respect to GLG Funds and managed accounts. Variable compensation expense is recognized at the same time as the underlying fee revenue is crystallized, which may be monthly or semi-annually (on June 30 and December 31), depending on the fee revenue source.

•	Discretionary compensation — payments that are determined by the Company’s management in its sole discretion and are generally linked to performance. In determining such payments, the Company’s management considers, among other factors, the ratio of total discretionary compensation to total revenues; however, this ratio may vary between periods and, in particular, significant discretionary bonuses may still be paid in a period of low performance for retention and incentivization purposes. This discretionary compensation is paid to employees in the form of a discretionary cash bonus. Discretionary compensation is generally declared and paid following the end of each calendar year. However, the notional discretionary compensation charge is adjusted monthly based on the year-to-date profitability and revenues recognized on a year-to-date basis. As the majority of the GLG Funds crystallize their performance fees at June 30 and December 31, the majority of discretionary compensation expense crystallizes at year end and is typically paid in January following the year end.

•	Limited partner profit share — distributions of limited partner profit shares under the limited partner profit share arrangement described below.

Limited Partnership Profit Share

The key personnel who are participants in the limited partner profit share arrangement provide services to us through two limited liability partnerships, Laurel Heights LLP and Lavender Heights LLP (the “LLPs”), which are limited partners in GLG Partners LP and GLG Partners Services LP, respectively. The amount of profits attributable to each of the LLPs is determined at our discretion based upon the profitability of our business and our view of the contribution to revenues and profitability from the services provided by each limited partnership during that period. The amount of such distribution is accrued monthly although it is generally crystallized at year end. However, the notional distribution accrual is adjusted monthly based on the year-to-date profitability and revenues recognized on a year-to-date basis. A portion of the partnership distribution is advanced monthly as a draw against final determination of profit share. Once the final profit allocation is determined, typically in January following each year end, it will be paid to the LLPs, as limited partners, less any amounts paid as advance drawings during the year. Other limited partners of GLG Partners Services LP who receive profit allocations include two investment professionals, Steven Roth and Greg Coffey (through Saffron Woods Corporation) who are not members of Lavender Heights LLP, but whose profit distributions from GLG Partners Services LP are determined in the same manner as the allocation of profit shares to individual members of the LLP described below and included in the limited partner profit measure, as described below.

Under GAAP, such distributions are recognized when declared and paid. Because the amounts relate to revenues recognized in the previous accounting period, we use a non-GAAP adjustment to deduct from the period when declared and paid any LLP distributions and any distributions to Steven Roth and Saffron Woods Corporation made after the end of each accounting period relating to revenues recognized in the previous accounting period and add them to the previous accounting period, as we believe this more accurately reflects the net income for the relevant period. This non-GAAP adjustment is also included in the measure “limited partner profit share” used in determining non-GAAP PSCB.

Allocation of Profit Shares to Individual Members of LLPs

Profit allocations made to the LLPs by GLG Partners LP and GLG Partners Services LP make up substantially all of the LLPs’ net profits for each period. Members are entitled to a base limited partner profit share priority drawing, which is a fixed amount and paid as a partnership draw. Certain members are also entitled to a variable limited partner profit share priority drawing based on a fixed percentage of certain variable fee revenues attributable to such personnel with respect to GLG Funds and managed accounts, which are paid as a partnership draw. After year end, the managing members of the LLPs will declare discretionary allocations to the key personnel who participate in the limited partner profit share arrangement and who are LLP members from the remaining balance of the LLPs’ net profits, after taking into account the base and variable limited partnership profit share priority drawings, based on their view of those individuals’ contribution to the generation of these profits. This process will typically take into account the nature of the services provided to us by each key personnel, his or her seniority and the performance of the individual during the period. The notional limited partner profit share expense accrual is adjusted monthly based on year-to-date profitability and revenues recognized on a year-to-date basis. Profit allocations, net of any amounts paid during the year as priority partnership drawings, will typically be paid to the members in January following each year end.

We believe that the adjustments made to include limited partner profit share in non-GAAP PSCB do not give rise to an income tax effect. See “— Non-GAAP Expense Measures” under each period to period comparison discussed under “— Results of Operations — Expenses” for a reconciliation of non-GAAP PSCB to GAAP employee compensation and benefits for the periods presented.

As our investment performance improves, our compensation costs and performance-related limited partner profit share distributions are expected generally to rise correspondingly. In addition, equity-based compensation costs may vary significantly from period to period depending on the market price of our common stock, among other things. In order to retain our investment professionals during periods of poor performance, we may have to pay our investment professionals significant amounts, even if we earn low or no performance fees. In these circumstances these payments may represent a larger proportion of our revenues than historically.

In addition to share-based compensation expense discussed above, we are recording, and will continue to record, compensation expense with respect to the cash portion of the awards under the equity participation plan in the aggregate amount of $150 million. For the three 12-month periods beginning with the consummation of the Acquisition, compensation expense will include $104 million, $32 million and $13 million related to the cash portion of the equity participation plan.

General and Administrative

Our non-personnel cost base represents the expenditure required to provide an effective investment infrastructure and marketing operation. Key elements of the cost base are, among other things, professional services fees, temporary and contract employees, travel, information technology and communications, business development and marketing, occupancy, facilities and insurance.

Assessing Business Performance

As discussed above under “— Expenses — Employee Compensation and Benefits and Limited Partner Profit Share”, we assesses our personnel-related expenses based on the measure non-GAAP PSCB. Non-GAAP PSCB reflects GAAP employee compensation and benefits, adjusted to include the limited partner profit shares and to exclude the Acquisition-related compensation expense described above under “— Expenses — Employee Compensation and Benefits and Limited Partner Profit Share”.

In addition, we assess the underlying performance of our business based on the measure “adjusted net income”, which adjusts for the difference between GAAP employee compensation and benefits and non-GAAP PSCB as discussed above. See “— Results of Operations — Adjusted Net Income” for a reconciliation of adjusted net income to net income for the periods presented.

Non-GAAP PSCB is not a measure of financial performance under GAAP and should not be considered as an alternative to GAAP employee compensation and benefits. Further, adjusted net income is not a measure of financial performance under GAAP and should not be considered as an alternative to GAAP net income as an indicator of our operating performance or any other measures of performance derived in accordance with GAAP. The non-GAAP financial measures we present may be different from non-GAAP financial measures used by other companies.

We are providing these non-GAAP financial measures to enable investors, securities analysts and other interested parties to perform additional financial analysis of our personnel-related costs and our earnings from operations and because we believe that they will be helpful to investors in understanding all components of the personnel-related costs of our business. We believe that the non-GAAP financial measures also enhance comparisons of our core results of operations with historical periods. In particular, we believe that the non-GAAP adjusted net income measure better represents profits available for distribution to stockholders than does GAAP net income. In addition, we use these non-GAAP financial measures in our evaluation of our core results of operations and trends between fiscal periods and believe these measures are an important component of our internal performance measurement process. We also prepare forecasts for future periods on a basis consistent with these non-GAAP financial measures.

Under our revolving credit and term loan facilities, we are required to maintain compliance with certain financial covenants based on adjusted earnings before interest expense, provision for income taxes, depreciation and amortization, or adjusted EBITDA, which is calculated based on the non-GAAP adjusted net income measure, further adjusted to add back interest expense, provision for income taxes, depreciation and amortization. Non-GAAP adjusted net income has certain limitations in that it may overcompensate for certain costs and expenditures related to our business and may not be indicative of the cash flows from operations as determined in accordance with GAAP.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS 160 is effective prospectively, except for certain retrospective disclosure requirements, for fiscal years beginning after December 15, 2008. This statement will be effective for the Company beginning in fiscal 2009. As described above, the primary impact of the statement will be the reclassification of minority interests from liabilities to stockholders’ equity and their re-labelling as “non-controlling interests”. In addition, presently under ARB No. 51, non-controlling interests only share in losses to the extent that they have available equity to absorb losses. Under SFAS 160, the non-controlling interests will fully share in losses as well as profits.

Assets Under Management

December 31, 2007 Compared to December 31, 2006

Change in AUM between December 31, 2007 and December 31, 2006

	As of December 31,
	2007	2006	Change
	(Dollars in millions)

Alternative strategy	$18,833	$10,410	$8,423
Long-only	4,774	3,815	959
Internal FoHF	2,318	1,261	1,057
External FoHF	598	568	31

Gross fund-based AUM	26,523	16,053	10,470

Managed accounts	2,357	1,233	1,124
Cash and other holdings	206	310	(104)

Gross AUM	29,086	17,596	11,490

Less: internal FoHF investments in GLG funds	(2,331)	(1,268)	(1,063)
Less: external FoHF investments in GLG funds	(53)	(49)	(4)
Less: alternatives fund-in-fund investments	(2,090)	(1,125)	(965)

Net AUM	$24,612	$15,154	$9,457

	Year Ended December 31,
	2007	2006

Quarterly average gross AUM	$22,090	$15,007
Quarterly average net AUM	18,981	12,890

Opening net AUM	$15,154	$10,300

Inflows (net of redemptions)	6,077	2,621
Net performance (gains net of losses and fees)	2,383	1,541
Currency translation impact	997	692

Closing net AUM	$24,612	$15,154

During 2007, our gross AUM increased by $11.5 billion to $29.1 billion and net AUM increased by $9.5 billion to $24.6 billion. Such growth in net AUM was attributable to the following factors:

•	A general increase in demand for our fund and managed account products, which resulted in inflows (net of redemptions) of $6.1 billion, which were responsible for 64.3% of net AUM growth in 2007. This growth was primarily attributable to:

•	Continued interest in our established investment fund products; and

•	Investor demand for our new investment funds launched during 2007;

•	Positive fund and managed account performance during 2007, resulting in performance gains (net of losses) of $2.4 billion, which were responsible for 25.2% of net AUM growth in 2007; and

•	Weakening of the U.S. dollar against other currencies in which our funds and accounts are denominated, resulting in foreign exchange movements of $1.0 billion, which were responsible for 10.5% of net AUM growth in 2007.

The ratio between net and gross AUM remained generally unchanged between the two dates, due to generally stable and consistent relative levels of fund-in-fund investments, with respect to both investments by our FoHF products in certain funds managed by us and investments by certain single-manager alternative strategy funds managed by us in other single-manager alternative strategy funds managed by us.

December 31, 2006 Compared to December 31, 2005

Change in AUM between December 31, 2006 and December 31, 2005

	As of December 31,
	2006	2005	Change
	(Dollars in millions)

Alternative strategy	$10,410	$7,030	$3,380
Long-only	3,815	3,253	561
Internal FoHF	1,261	790	470
External FoHF	568	410	158

Gross fund-based AUM	16,053	11,484	4,569

Managed accounts	1,233	335	898
Cash and other holdings	310	229	81

Gross AUM	17,596	12,047	5,548

Less: internal FoHF investments in GLG funds	(1,268)	(805)	(462)
Less: external FoHF investments in GLG funds	(49)	—	(49)
Less: alternatives fund-in-fund investments	(1,125)	(942)	(183)

Net AUM	$15,154	$10,300	$4,854

	Year Ended December 31,
	2006	2005

Quarterly average gross AUM	$15,007	$12,166
Quarterly average net AUM	12,890	10,549

Opening net AUM	$10,300	$11,671

Inflows (net of redemptions)	2,621	(1,362)
Net performance (gains net of losses and fees)	1,541	690
Currency translation impact	692	(698)

Closing net AUM	$15,154	$10,300

During 2006, our gross AUM increased by $5.5 billion to $17.6 billion and net AUM increased by $4.9 billion to $15.2 billion. Such growth in net AUM was attributable to the following factors:

•	A general increase in demand for our fund and managed account products, which resulted in inflows (net of redemptions) of $2.6 billion, which were responsible for 54.0% of net AUM growth in 2006. This growth was primarily attributable to:

•	Continued interest in our established investment fund products; and

•	Investor demand for our new investment funds launched during 2006;

•	Positive fund and managed account performance during 2006, resulting in performance gains (net of losses) of $1.5 billion, which was responsible for 31.7% of net AUM growth in 2006; and

•	Weakening of the U.S. dollar against other currencies in which our funds and accounts are denominated, resulting in foreign exchange movements of $0.7 billion, which were responsible for 14.3% of net AUM growth in 2006.

The ratio between net and gross AUM remained generally unchanged between the two dates, due to generally stable and consistent relative levels of fund-in-fund investments, with respect to both investments by our FoHF products in certain funds managed by us and investments by certain single-manager alternative strategy funds managed by us in other single-manager alternative strategy funds managed by us.

Results of Operations

Combined GAAP Statement of Income Information

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Revenues
Management fees, net	$287,152	$186,273	$137,958
Performance fees, net	678,662	394,740	279,405
Administration fees, net	64,224	34,814	311
Transaction charges	—	—	184,252
Other	10,080	5,039	1,476

Total net revenues and other income	$1,040,118	$620,866	$603,402

Expenses
Employee compensation and benefits	$(810,212)	$(168,386)	$(345,918)
General, administrative and other	(108,926)	(68,404)	(64,032)

Total expenses	(919,138)	(236,790)	(409,950)

Income from operations	120,980	384,076	193,452

Net interest income	2,350	4,657	2,795
Income before income taxes	123,330	388,733	196,247
Income taxes	(64,000)	(29,225)	(25,345)

Income before minority interests	59,330	359,508	170,902

Minority interests:
Share of losses/(income)	36,015	(182)	(652)
Cumulative dividends on Exchangeable Shares	(2,723)	—	—

Net income attributable to common stockholders	$92,622	$359,326	$170,250

Net Revenues and Other Income

  Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Change in GAAP Net Revenues and Other Income between
Year Ended December 31, 2007 and December 31, 2006

	Year Ended December 31,
	2007	2006	Change
	(Dollars in thousands)

Net revenues and other income
Management fees, net	$287,152	$186,273	$100,879
Performance fees, net	678,662	394,740	283,922
Administration fees, net	64,224	34,814	29,410
Transaction charges	—	—	—
Other	10,080	5,039	5,041

Total net revenues and other income	$1,040,118	$620,866	$419,252

Key ratios
Total net revenues and other income/average net AUM	5.48%	4.82%	0.66%

Management fees/average net AUM	1.51%	1.45%	0.06%

Total net revenues and other income increased by $419.3 million, or 67.5%, to $1.0 billion. This increase was driven by growth in all categories of fee revenue, especially in relation to management fees and performance fees.

For each type of fee revenue, we use net fee yield as a measure of our fees generated for every dollar of our net AUM. The net management, performance and administration fee yield is equal to the management fees, performance fees or administration fees, respectively, divided by quarterly average net AUM for the applicable period.

Management fees increased by $100.9 million, or 54.2%, to $287.2 million. This growth was driven by two main factors:

•	a 47.2% higher quarterly average net AUM balance between the periods which, at constant net management fee yield, resulted in an increase in management fees of $88.0 million, or 87.2% of the total increase in management fees; and

•	an increase in the net management fee yield from 1.45% to 1.51%, reflecting higher management fees per unit of AUM, which, when applied to the increased net AUM base, resulted in an increase in management fees of $12.9 million, or 12.8% of the total increase in management fees. The higher net management fee yield was attributable primarily to investors participating in GLG Funds and managed accounts with higher management fee rates.

Performance fees increased by $283.9 million, or 71.9%, to $678.7 million. This growth was driven by two main factors:

•	a 47.2% higher quarterly average net AUM balance between the periods which, at constant net performance fee yield, resulted in an increase in performance fees of $186.5 million, or 65.7% of the total increase in performance fees;

•	an increase in the annualized net performance fee yield from 3.06% to 3.58% which, when applied to the increased net AUM base, resulted in an increase in performance fees of $97.4 million, or 34.3% of the total increase in performance fees. The higher net performance fee yield was attributable to stronger performance delivering higher performance fees per unit of AUM.

Net administration fees increased by $29.4 million, or 84.5%, to $64.2 million. This growth was driven by two main factors:

•	a 47.2% higher quarterly average net AUM balance between the periods which, at constant administration fee yield, resulted in an increase in administration fees of $16.4 million, or 55.9% of the total increase in administration fees; and

•	an increase in the net administration fee yield from 0.27% to 0.34% which, when applied to the increased net AUM base, resulted in an increase in administration fees of $13.0 million, or 44.1% of the total increase in administration fees. The higher net administration fee yield was attributable primarily to investors participating in GLG Funds and managed accounts with higher net administration fee rates.

Other income increased by $5.0 million, or 100.1%, to $10.1 million. This increase was primarily due to our holding non-U.S. dollar cash balances which appreciated in value against the U.S. dollar giving rise to certain foreign exchange gains reflected in “Other income”.

  Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Change in GAAP Net Revenues and Other Income between
Year Ended December 31, 2006 and December 31, 2005

	Year Ended December 31,
	2006	2005	Change
	(Dollars in thousands)

Net revenues and other income
Management fees, net	$186,273	$137,958	$48,315
Performance fees, net	394,740	279,405	115,335
Administration fees, net	34,814	311	34,503
Transaction charges	—	184,252	(184,252)
Other	5,039	1,476	3,563

Total net revenues and other income	$620,866	$603,402	$17,464

Key ratios
Total net revenues and other income/average net AUM	4.82%	5.72%	(0.90)%

Management fees/average net AUM	1.45%	1.31%	0.14%

Total net revenues and other income increased by $17.5 million, or 2.9%, to $620.9 million. This increase was driven by growth in both management and performance fees, offset by net revenue loss resulting from the transition from a transaction charge to an administration fee model in 2005.

Management fees increased by $48.3 million, or 35.0%, to $186.3 million. This growth was driven by two main factors:

•	a 22.2% higher quarterly average net AUM balance between the periods which, at constant net management fee yield, resulted in an increase in management fees of $30.6 million, or 63.4% of the total increase in management fees; and

•	an increase in the net management fee yield from 1.31% to 1.45%, reflecting higher management fees per unit of AUM, which, when applied to the increased net AUM base, resulted in an increase in management fees of $17.7 million, or 36.6% of the total increase in management fees. The higher net management fee yield was attributable primarily to investors participating in GLG Funds and managed accounts with higher management fee rates.

Performance fees increased by $115.3 million, or 41.3%, to $394.7 million. This growth was driven by two main factors:

•	a 22.2% increase in quarterly average net AUM balances between the periods which, at constant net performance fee yield, resulted in an increase in performance fees of $62.0 million, or 53.8% of the total increase in performance fees; and

•	an increase in the net performance fee yield from 2.65% to 3.06% which, when applied to the increased net AUM base, resulted in an increase in performance fees of $53.3 million, or 46.2% of the total increase in performance fees. The higher net performance fee yield was attributable to stronger performance delivering higher performance fees per unit of AUM. The increase in performance was partly attributable to the transition to an administration fee model from a transaction charge model in 2005, which reduced fund expenses and resulted in higher fund performance. Substantially all of the impact of these changes was reflected in 2006.

Combined revenues from transaction charges and net administration fees fell by $149.7 million, or 81.1%, to $34.8 million. This reduction was attributable primarily to the transition from a transaction charge to an administration fee model in 2005.

Other income increased by $3.6 million, or 241.4%, to $5.0 million. This increase was primarily due to our holding non-U.S. dollar cash balances which appreciated in value against the U.S. dollar giving rise to certain foreign exchange gains reflected in “Other income”.

Expenses

  Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Change in GAAP Expenses between Year Ended
December 31, 2007 and December 31, 2006

	Year Ended December 31,
	2007	2006	Change
	(Dollars in thousands)

Expenses
Employee compensation and benefits	$(810,212)	$(168,386)	$(641,826)
General, administrative and other	(108,926)	(68,404)	(40,522)

Total expenses	$(919,138)	$(236,790)	$(682,348)

Key ratios
Employee compensation and benefits/total GAAP net revenues and other income	77.90%	27.12%	50.78%
General, administrative and other/total GAAP net revenues and other income	10.47%	11.02%	(0.55)%

Total expenses/total GAAP net revenues and other income	88.37%	38.14%	50.23%

Employee compensation and benefits increased by $641.8 million, or 381.2%, to $810.2 million. This increase was driven primarily by the following factors:

•	An increase in compensation attributable to the growth in our headcount as our operations grew; and

•	Acquisition-related compensation expense of $639 million

The increase was partially offset by the fact that certain of our personnel ceased to be employees at the end of the second quarter of 2006. These personnel became direct or indirect limited partners in the entities which had previously employed them, resulting in comparable amounts which had been paid as compensation being paid as limited partner profit share.

General, administrative and other expenses increased by $40.5 million, or 59.2%, to $108.9 million. This increase was mainly attributable to the significant growth in our business and scale of our operations, which led to an increase in operational costs. In addition, we have incurred one-time regulatory and legal costs.

Non-GAAP Expense Measures

As discussed above under “— Assessing Business Performance”, we present a non-GAAP comprehensive compensation and benefits measure. The table below reconciles GAAP employee compensation and benefits to non-GAAP PSCB for the periods presented.

Change in Non-GAAP Expenses between Year Ended
December 31, 2007 and December 31, 2006

	Year Ended December 31,
	2007	2006	Change
	(Dollars in thousands)

Non-GAAP expenses
GAAP employee compensation and benefits	$(810,212)	$(168,386)	$(641,826)
Add back: acquisition related share-based and other compensation and costs	639,077	—	639,077
Less: limited partner profit share	(401,000)	(201,450)	(199,550)

Non-GAAP PSCB	(572,135)	(369,836)	(202,299)
GAAP general, administrative and other	(108,926)	(68,404)	(40,522)

Non-GAAP total expenses	$(681,061)	$(438,240)	$(242,821)

Key ratios (based on non-GAAP measures)
Non-GAAP PSCB/total GAAP net revenues and other income	55.01%	59.57%	(4.56)%
General, administrative and other/total GAAP net revenues and other income	10.47%	11.02%	(0.55)%

Non-GAAP total expenses/total GAAP net revenues and other income	65.48%	70.59%	(5.11)%

Non-GAAP PSCB, including payments made under limited partner profit shares but excluding $639.1 million of Acquisition-related compensation expense, increased by $202.3 million, or 54.7%, to $572.1 million. The increase was attributable primarily to an increase in non-GAAP discretionary compensation and bonus of $199.2 million and an increase in non-GAAP base compensation of $11.8 million, offset by a decrease of $8.7 million in non-GAAP variable compensation attributable to management’s decision to reduce the number of personnel with contractual entitlements to variable compensation and a reduction in variable compensation pay out rates for those who continue to have such entitlements.

The $199.6 million increase in limited partner profit share was composed of a $181.5 million increase in discretionary limited partner profit share, a $9.7 million increase in base limited partner profit share priority drawings, and a $8.4 million increase in variable limited partner profit share. The factors contributing to the increases include:

•	an increase in net revenues, primarily a 71.9% increase in performance fees, which impacted performance-based variable compensation and limited partner profit share; and

•	an increase in compensation attributable to the growth in our headcount as our operations grew.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Change in GAAP Expenses between Year Ended
December 31, 2006 and December 31, 2005

	Year Ended December 31,
	2006	2005	Change
	(Dollars in thousands)

Expenses
Employee compensation and benefits	$(168,386)	$(345,918)	$177,532
General, administrative and other	(68,404)	(64,032)	(4,372)

Total expenses	$(236,790)	$(409,950)	$173,160

Key ratios
Employee compensation and benefits/total GAAP net revenues and other income	27.12%	57.33%	(30.21)%
General, administrative and other/total GAAP net revenues and other income	11.02%	10.61%	0.41%

Total expenses/total GAAP net revenues and other income	38.14%	67.94%	(29.80)%

Employee compensation and benefits fell by $177.5 million, or 51.3%, to $168.4 million. The decreases included a $121.7 million decrease in discretionary bonuses and a $14.3 million decrease in variable salary, which were driven primarily by the following factors:

•	certain of our key personnel ceasing to be employees at or after the end of the second quarter of 2006. These key personnel became holders of direct or indirect limited partnership interests in the entities which had previously employed them, resulting in comparable amounts which had been paid as compensation being paid as limited partner profit share; and

•	the non-recurrence in 2006 of certain one-time costs incurred in 2005, primarily the approximately $41.6 million expense recorded in 2005 related to an employment tax settlement covering the period from our separation from Lehman Brothers International (Europe), or Lehman International, in 2000 to April 5, 2006.

The decrease was partially offset by the following factors which increased employee compensation and benefits through the period:

•	an increase in compensation attributable to the growth in our headcount as its operations grew; and

•	an increase in the proportion of performance-based discretionary compensation. GLG Funds are managed either by principals or by non-principals. Non-principals receive performance-based discretionary compensation related to their performance, either as bonus (for employees who do not participate in the limited partner profit share arrangement) or as discretionary limited partner profit share (for key personnel who participate in the limited partner profit share arrangement). In 2005 a number of funds managed by a former principal started to be managed by employee non- principal managers. This increased the performance-based discretionary bonuses included in employee compensation and benefits.

General, administrative and other expenses increased by $4.4 million, or 6.8%, to $68.4 million. This was mainly attributable to the growing scale of our operations, principally increases in personnel and market data expenses.

Non-GAAP Expense Measures

As discussed above under “— Assessing Business Performance”, we present a non-GAAP comprehensive compensation and benefits measure. The table below reconciles GAAP employee compensation and benefits to non-GAAP PSCB for the periods presented. Acquisition-related compensation expense did not impact fiscal 2006 or 2005.

Change in Non-GAAP Expenses between Year Ended
December 31, 2006 and December 31, 2005

	Year Ended December 31,
	2006	2005	Change
	(Dollars in thousands)

Non-GAAP expenses
GAAP employee compensation and benefits	$(168,386)	$(345,918)	$177,532
Add back: acquisition related share-based and other compensation and costs	—	—	—
Less: limited partner profit share	(201,450)	—	(201,450)

Non-GAAP PSCB	(369,836)	(345,918)	(23,918)
GAAP general, administrative and other	(68,404)	(64,032)	(4,372)

Non-GAAP total expenses	$(438,240)	$(409,950)	$(28,290)

Key ratios (based on non-GAAP measures)
Non-GAAP PSCB/total GAAP net revenues and other income	59.57%	57.33%	2.24%
General, administrative and other/total GAAP net revenues and other income	11.02%	10.61%	0.41%

Non-GAAP total expenses/total GAAP net revenues and other income	70.59%	67.94%	2.65%

Non-GAAP PSCB, including payments of limited partner profit shares, increased by $23.9 million, or 6.9%, to $369.8 million. The increase was attributable primarily to an increase in non-GAAP discretionary compensation and bonus of $65.0 million, offset by a decrease of $7.1 million in non-GAAP variable compensation attributable to management’s decision to reduce the number of personnel with contractual entitlements to variable compensation and a reduction in variable compensation pay out rates for those who continue to have such entitlements. The $201.5 million increase in limited partner profit share was composed of a $186.7 million increase in discretionary limited partner profit share, a $7.6 million increase in base limited partner profit share priority drawings, and a $7.2 million increase in variable limited partner profit share. The factors contributing to the increases include:

•	an increase in net revenues, primarily a 41.3% increase in performance fees, which impacted performance-based variable compensation and limited partner profit share;

•	an increase in compensation attributable to the growth in our headcount as its operations grew;

•	our transition from a transaction charge to an administration fee model, which resulted in an increase in the performance fee revenues as a proportion of total net revenues and therefore an increase in the proportion of total net revenues giving rise to performance-based non-GAAP PSCB; and

•	an increase in the proportion of performance-based discretionary compensation attributable to funds managed by non-principals as described above in the discussion of GAAP expenses. In 2005, this increased the performance-based discretionary bonuses included in employee compensation and benefits. In addition, beginning in mid-2006, as a result of certain of the non-principal investment managers ceasing to be employees and becoming participants in the limited partner profit share arrangement, this increased performance-based discretionary limited partner profit share.

The increase caused by these factors was partially offset by the non-recurrence in 2006 of certain onetime costs incurred in 2005, primarily the approximately $41.6 million expense recorded in 2005 related to the employment tax settlement covering the period from our separation from Lehman International in 2000 to April 5, 2006 discussed above. The net impact of all such factors was a slight increase in the non-GAAP PSCB / total GAAP net revenues and other income ratio by 2.2% to 59.6%

Net Interest Income

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Change in Net Interest Income between Year Ended
December 31, 2007 and December 31, 2006

	Year Ended December 31,
	2007	2006	Change
	(Dollars in thousands)

Interest income	$8,871	$5,424	$3,447
Interest expense	(6,521)	(766)	(5,755)

Net interest income/(expense)	$2,350	$4,658	$(2,308)

Gross interest expense increased by $5.8 million to $6.5 million, driven primarily by the new borrowing facilities put in place in connection with the Acquisition. Gross interest income increased by $3.4 million to $8.9 million, attributable primarily to greater cash balances held during the course of 2007.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Change in Net Interest Income between Year Ended
December 31, 2006 and December 31, 2005

	Year Ended December 31,
	2006	2005	Change
	(Dollars in thousands)

Interest income	$5,424	$3,329	$2,095
Interest expense	(766)	(534)	(232)

Net interest income / (expense)	$4,657	$2,795	$1,863

Gross interest expense increased by $0.2 million to $0.8 million, driven by adjustments to the interest rates in respect of our debt financing. Gross interest income increased by $2.1 million to $5.4 million, attributable primarily to greater cash balances held during the course of 2006.

Income Tax

Our effective income tax rate is generally low since the portion of our profits comprising the limited partner profit share is included in income before income taxes but is subject to tax at the level of the limited partners and is not subject to corporation tax. In addition, some of our business is conducted in the Cayman Islands which does not levy corporate income tax on our earnings and which, prior to the Acquisition, served to lower our effective income tax rate. Following the Acquisition our repatriated profits are subject to US taxation; however, our policy of amortizing over a 15-year period and deducting for U.S. income tax purposes the tax value of certain assets, such as intangibles, arising in connection with the Acquisition effectively reduces U.S. tax expense on repatriated profits.

Shown in the table below is a reconciliation of income taxes computed at the standard U.K. corporation tax rate to the actual income tax expense which reflect our effective income tax rate.

  Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Change in Income Taxes between Year Ended
December 31, 2007 and December 31, 2006

	Year Ended December 31,
	2007	2006	Change
	(Dollars in thousands)

Income taxes	$(64,000)	$(29,225)	$(34,775)

Reconciliation of income taxes computed at standard U.K. corporation tax rate to income tax charge
Income before income taxes	$123,330	$388,733	$(265,403)
Tax charge at U.K. corporation tax rate (30)%	(36,999)	(116,620)	79,621
Factors affecting charge:
Overseas tax rate differences	53,415	27,557	25,858
Disallowed and non-taxable items	(200,716)	(841)	(199,875)
Pass through to limited partners	120,300	60,679	59,621

Tax on profit on ordinary activities	$(64,000)	$(29,225)	$(34,775)

Effective income tax rate	51.89%	7.52%	44.37%

Income tax increased by $34.8 million to $64.0 million, driven by a decrease in income before income taxes and an increase in disallowed and non-taxable items, partially offset by an increase in offsetting overseas tax rate differences and offsetting pass through to limited partners.

The 2007 effective tax rate has increased significantly in comparison to 2006 predominantly due to recognition of approximately $639 million of non-cash Acquisition-related compensation expense related to the Acquisition. This has been treated as disallowable and makes up a significant component of disallowed and non-taxable items for 2007.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Change in Income Taxes between Year Ended
December 31, 2006 and December 31, 2005

	Year Ended December 31,
	2006	2005	Change
	(Dollars in thousands)

Income taxes	$(29,225)	$(25,345)	$(3,880)

Reconciliation of income taxes computed at standard U.K. corporation tax rate to income tax charge
Income before income taxes	$388,733	$196,247	$192,486
Tax charge at U.K. corporation tax rate (30)%	(116,620)	(58,874)	(57,746)
Factors affecting charge:
Overseas tax rate differences	27,557	35,185	(7,628)
Disallowed and non-taxable items	(841)	(1,656)	815
Pass through to limited partners	60,679	—	60,679
Adjustment for earnings repatriated to U.S.	—	—	—
Amortization deduction	—	—	—

Tax on profit on ordinary activities	$(29,225)	$(25,345)	$(3,880)

Effective income tax rate	7.52%	12.91%	(5.39)%

Income tax increased by $3.9 million to $29.2 million, driven by a 98.1% increase in income before income taxes, partially offset by a reduction in the effective income tax rate from 12.91% to 7.52%. The decrease in the effective income tax rate was due to an increase in amounts distributed as limited partner profit shares included in income before income taxes that did not impact income tax expense and a reduction in disallowed expenses, partially offset by an increase in the proportion of income before income taxes recognized in the United Kingdom, which applies a higher tax rate than the Cayman Islands and other jurisdictions in which we conduct business. The increase in these distributions was a result of certain key personnel ceasing to be employees and becoming participants in the limited partner profit share arrangement at the end of the second quarter of 2006.

Minority Interests

Minority interests increased by $33.3 million in 2007, primarily due to the inclusion of the share of GAAP net losses of FA Sub 2 Limited attributable to holders of Exchangeable Shares from and after the date of the Acquisition. For periods prior to the Acquisition, the minority interests only related to GLG Holdings, Inc. and GLG Inc.

Adjusted Net Income

As discussed above under “— Assessing Business Performance”, we present a non-GAAP adjusted net income measure. The table below reconciles net income to adjusted net income for the periods presented.

  Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Change in Non-GAAP Adjusted Net Income between
Year Ended December 31, 2007 and December 31, 2006

	Year Ended December 31,
	2007	2006	Change
	(Dollars in thousands)

Derivation of non-GAAP adjusted net income
GAAP net income	$59,330	$359,508	$(300,178)
Add: share-based and other compensation associated with the Acquisition	639,077	—	639,077
Deduct: limited partner profit share	(401,000)	(201,450)	(199,550)
Deduct: cumulative dividends	(2,723)	—	(2,723)

Non-GAAP adjusted net income	$294,684	$158,058	$136,626

Adjusted net income increased by $136.6 million, or 86.4%, to $294.7 million. This increase was driven by an increase in revenue, partially offset by an increase in non-GAAP PSCB. The increase was partially offset by the $639.1 million of Acquisition-related compensation expenses recognized in 2007.

  Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Change in Non-GAAP Adjusted Net Income between
Year Ended December 31, 2006 and December 31, 2005

	Year Ended December 31,
	2006	2005	Change
	(Dollars in thousands)

Derivation of non-GAAP adjusted net income
GAAP net income	$359,508	$170,902	$188,606
Add: share-based and other compensation associated with the Acquisition	—	—	—
Deduct: limited partner profit share	(201,450)	—	(201,450)
Deduct: cumulative dividends	—	—	—

Non-GAAP adjusted net income	$158,058	$170,902	$(12,844)

Adjusted net income decreased by $12.8 million, or 7.5%, to $158.1 million. This reduction was driven by an increase in non-GAAP PSCB, resulting from the transition from a transaction charge to an administration fee model and an increase in the proportion of performance attributable to non-principals. Such increase was partially offset by the non-recurrence in 2006 of certain one-time costs incurred in 2005, primarily relating to the approximately $41.6 million employment tax settlement with the Inland Revenue.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, pay compensation, and satisfy other general business needs. Our primary sources of funds for liquidity consist of cash flows provided by operating activities, primarily the management fees and performance fees paid from the funds and accounts we manage.

We expect that our cash on hand and cash flows from operating activities and issuance of debt and equity securities will satisfy our liquidity needs with respect to debt obligations over the next twelve months. We expect to meet our long-term liquidity requirements, including the repayment of our debt obligations, with net income, if any, and through the issuance of debt and equity securities and loans.

In February 2008, our board of directors approved the payment of a regular quarterly divided of $0.025 per share to begin shortly after the end of the first quarter of 2008. After the end of the fiscal year, the board will consider paying a special divided based on annual profitability. We expect to pay the regular quarterly dividends with net income, if any, and retained earnings.

Our ability to execute our business strategy, particularly our ability to form new funds and increase our AUM, depends on our ability to raise additional investor capital within such funds. Decisions by investors to commit capital to the funds and accounts managed by us will depend upon a number of factors including, but not limited to, the financial performance of such funds and accounts, industry and market trends and performance and the relative attractiveness of alternative investment opportunities.

Excess cash we hold on our balance sheet is either kept in interest bearing accounts or invested in AAA – rated money market funds. Currency hedging is undertaken to maintain currency net assets at pre-determined ratios.

Operating Activities

Our net cash provided by operating activities was $376.3 million, $204.5 million and $208.5 million during the years ended December 31, 2007, 2006 and 2005, respectively. These amounts primarily reflect cash-based fee income, less cash compensation, benefits and non-personnel costs and tax payments and distributions to limited partners beginning in 2006, resulting from certain key personnel becoming participants in the limited partner profit share arrangement beginning in mid-2006. We did not make quarterly distributions of profit in 2006. There were no distributions to limited partners in 2005 because the limited partner profit share arrangement was not yet in effect. These distributions were previously presented as cash used in financing activities and prior year amounts have been reclassified to conform to the current year presentation.

The increase in net cash provided by operating activities from 2006 to 2007 was attributable to an increase in net income (excluding share-based compensation) arising from increased revenues.

The increase in net cash provided by operating activities from 2005 to 2006 was attributable to an increase in net income, driven primarily by certain key personnel ceasing to be employees in mid-2006 and instead becoming direct or indirect limited partners of certain GLG Entities, offset by our need during the period to pay greater accrued compensation which had arisen in 2005.

Investing Activities

Our net cash used in investing activities was $124.9 million, $4.7 million and $0.6 million during the years ended December 31, 2007, 2006 and 2005, respectively.

The increase in 2007 relates primarily to a $95.6 million investment of the unvested portion of the cash proceeds of the Acquisition allocable to participants in the equity participation plan by us in our own funds and managed accounts. Other than this amount, these amounts primarily reflect the cash purchase of fixed assets to support our expanding headcount and infrastructure. We do not undertake material investing activities, and hence net cash used in investing activities is generally not significant in the context of the business. Additionally, the amount of net cash used in investing activities on a year-to-year basis may be strongly affected by the purchase of a particular fixed asset, thereby giving rise to a potentially volatile year-to-year net cash usage.

Financing Activities

Our net cash used in financing activities was $95.4 million, $164.8 million and $106.5 million during the years ended December 31, 2007, 2006 and 2005, respectively. These amounts primarily reflect distributions made to the Principals and Trustees, the net cash payment made in connection with the Acquisition and the new credit facility.

The decrease in net cash used in financing activities from 2006 to 2007 was attributable primarily to increased borrowing, offsetting increased distributions to Principals and Trustees and net cash payments and expenses relating to the Acquisition.

The increase in net cash used in financing activities from 2005 to 2006 was attributable primarily to a decision by the Principals and Trustees to change the timing of distributions from the business from 2005 to 2006.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations, Commitments and Contingencies

We have annual commitments under non-cancellable operating leases for office space located in London, the Cayman Islands and New York City which expire on various dates through 2018. The minimum future rental expense under these leases is as follows:

Future Rental Expenses

Year Ended December 31,
2008	2009	2010	2011	2012	Thereafter	Total
	(Dollars in thousands)

$4,287	$4,339	$4,339	$4,339	$4,339	$23,538	$45,181

Rent expenses are recognized on a straight-line basis during the years ended December 31, 2007 and 2006 and 2005 were $10.8 million, $7.5 million and $6.2 million, respectively.

On October 30, 2007, we entered into a credit agreement providing FA Sub 3 Limited, our wholly owned subsidiary, with: (i) a 5-year non-amortizing revolving credit facility in a principal amount of up to $40 million; and (ii) a 5-year amortizing term loan facility in a principal amount of up to $530 million. Proceeds of the loans were used to finance the purchase price for the Acquisition, to pay transaction costs and to repay our indebtedness and for working capital and other general corporate purposes. Scheduled future principal payments for long-term borrowings at December 31, 2007 are as follows:

Future Loan Principal Payments

Year Ended December 31,
2008	2009	2010	2011	Thereafter	Total
(Dollars in thousands)

$—	$—	$—	$265,000	$305,000	$570,000

In the normal course of business, we enter into operating contracts that contain a variety of representations and warranties and that provide general indemnifications. Our maximum exposure under these arrangements is unknown as this would involve future claims that may be made against us that have not yet occurred. However, based on experience, we expect the risk of material loss to be remote.

As more fully disclosed in Note 10, “Income Taxes”, in the notes to our consolidated and combined financial statements included in this Annual Report on Form 10-K, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. As of December 31, 2007, we have recognized approximately $8.9 million of liabilities for unrecognized tax benefits, including $0.4 million related to interest. The final outcome of these tax uncertainties is dependent upon various matters including tax examinations, legal proceedings, changes in regulatory tax laws, or interpretation of those tax laws, or expiration of statutes of limitation. However, based on the number of jurisdictions, the uncertainties associated with litigation and examinations, there is a high degree of uncertainty regarding the future cash outflows associated with these tax uncertainties. As a result, we are not able to provide a reasonable reliable estimate of the timing of future payments relating to the FIN 48 obligations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our predominant exposure to market risk is related to our role as investment manager for the GLG Funds and accounts we manage for clients and the impact of movements in the fair value of their underlying investments. Changes in value of assets managed will impact the level of management and performance fee revenues.

The broad range of investment strategies that are employed across the over 40 GLG Funds and the managed accounts mean that they are subject to varying degrees and types of market risk. In addition, as the GLG Funds and managed accounts are managed independently of each other and risk is managed at a strategy and fund level, it is unlikely that any market event would impact all GLG Funds and managed accounts in the same manner or to the same extent. Moreover, there is no netting of performance fees across funds as these fees are calculated at the fund level.

The management of market risk on behalf of clients, and through the impact on fees to us, is a significant focus for us and we use a variety of risk measurement techniques to identify and manage market risk. Such techniques include Monte Carlo Value at Risk, stress testing, exposure management and sensitivities, and limits are set on these measures to ensure the market risk taken is commensurate with the publicized risk profile of each GLG Fund and in compliance with risk limits.

In order to provide a quantitative indication of the possible impact of market risk factors on our future performance, the following sets forth the potential financial impact of scenarios involving a 10% increase or decrease in the fair value of all investments in the GLG Funds and managed accounts. While these scenarios are for illustrative purposes only and do not reflect our management’s expectations regarding future performance of the GLG Funds and managed accounts, they represent hypothetical changes that illustrate the potential impact of such events.

Impact on Management Fees

Our management fees are based on the AUM of the various GLG Funds and accounts that we manage, and, as a result, are impacted by changes in market risk factors. These management fees will be increased or reduced in direct proportion to the impact of changes in market risk factors on AUM in the related GLG Funds and accounts managed by us. A 10% change in the fair values of all of the investments held by the GLG Funds and managed accounts as of December 31, 2007 would impact future net management fees in the following four fiscal quarters by an aggregate of $28.7 million, assuming that there is no subsequent change to the investments held by the GLG Funds and managed accounts in those four following fiscal quarters.

Impact on Performance Fees

Our performance fees are generally based on a percentage of profits of the various GLG Funds and accounts that we manage, and, as a result, are impacted by changes in market risk factors. Our performance fees will therefore generally increase given an increase in the market value of the investments in the relevant GLG Funds and managed accounts and decrease given a decrease in the market value of the investments in the relevant GLG Funds and managed accounts. However, it should be noted that we are not required to refund historically crystallized performance fees to the GLG Funds and managed accounts. The calculation of the performance fee includes in certain cases benchmarks and “high-water marks”, and as a result, the impact on performance fees of a 10% change in the fair values of the investments in the GLG Funds and managed accounts cannot be readily predicted or estimated.

Impact on Administration Fees

Our administration fees are generally based on the AUM of the GLG Funds and managed accounts to which they relate and, as a result, are impacted by changes in market risk factors. Our administration fees will generally increase given an increase in the market value of the investments in the relevant GLG Funds and managed accounts and decrease given a decrease in the market value of the investments in the relevant GLG Funds and managed accounts. In certain cases, the calculation of the administration fees includes minimum payments and fixed payments and, as a result, the impact on administration fees of a 10% change in the fair values of the investments in the GLG Funds and managed accounts cannot be readily predicted or estimated.

Market Risk

The GLG Funds and accounts managed by us hold investments that are reported at fair value as of the reporting date. Our AUM is a measure of the estimated fair values of the investments in the GLG Funds and managed accounts. Our AUM will therefore increase (or decrease) in direct proportion to changes in the market value of the total investments across all of the GLG Funds and managed accounts. A 10% change in the fair values of all of the investments held by the GLG Funds and managed accounts as of December 31, 2007 would impact our gross AUM by $2.9 billion and net AUM by $2.5 billion as of such date. This change will consequently affect our management fees, performance fees and administration fees as described above.

Exchange Rate Risk

The GLG Funds and the accounts managed by us hold investments that are denominated in foreign currencies. The GLG Funds and the managed accounts may employ currency hedging to help mitigate the risks of currency fluctuations.

Furthermore, share classes may be issued in the GLG Funds denominated in foreign currencies, whose value against the currency of the underlying investments, or against our reporting currency, may fluctuate. As a result, the calculation of our U.S. dollar AUM based on AUM denominated in foreign currencies is affected by exchange rate movements. In addition, foreign currency movements may impact the U.S. dollar value of our management fees, performance fees and administration fees. For example, management fee revenues derived from AUM denominated in a foreign currency will accrue in that currency and their value may increase or decline in U.S. dollar terms if the value of the U.S. dollar changes against that foreign currency. We employ a currency hedging policy to help mitigate such risk.

Interest Rate Risk

The GLG Funds and accounts managed by us hold positions in debt obligations and derivatives thereof, some of which accrue interest at variable rates and whose value is impacted by reference to changes in interest rates. Interest rate changes may therefore directly impact the AUM valuation of these GLG Funds and managed accounts, which may affect our management fees and performance fees as described above. Our long-term debt consists of our outstanding revolving and term loan credit facilities. Interest on the outstanding principal amounts is currently based on 1-month LIBOR plus the applicable margin (currently 1.25%), which is reset periodically and was 4.6% at December 31, 2007. A 10% change in the 1-month LIBOR would impact our interest expense by approximately $0.3 million for the 1-month period.

Item 8.	Financial Statements and Supplementary Data

The combined and consolidated financial statements of GLG Partners, Inc. and subsidiaries, including the notes thereto and the report thereon, is presented beginning at page F-1 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Company’s management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007, as required by the Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Co-Chief Executive Officers and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2007.

Internal Control Over Financial Reporting

The Company was previously a blank check company formed with the objective of completing a business combination with one or more operating businesses. On November 2, 2007, the Company acquired GLG and renamed itself GLG Partners, Inc.

Due to the expected acquisition of GLG late in the fiscal year, management of the Company submitted a request to the staff of the SEC on October 16, 2007 to grant the Company an accommodation to permit management of the Company to exclude GLG from the scope of management’s report on internal control over financial reporting for the fiscal year ending December 31, 2007. The requested accommodation was granted by the SEC on November 21, 2007.

Management’s report on internal control over financial reporting set forth below covers management’s assessment regarding internal control over financial reporting relating to the Company and three of its subsidiaries — FA Sub 1 Limited, FA Sub 2 Limited and FA Sub 3 Limited — but excludes GLG from management’s report on internal control over financial reporting. The GLG entities excluded are GLG Partners LP, GLG Partners Limited, GLG Holdings Limited, GLG Partners Asset Management Limited, GLG Partners Services LP, GLG Partners Services Limited, GLG Partners (Cayman) Limited, GLG Partners Corporation, GLG Partners International (Cayman) Limited, Laurel Heights LLP, Lavender Heights LLP, Mount Granite Limited, Mount Garnet Limited, Albacrest Corporation, Betapoint Corporation, Sage Summit LP, Sage Summit Ltd., Knox Pines Ltd., Liberty Peak Ltd., Blue Hill Summit Ltd., Lavender Heights Capital LP and Green Hill Summit Ltd. Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Pursuant to the accommodation made by the SEC, management of the Company may omit an assessment of GLG’s internal control over financial reporting from its assessment of its internal control for one year from the date of acquisition or from one annual management report on internal control over financial reporting. Management has, accordingly, excluded the assessment of the internal control over financial reporting relating to GLG from management’s report on internal control over financial reporting as of the fiscal year ended December 31, 2007. Management considers the acquisition of GLG to be material and significant to the Company’s consolidated financial statements.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with US generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Under the supervision and with the participation of the Company’s management, including the Company’s Co-Chief Executive Officers and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the internal control over financial reporting of the Company and the three subsidiaries as referred to above as of December 31, 2007 as required by Rule 13a-15(c) under the Exchange Act. In making this assessment, the Company used the criteria set forth in the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control — Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

Ernst & Young LLP, an independent registered public accounting firm, has audited the internal control over financial reporting of the Company as of December 31, 2007, as stated in their report appearing on page 78.

Changes in Internal Control Over Financial Reporting

The following changes were made to the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting:

Upon the Company’s acquisition of GLG, a newly-formed Board of Directors was appointed, composed of seven members (two of whom were existing members of the Company’s board of Directors). The Company’s management team, accounting functions, board committees and charters, corporate governance policies, and auditors were all replaced. Necessary changes were also made to the Company’s business and financial reporting processes which consisted of management of cash and investments, debt and interest, equity, taxes, financial statement close and external reporting.

During the brief period between the acquisition of GLG and the fiscal year end, management has made progress in establishing the documentation and assessment program of internal controls over financial reporting in relation to GLG as would be required with respect to a public company with substantial operations. The Company has also engaged an independent consulting firm that is in the process of assisting management in their assessment and documentation of the Company’s internal controls over financial reporting.

Inherent Limitations Over Controls

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
GLG Partners, Inc.

We have audited the internal control over financial reporting of GLG Partners Inc. as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). GLG Partners, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on GLG Partners, Inc.’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of GLG Partners LP, GLG Partners Limited, GLG Holdings Limited, GLG Partners Asset Management Limited, GLG Partners Services LP, GLG Partners Services Limited, GLG Partners (Cayman) Limited, GLG Partners Corporation, GLG Partners International (Cayman) Limited, Laurel Heights LLP, Lavender Heights LLP, Mount Granite Limited, Mount Garnet Limited, Albacrest Corporation, Betapoint Corporation, Sage Summit LP, Sage Summit Ltd., Knox Pines Ltd., Liberty Peak Ltd., Blue Hill Summit Ltd., Lavender Heights Capital LP and Green Hill Summit Ltd. (collectively referred to as “GLG”), which constituted 94% and 37% of total assets and net assets, respectively, as of December 31, 2007, and 100% of revenues and net income for the year ended December 31, 2007. Our audit of internal control over financial reporting of GLG Partners, Inc. also did not include an evaluation of the internal control over financial reporting of GLG.

In our opinion, GLG Partners, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying combined and consolidated balance sheets of GLG Partners, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related combined and consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 of GLG Partners, Inc. and subsidiaries and our report dated February 28, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

London, England
February 28, 2008

Item 9B.	Other Information

Not applicable.

PART III

Certain information required by Part III is omitted from this Annual Report in that the registrant will file its definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 5, 2008 pursuant to Regulation 14A of the Exchange Act (the Proxy Statement) not later than 120 days after the end of the fiscal year covered by this Annual Report, and certain information included in the Proxy Statement is incorporated herein by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

(a) Executive Officers.

The following table sets forth certain information concerning each of our executive officers:

Name	Age	Position

Noam Gottesman	46	Chairman of the Board and Co-Chief Executive Officer
Emmanuel Roman	44	Co-Chief Executive Officer
Simon White	49	Chief Financial Officer
Alejandro San Miguel	39	General Counsel and Corporate Secretary

Noam Gottesman has been our Chairman of the Board and Co-Chief Executive Officer since November 2007. He has been a Managing Director of GLG since he co-founded GLG Partners LP as a division of Lehman International in 1995. He has also served as GLG’s Co-Chief Executive Officer since September 2005 and served as its Chief Executive Officer from September 2000 until September 2005. Prior to 1995, Mr. Gottesman was an Executive Director of Goldman Sachs International, where he managed global equity portfolios in the private client group. Mr. Gottesman obtained a B.A. from Columbia University.

Emmanuel Roman has been our Co-Chief Executive Officer since November 2007. He has been a Managing Director and a Co-Chief Executive Officer of GLG since September 2005. From 2000 to April 2005, Mr. Roman served as a co-head of Worldwide Global Securities Services of Goldman Sachs International Limited. In 2003, Mr. Roman also became co-head of the European Equities Division and a member of the European Management Committee, a position he held until April 2005. In 1998, Mr. Roman was elected a partner of Goldman Sachs after two years as a Managing Director. Mr. Roman also served as co-head of Worldwide Equity Derivatives at Goldman Sachs from 1996 to 2000. Mr. Roman obtained an M.B.A. in Finance and Econometrics from the University of Chicago and a bachelor’s degree from the University of Paris.

Simon White has been our Chief Financial Officer since November 2007. He has been GLG’s Chief Operating Officer since September 2000. From 1997 to September 2000, he worked at Lehman Brothers as Executive Director and Branch Manager of the GLG Partners division. From 1995 to 1997, he was Chief Administrative Officer of Lehman Brothers’ European high net worth business. From 1993 to 1995, he was European Controller at Lehman Brothers. Prior to 1993, Mr. White worked at Credit Suisse First Boston and PaineWebber in a number of senior business and support roles in their London and New York offices. Mr. White is a chartered accountant and a fellow of the Institute of Chartered Accountants and has worked in the financial services business since 1986.

Alejandro San Miguel has been our General Counsel and Corporate Secretary since November 2007. Mr. San Miguel was a partner at the law firm of Chadbourne & Parke LLP, one of GLG’s principal outside law firms, from 2001 until November 2007. He joined the firm in 1996. Mr. San Miguel received a J.D. from New York Law School and a B.A. from the University of Pennsylvania.

(b) Directors — The information required by this Item is incorporated herein by reference to the section entitled “Election of Directors” in the Proxy Statement. No nominee for director was selected pursuant to any arrangement or understanding between the nominee and any person other than the Company pursuant to which such person is or was to be selected as a director or nominee.

(c) Audit Committee Financial Expert — The board of directors has determined that Ian Ashken, Chairman of the Audit Committee, is an “audit committee financial expert” and “independent” as defined under applicable SEC and NYSE rules. The board’s affirmative determination was based, among other things, upon his extensive experience as Chief Financial Officer of Jarden Corporation since September 2001.

(d) We adopted our “Code of Ethics” that applies to all employees, including our executive officers. A copy of our Code of Ethics is posted on our Internet site at www.glgpartners.com. In the event that we make any amendment to, or grant any waivers of, a provision of the Code of Ethics that applies to the principal executive officer, principal financial officer, or principal accounting officer that requires disclosure under applicable SEC rules, we intend to disclose such amendment or waiver and the reasons therefor on our Internet site at www.glgpartners.com.

(e) Section 16(a) Beneficial Ownership Reporting Compliance — The information required by this Item is incorporated herein by reference to the section entitled “Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to the sections entitled “Compensation of Executive Officers” and “Director Compensation” in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the sections entitled “Board of Directors and Committees” and “Certain Relationships and Transactions with Related Persons” in the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the section entitled “Proposal to Ratify the Appointment of Independent Registered Public Accounting Firm (Proposal 2)” in the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

See Index to Financial Statements appearing on page F-1.

(2) Supplemental Schedules

Schedule I — Condensed Financial Information of Registrant. See Index to Financial Statements appearing on page F-1.

All other schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the required information is included in the combined and consolidated financial statements or notes thereto.

(3) Exhibits

Exhibit
No.	Description

3.1	Restated Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-33217), is incorporated herein by reference.
3.2	Amended Bylaws of the Company, filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-33217), is incorporated herein by reference.
4.1	Specimen Certificate for Common Stock, par value $0.0001 per share, of the Company, filed as Exhibit 4.1 to the Company’s Post-Effective Amendment on Form S-3 to Registration Statement on Form S-1 (Registration No. 333-147865), is incorporated herein by reference.
4.2	Specimen Certificate for Series A Preferred Stock, par value $0.0001 per share, of the Company, filed as Exhibit 4.2 to the Company’s Post-Effective Amendment on Form S-3 to Registration Statement on Form S-1 (Registration No. 333-147865), is incorporated herein by reference.
4.3	Specimen Certificate for Public Warrants to Purchase Common Stock of the Company, filed as Exhibit 4.3 to the Company’s Post-Effective Amendment on Form S-3 to Registration Statement on Form S-1 (Registration No. 333-147865), is incorporated herein by reference.
4.4	Specimen Certificate for Private Warrants to Purchase Common Stock of the Company, filed as Exhibit 4.4 to the Company’s Post-Effective Amendment on Form S-3 to Registration Statement on Form S-1 (Registration No. 333-147865), is incorporated herein by reference.
4.5	Specimen Certificate for Units, each consisting of one share of Common Stock and one Warrant, of the Company, filed as Exhibit 4.5 to the Company’s Post-Effective Amendment on Form S-3 to Registration Statement on Form S-1 (Registration No. 333-147865), is incorporated herein by reference.
4.6	Amended and Restated Warrant Agreement dated as of December 21, 2006 between Continental Stock Transfer & Trust Company and the Company, filed as Exhibit 4.8 to the Company’s Registration Statement on Form S-1 (Registration No. 333-136248), is incorporated herein by reference.
4.7	Amendment No. 1 to Amended and Restated Warrant Agreement, dated as of December 19, 2007, between Continental Stock Transfer & Trust Company and the Company, filed as Exhibit 4.7 to the Company’s Post-Effective Amendment on Form S-3 to Registration Statement on Form S-1 (Registration No. 333-147865), is incorporated herein by reference.
10.1	Credit Agreement dated as of October 31, 2007 among the Company, FA Sub 1 Limited, FA Sub 2 Limited and FA Sub 3 Limited, each a wholly owned subsidiary of the Company, Citigroup Global Markets, Inc., as book manager and arranger, Citicorp USA, Inc., as administrative agent, and the other lenders party thereto, filed as Exhibit 10.1 to the Company’s Post-Effective Amendment on Form S-3 to Registration Statement on Form S-1 (Registration No. 333-147865), is incorporated herein by reference.
10.2	Registration Rights Agreement dated as of December 21, 2006 among the Company and the Founders, filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-136248), is incorporated herein by reference.
10.3	Support Agreement dated November 2, 2007 between the Company and FA Sub 2 Limited, filed as Annex B to the Company’s Proxy Statement dated October 12, 2007 (File No. 001-33217), is incorporated herein by reference.
10.4	GLG Shareholders Agreement dated as of June 22, 2007 among the Company and the Persons set forth on the signature page thereto, filed as Annex D to the Company’s Proxy Statement dated October 12, 2007 (File No. 001-33217), is incorporated herein by reference.
10.5	Founders’ Agreement dated June 22, 2007 among Noam Gottesman, as Sellers’s Representative, the Principals, the Trustees, Berggruen Freedom Holdings Ltd. and Marlin Equities II, LLC, filed as Annex E to the Company’s Proxy Statement dated October 12, 2007 (File No. 001-33217), is incorporated herein by reference.
10.6	Voting Agreement dated June 22, 2007 among the Principals, the Trustees, Lavender Heights Capital LP, Sage Summit LP and the Company, filed as Annex F to the Company’s Proxy Statement dated October 12, 2007 (File No. 001-33217), is incorporated herein by reference.

Exhibit
No.		Description

10	.7.1*	Form of Indemnification Agreement between the Company and its directors, officers, employees and agents, filed as Exhibit 10.1.1 to the Company’s Current Report on Form 8-K (File No. 001-33217), is incorporated herein by reference.
10	.7.2*	Schedule identifying agreements substantially identical to the Form of Indemnification Agreement filed as Exhibit 10.2.1 to this Registration Statement, filed as Exhibit 10.1.2 to the Company’s Current Report on Form 8-K (File No. 001-33217), is incorporated herein by reference.
10	.8.1*	2007 Long-Term Incentive Plan, filed as Annex J to the Company’s Proxy Statement dated October 12, 2007 (File No. 001-33217), is incorporated herein by reference.
10	.8.2*	Form of Restricted Stock Award Agreement for US Employees Directors under the Company’s 2007 Long-Term Incentive Plan, filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (Registration No. 333-148877), is incorporated herein by reference.
10	.8.3*	Form of Restricted Stock Award Agreement for US Non-Employees Directors under the Company’s 2007 Long-Term Incentive Plan, filed as Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (Registration No. 333-148877), is incorporated herein by reference.
10	.8.4*	Form of Restricted Stock Award Agreement for UK Employees Directors under the Company’s 2007 Long-Term Incentive Plan, filed as Exhibit 4.6 to the Company’s Registration Statement on Form S-8 (Registration No. 333-148877), is incorporated herein by reference.
10	.8.5*	Form of Restricted Stock Award Agreement for UK Non-Employees Directors under the Company’s 2007 Long-Term Incentive Plan, filed as Exhibit 4.7 to the Company’s Registration Statement on Form S-8 (Registration No. 333-148877), is incorporated herein by reference.
10	.8.6*	Form of Restricted Stock Award Agreement for UK Limited Partners under the Company’s 2007 Long-Term Incentive Plan, filed as Exhibit 4.8 to the Company’s Registration Statement on Form S-8 (Registration No. 333-148877), is incorporated herein by reference.
10	.8.7*	Restricted Stock Agreement dated November 2, 2007 between the Company and Alejandro San Miguel under the Company’s 2007 Long-Term Incentive Plan, filed as Exhibit 10.2.1 to the Company’s Current Report on Form 8-K (File No. 001-33217), is incorporated herein by reference.
10	.8.8*	Restricted Stock Agreement dated December 3, 2007 between the Company and Paul Myners under the Company’s 2007 Long-Term Incentive Plan.
10	.9.1*	Employment Agreement dated November 2, 2007 between the Company and Noam Gottesman, filed as Exhibit 10.9.1 to the Company’s Post-Effective Amendment on Form S-3 (Registration No. 333-147865), is incorporated herein by reference.
10	.9.2*	Employment Agreement dated November 2, 2007 between GLG Partners LP and Noam Gottesman, filed as Exhibit 10.9.2 to the Company’s Post-Effective Amendment on Form S-3 (Registration No. 333-147865), is incorporated herein by reference.
10	.9.3*	Employment Agreement dated November 2, 2007 between GLG Partners Services LP and Noam Gottesman, filed as Exhibit 10.9.3 to the Company’s Post-Effective Amendment on Form S-3 (Registration No. 333-147865), is incorporated herein by reference.
10	.10.1*	Employment Agreement dated November 2, 2007 between the Company and Emmanuel Roman, filed as Exhibit 10.10.1 to the Company’s Post-Effective Amendment on Form S-3 (Registration No. 333-147865), is incorporated herein by reference.
10	.10.2*	Employment Agreement dated November 2, 2007 between GLG Partners LP and Emmanuel Roman, filed as Exhibit 10.10.2 to the Company’s Post-Effective Amendment on Form S-3 (Registration No. 333-147865), is incorporated herein by reference.
10	.10.3*	Employment Agreement dated November 2, 2007 between GLG Partners Services LP and Emmanuel Roman, filed as Exhibit 10.10.3 to the Company’s Post-Effective Amendment on Form S-3 (Registration No. 333-147865), is incorporated herein by reference.
10	.11*	Employment Agreement dated November 2, 2007 between the Company and Simon White, filed as Exhibit 10.11 to the Company’s Post-Effective Amendment on Form S-3 (Registration No. 333-147865), is incorporated herein by reference.

Exhibit
No.		Description

10	.12*	Employment Agreement dated November 2, 2007 between the Company and Alejandro San Miguel, filed as Exhibit 10.12 to the Company’s Post-Effective Amendment on Form S-3 (Registration No. 333-147865), is incorporated herein by reference.
10	.13*	Letter Agreement dated as of December 19, 2007 between the Company and Paul Myners.
21		Subsidiaries of the Company.
23		Consent of Ernst & Young LLP, independent registered public accounting firm.
24		Power of Attorney authorizing certain persons to sign this Registration Statement on behalf of certain directors and executive officers of the Company.
31.1		Certification of Periodic Report by the Co-Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2		Certification of Periodic Report by the Co-Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.3		Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1		Certification of Periodic Report by the Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Periodic Report by the Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
32.3		Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

(b) Exhibits

See subsection (a) (3) above.

(c) Financial Statement Schedules

See subsections (a) (1) and (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on March 3, 2008.

GLG PARTNERS, INC.

By:	/s/ Noam Gottesman
Noam Gottesman
Chairman and Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed on March 3, 2008 by the following persons on behalf of the registrant and in the capacities indicated:

Signature		Title

/s/ Noam Gottesman Noam Gottesman		Chairman of the Board and Co-Chief Executive Officer(Co-Principal Executive Officer)

Emmanuel Roman* Emmanuel Roman		Co-Chief Executive Officer and Director(Co-Principal Executive Officer)

Simon White* Simon White		Chief Financial Officer (Principal Financial and Accounting Officer)

Ian Ashken* Ian Ashken		Director

Nicolas Berggruen* Nicolas Berggruen		Director

Martin E. Franklin* Martin E. Franklin		Director

James N. Hauslein* James N. Hauslein		Director

William P. Lauder* William P. Lauder		Director

Peter A. Weinberg* Peter A. Weinberg		Director

*By:	/s/ Alejandro R. San Miguel Alejandro R. San Miguel**

**	By authority of the power of attorney filed as Exhibit 24 hereto

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
GLG Partners, Inc.

We have audited the accompanying combined and consolidated balance sheets of GLG Partners, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related combined and consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the management of GLG Partners, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the combined and consolidated financial statements referred to above present fairly, in all material respects, the combined and consolidated financial position of GLG Partners, Inc. and subsidiaries at December 31, 2007 and 2006, and the combined and consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with US generally accepted accounting principles.

As discussed in note 2 to the accompanying combined and consolidated financial statements, effective January 1, 2007, GLG Partners, Inc. adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, and effective January 1, 2006, GLG Partners, Inc. adopted FASB Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), GLG Partners, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

London, England
February 28, 2008

GLG PARTNERS, INC. AND SUBSIDIARIES

COMBINED AND CONSOLIDATED BALANCE SHEETS
(US Dollars in thousands, except per share amounts)

	As of December 31,
	2007	2006

ASSETS
Current Assets
Cash and cash equivalents	$429,422	$273,148
Restricted cash	24,066	—
Fees receivable	389,777	251,963
Prepaid expenses and other assets	35,685	25,944

Total Current Assets	878,950	551,055
Non-Current Assets
Investments at fair value	96,108	201
Property and equipment (net of accumulated depreciation and amortization of $12,374 and $10,117 respectively)	9,079	6,121

Total Non-Current Assets	105,187	6,322

Total Assets	$984,137	$557,377

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Rebates and sub-administration fees payable	$21,207	$19,146
Accrued compensation and benefits	108,679	102,507
Income taxes payable	37,464	25,094
Distributions payable	78,093	9,310
Accounts payable and other accruals	37,624	19,716
Other liabilities	16,092	5,100

Total Current Liabilities	299,159	180,873

Non-Current Liabilities
Loan payable	570,000	13,000
Minority interest	23,099	1,552

Total Non-Current Liabilities	593,099	14,552

Commitments and Contingencies	—	—
Total Liabilities	892,258	195,425
Stockholders’ Equity:
Common stock, $.0001 par value; 1,000,000,000 authorized, 2007: 244,730,988 issued and outstanding (2006: 171,083,976 issued and outstanding)	24	17
Series A voting preferred stock, $.0001 par value; 150,000,000 authorized, 2007: 58,904,993 issued and outstanding (2006: 58,904,993 issued and outstanding)	6	6
Additional paid in capital	575,589	354,073
Treasury stock (25,382,500 shares of common stock)	(347,740)	(347,740)
Accumulated other comprehensive income	3,477	2,906
Accumulated (deficit) income	(139,477)	352,690

Total Stockholders’ Equity	91,879	361,952

Total Liabilities and Stockholders’ Equity	$984,137	$557,377

The accompanying notes are an integral part of these combined and consolidated financial statements.

GLG PARTNERS, INC. AND SUBSIDIARIES

COMBINED AND CONSOLIDATED STATEMENTS OF INCOME
(US Dollars in thousands, except per share amounts)

	Years Ended December 31,
	2007	2006	2005

Net revenues and other income
Management fees, net	$287,152	$186,273	$137,958
Performance fees, net	678,662	394,740	279,405
Administration fees, net	64,224	34,814	311
Transaction charges	—	—	184,252
Other	10,080	5,039	1,476

Total net revenues and other income	1,040,118	620,866	603,402
Expenses
Employee compensation and benefits	(810,212)	(168,386)	(345,918)
General, administrative and other	(108,926)	(68,404)	(64,032)

	(919,138)	(236,790)	(409,950)

Income from operations	120,980	384,076	193,452
Interest income	8,871	5,423	3,329
Interest expense	(6,521)	(766)	(534)

Income before income taxes	123,330	388,733	196,247
Income taxes	(64,000)	(29,225)	(25,345)

Net income before minority interests	59,330	359,508	170,902
Minority interests:
Share of losses/(income)	36,015	(182)	(652)
Cumulative dividends on exchangeable shares	(2,723)	—	—

Net income attributable to common stockholders	$92,622	$359,326	$170,250

Net income per share — basic	$0.63	$2.65	$1.25
Weighted average common stock outstanding — basic (in thousands)	147,048	135,712	135,712
Net income per share — diluted	$0.23	$1.85	$0.87
Weighted average common stock outstanding — diluted (in thousands)	210,041	194,617	194,617

The accompanying notes are an integral part of these combined and consolidated financial statements.

GLG PARTNERS, INC. AND SUBSIDIARIES

COMBINED AND CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(US Dollars in thousands)

					Accumulated		Total
				Additional	Other	Accumulated	Stockholders’
	Preferred	Common	Treasury	Paid In	Comprehensive	Income/	Equity/
	Stock	Stock	Stock	Capital	Income/(Loss)	(Deficit)	(Deficit)

Balance as of January 1, 2005	$6	$17	$(347,740)	$354,073	$2,537	$109,087	$117,980
Comprehensive income
Net income attributable to stockholders	—	—	—	—	—	170,250	170,250
Foreign currency translation (nil tax applicable)	—	—	—	—	(1,475)	—	(1,475)

Total comprehensive income	—	—	—	—	(1,475)	170,250	168,775
Capital contributions	—	—	—	—	—	5	5
Distributions to principals and trustees	—	—	—	—	—	(106,531)	(106,531)

Balance as of December 31, 2005	6	17	(347,740)	354,073	1,062	172,811	180,229
Comprehensive income
Net income attributable to stockholders	—	—	—	—	—	359,326	359,326
Foreign currency translation (nil tax applicable)	—	—	—	—	1,844	—	1,844

Total comprehensive income	—	—	—	—	1,844	359,326	361,170
Capital contributions	—	—	—	—	—	914	914
Distributions to principals and trustees	—	—	—	—	—	(165,705)	(165,705)
Distributions to limited partners	—	—	—	—	—	(14,656)	(14,656)

Balance as of December 31, 2006	6	17	(347,740)	354,073	2,906	352,690	361,952
Comprehensive income
Net income attributable to stockholders	—	—	—	—	—	92,622	92,622
Unrealized gains on available-for-sale equity investments	—	—	—	—	244	—	244
Foreign currency translation (nil tax applicable)	—	—	—	—	327	—	327

Total comprehensive income	—	—	—	—	571	92,622	93,193
Issuance of common stock and recapitalization on Acquisition	—	7	—	(267,660)	—	(35,745)	(303,398)
Share-based compensation (net of minority interest)	—	—	—	495,698	—	—	495,698
Warrant exercises	—	—	—	39,035	—	—	39,035
Warrants repurchased	—	—	—	(45,557)	—	—	(45,557)
Capital contributions	—	—	—	—	—	—
Distributions to principals and trustees	—	—	—	—	—	(330,972)	(330,972)
Distributions to limited partners	—	—	—	—	—	(218,072)	(218,072)

Balance as of December 31, 2007	$6	$24	$(347,740)	$575,589	$3,477	$(139,477)	$91,879

The accompanying notes are an integral part of these combined and consolidated financial statements.

GLG PARTNERS, INC. AND SUBSIDIARIES

COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
(US Dollars in thousands)

	Years Ended December 31,
	2007	2006	2005

Cash Flows From Operating Activities
Net income	$92,622	$359,326	$170,250
Adjustments to reconcile net income to net cash provided by operating activities:
Distributions to limited partners	(162,527)	(6,471)	—
Depreciation and amortization	2,257	1,874	1,685
Share based compensation	591,901	—	—
Minority interests	(33,292)	182	652
Cash flows due to changes in:
Fees receivable	(137,814)	(5,784)	(82,944)
Investments	—	24	34
Prepaid expenses and other assets	(6,661)	(16,559)	(3,006)
Rebates and sub-administration fees payable	1,911	3,710	6,201
Accrued compensation and benefits	6,172	(145,238)	121,894
Income taxes payable	12,372	3,382	(9,901)
Accounts payable and other accruals	(1,661)	4,993	3,654
Other liabilities	10,992	5,100	—

Net cash provided by operating activities	376,272	204,539	208,519
Cash Flows From Investing Activities
Investment in available-for-sale securities	(95,607)	—	—
Transfer to restricted cash	(24,066)	—	—
Purchase of property and equipment	(5,215)	(4,704)	(634)

Net cash used in investing activities	(124,888)	(4,704)	(634)
Cash Flows From Financing Activities
Repayment of loan	(13,000)	—	—
Proceeds from loans	570,000	—	—
Net cash outflow from Freedom acquisition	(314,943)	—	—
Warrant exercises	39,035	—	—
Warrant repurchases	(45,557)	—	—
Capital contributions	—	914	5
Distributions to principals and trustees	(330,972)	(165,706)	(106,531)

Net cash used in financing activities	(95,437)	(164,792)	(106,526)
Net increase in cash and cash equivalents	155,947	35,043	101,359
Effect of foreign currency translation on cash	327	1,844	(1,476)
Cash and cash equivalents at beginning of period	273,148	236,261	136,378

Cash and cash equivalents at end of period	$429,422	$273,148	$236,261

Supplementary cash flow disclosure
Interest paid	$(6,521)	$(766)	$(534)
Income taxes paid	$(51,628)	$(22,754)	$(35,245)
Non-cash financing activities:
Non-cash net liabilities of GLG Partners, Inc. on Acquisition	$16,979	$—	$—

The accompanying notes are an integral part of these combined and consolidated financial statements.

GLG PARTNERS, INC. AND SUBSIDIARIES

NOTES TO THE COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(US Dollars in thousands, except per share amounts)

1.	ORGANIZATION AND BASIS OF PRESENTATION

GLG Partners, Inc. (the “Company”) was incorporated in the state of Delaware on June 8, 2006 under the name Freedom Acquisition Holdings, Inc (“Freedom”). The Company was formed to acquire an operating business through a merger, capital stock exchange, asset acquisition, stock purchase or other similar business combination. As described further under “Recent Corporate History”, on November 2, 2007 the Company completed the acquisition of GLG Partners LP and its affiliated entities.

The Company is a leading alternative asset manager based in London which offers its clients a broad range of investment products and account management services. The Company’s primary business is to provide investment management advisory services for various investment funds and companies (the “GLG Funds”). The Company derives revenue primarily from management fees and administration fees charged to the GLG Funds and accounts it manages based on the value of assets in these funds and accounts, and performance fees charged to the GLG Funds and accounts it manages based on the performance of these funds and accounts.

The Company operates in one business segment, the management of global funds and accounts. The Company uses a multi-strategy approach, offering over forty funds across, among other things, equity, credit convertible and emerging markets products. The Company does not own a substantive, controlling interest in any of the GLG Funds it manages and as a result none of the GLG Funds are combined or consolidated by the Company.

Recent Corporate History

In June 2007, the Company entered into a Purchase Agreement with the shareowners of GLG Partners LP and certain of its affiliated entities (collectively, “GLG”) under which the Company agreed to purchase all of the ownership interests in GLG for cash and stock (the “Acquisition”). The Acquisition closed on November 2, 2007 and on that date the Company changed its name to GLG Partners, Inc. GLG shareowners received 77% of the issued share capital of the Company. As the Acquisition is considered a reverse acquisition and recapitalization for accounting purposes, the combined historical financial statements of GLG became the Company’s historical financial statements. Accordingly, the Acquisition has been treated as the equivalent of GLG issuing stock for the net monetary assets of the Company, accompanied by a recapitalization of GLG. The net monetary assets of the Company, primarily cash, have been stated at their carrying value, and accordingly no goodwill or other intangible assets were recorded.

Prior to the Acquisition, GLG comprised all of the entities (the “GLG Entities”) engaged in the provision of investment management advisory services under the common control or management of the three managing directors of GLG, Noam Gottesman, Pierre Lagrange and Emmanuel Roman (the “Principals”) and the respective trustees of trusts established by the Principals, being Leslie J. Schreyer in his capacity as trustee of the Gottesman GLG Trust, G&S Trustees Limited, in its capacity as trustee of the Lagrange GLG Trust and Jeffrey A. Robins, in his capacity as trustee of the Roman GLG Trust (the “Trustees”). In particular, the GLG Entities combined up until the date of the Acquisition, for the years ended December 31, 2006 and 2005, and consolidated from the date of the Acquisition in the financial statements are GLG Partners LP, GLG Partners Limited, GLG Holdings Limited, GLG Partners Asset Management Limited, GLG Partners Services LP, GLG Partners Services Limited, GLG Partners (Cayman) Limited, GLG Partners Corporation, GLG Partners International (Cayman) Limited, Laurel Heights LLP, Lavender Heights LLP, Mount Granite Limited, Mount Garnet Limited, GLG Holdings Inc., GLG Inc., Albacrest Corporation, Betapoint Corporation, Sage Summit Ltd., Knox Pines Ltd. and Liberty Peak Ltd.

GLG PARTNERS, INC. AND SUBSIDIARIES

NOTES TO THE COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US Dollars in thousands, except per share amounts)

Unless the context indicates otherwise below, the terms “the Company”, “we”, “us” and “our” refer to the combined and consolidated company, which has been renamed GLG Partners, Inc., in connection with the Acquisition.

These combined and consolidated financial statements are presented in US Dollars ($) prepared under US generally accepted accounting principles (“US GAAP”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations and cash flows of the Company have been included. The combined and consolidated financial statements include the accounts of GLG Partners, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated.

Limited Liability Partnerships

Beginning in mid-2006, certain of the GLG Entities entered into partnership with a number of its key personnel in recognition of their importance in creating and maintaining long-term value. These individuals ceased to be employees and either became holders of direct or indirect limited partnership interests or formed two limited liability partnerships (“LLPs”) through which they provide services to GLG. Through these partnership interests and under the terms of service agreements between certain of the GLG Entities and the LLPs, these individuals are entitled to a priority drawing and an additional share of the profits earned by the Company.

In March and June 2007, Laurel Heights LLP and Lavender Heights LLP issued equity interests to two limited partnerships, Sage Summit LP and Lavender Heights Capital LP, respectively, in which certain key personnel of GLG became holders of indirect limited partnership interests in GLG. Pursuant to a Sharing Agreement among certain equity holders of the GLG Entities (the “Equity Participation Plan”), Sage Summit LP and Lavender Heights Capital LP through their equity interests in Laurel Heights LLP and Lavender Heights LLP became entitled to 15% collectively of the proceeds derived from the Acquisition.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of combination and consolidation

Upon consummation of the Acquisition, the GLG Entities became wholly owned subsidiaries of the Company and from that date the financial statements have been prepared on a consolidated basis and consolidate those entities over which the legal parent, the Company, has control over significant operating, financial or investing decisions. Prior to the Acquisition and for all comparative periods, the combined financial statements presented are those of the accounting acquirer, GLG. The combined financial statements of GLG combine those entities in which the Principals and Trustees had control over significant operating, financial or investing decisions. Equity balances have been retroactively restated to conform to the capital structure of the legal acquirer, the Company.

The Company consolidates certain entities it controls through a majority voting interest or otherwise in which the Company is presumed to have control pursuant to Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”). All intercompany transactions and balances have been eliminated.

GLG PARTNERS, INC. AND SUBSIDIARIES

NOTES TO THE COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US Dollars in thousands, except per share amounts)

Minority Interests in Consolidated Subsidiaries

Minority interests are recorded in respect of the following interests in the following GLG Entities:

GLG Holdings Inc. and GLG Inc.

The Company consolidates GLG Holdings Inc. and GLG Inc. pursuant to the requirements of FASB Interpretation No. 46, Consolidation of Variable Interest Entities, since they are variable interest entities and the Company is the Primary Beneficiary. GLG Holdings Inc. is the holding company (and acts solely as a holding company) for GLG Inc., a dedicated research and administrative services provider based in New York. GLG Inc. provides dedicated research and administrative services to GLG Partners LP with respect to GLG’s U.S.-focused investment strategies. The combined and consolidated assets of GLG Holdings Inc. and GLG Inc. include total assets of $8,432 and $11,774 as at December 31, 2006 and 2007, respectively.

GLG Holdings Inc. funded the acquisition of GLG Inc. with promissory notes now held by GLG Partners Services LP. GLG Inc. issued additional promissory notes now held by GLG Partners Services LP to fund its operations. The promissory notes issued by GLG Holdings Inc. are secured by the pledge of 100% of the issued and outstanding share capital of GLG Inc. in favor of GLG Partner Services LP pursuant to a pledge agreement. Creditors of GLG Holdings Inc. and GLG Inc. do not have any recourse against GLG.

Minority interest in respect of these subsidiaries relates to their entire equity and retained earnings, in which GLG does not hold any economic interest.

On January 24, 2008 GLG Holdings Inc. was acquired by the Company for $2,500 in cash (see Note 14). Prior to January 24, 2008, GLG Holdings Inc. was independently owned.

FA Sub 2 Limited Exchangeable Shares

Upon consummation of the Acquisition, Noam Gottesman and the Gottesman GLG Trust received, in exchange for their interests in GLG Entities, 58,904,993 exchangeable Class B ordinary shares of FA Sub 2 Limited (the “Exchangeable Shares”) and 58,904,993 shares of our Series A voting preferred stock (the “Series A preferred stock”), in addition to their proportionate share of the cash consideration.

The Exchangeable Shares are exchangeable for an equal number of shares of the Company’s common stock at any time for no cash consideration at the holder’s option. Upon exchange of the Exchangeable Shares, an equivalent number of shares of the Company’s Series A preferred stock will be concurrently redeemed. The shares of Series A preferred stock are entitled to one vote per share and to vote with the common stockholders as a single class but have no economic rights. The Exchangeable Shares carry dividend rights but no voting rights except with respect to certain limited matters which will require the majority vote or written consent of the holders of Exchangeable Shares. The combined ownership of the Exchangeable Shares and the Series A preferred stock provides the holders of these shares with voting rights that are equivalent to those of the Company’s common stockholders.

The dividend rights of the Exchangeable Shares are such that the holders will receive an equivalent dividend to the common stockholders. In addition, the holders of the Exchangeable Shares will receive a cumulative dividend based on the Company’s estimate of the net taxable income of FA Sub 2 Limited allocable to such holders multiplied by an assumed tax rate. The dividend rights of the holders of the Exchangeable Shares are in excess of those of the Company’s common stockholders, and these rights are presented as a cumulative dividend in the combined and consolidated statements of income.

At the FA Sub 2 Limited level, the Exchangeable Shares have the same liquidation and income rights as other ordinary shareholders of FA Sub 2 Limited, and consequently the minority interest is calculated as the Exchangeable Shareholder’s proportionate share of net assets.

GLG PARTNERS, INC. AND SUBSIDIARIES

NOTES TO THE COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US Dollars in thousands, except per share amounts)

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the combined and consolidated financial statements and the reported amounts of revenues, expenses and other income during the reporting periods. Actual results could differ materially from those estimates.

Revenue Recognition

Management fees are calculated as a percentage of net assets under management based upon the contractual terms of investment advisory and related agreements and recognized as earned as the related services are performed. These fees are generally payable monthly in arrears.

Performance fees are calculated as a percentage of investment gains (which includes both realized and unrealized gains) less management and administration fees, subject in certain cases to performance hurdles, over a measurement period, generally six months. The Company has elected to adopt the preferred method of recording performance fee income, Method 1 of EITF Topic D-96, Accounting for Management Fees Based on a Formula (“Method 1”). Under Method 1, the Company does not recognize performance fee revenues and related compensation until the end of the measurement period when the amounts are contractually payable, or crystallized.

The majority of the investment funds and accounts managed by the Company have contractual measurement periods that end on each of June 30 and December 31. As a result, the performance fee revenues for the first and third fiscal quarters do not reflect revenues from uncrystallized performance fees during these three-month periods and will be reflected instead at the end of the fiscal quarter in which such fees crystallize.

In certain cases, the Company may rebate a portion of its gross management and performance fees in order to compensate third-party institutional distributors for marketing its products and, in a limited number of cases, in order to incentivize clients to invest in funds managed by the Company. Such arrangements are generally priced at a portion of the Company’s management and performance fees paid by the fund. The Company accounts for rebates in accordance with EITF Issue No. 99-19 Reporting Revenue Gross as a Principal versus Net as an Agent (“EITF 99-19”), and has recorded its revenues net of rebates. In addition most funds managed by the Company have share classes with distribution fees that are paid to third party institutional distributors.

Administration fees are calculated on a similar basis as management fees and are recognized as the related services are performed. From its gross administration fees, the Company pays sub-administration fees to third-party administrators and custodians. In accordance with EITF 99-19, administration fees are recognized net of sub-administration fees.

Rebates and sub-administration fees on the balance sheet represent amounts payable under the rebate and sub-administration fee arrangements described above.

Prior to 2005, GLG levied transaction charges on certain of the funds it managed, with respect to certain investment types, on a per-trade basis. Beginning in 2005, GLG ceased levying transaction charges and increased administration fee rates for these funds, which now include a portion retained by GLG. This transition was effected on a fund-by-fund basis, with GLG ceasing to levy transaction charges on all funds by the end of 2005, and administration fees being introduced to the majority of the funds managed by GLG in 2006.

Where a single-manager alternative strategy fund or internal Fund of Hedge Fund (“FoHF”) managed by the Company invests in an underlying single-manager alternative strategy fund managed by the Company, the

GLG PARTNERS, INC. AND SUBSIDIARIES

NOTES TO THE COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US Dollars in thousands, except per share amounts)

“investing fund” is the top-level GLG Fund into which a client invests and the “investee fund” is the underlying GLG Fund into which the investing fund allocates funds for investment. When one of the single-manager alternative strategy funds or internal FoHFs managed by the Company invests in an underlying single-manager alternative strategy fund managed by the Company:

•	management fees are charged at the investee fund level. In addition, management fees are charged on the following GLG Funds at the investing fund level: (1) GLG Multi Strategy Fund; and (2) Prime GLG Diversified Fund (in liquidation as at December 31, 2007);

•	performance fees are charged at the investee fund level. In addition, performance fees are charged on the following GLG Funds at the investing fund level: (1) Prime GLG Diversified Fund (in liquidation as at December 31, 2007); and (2) GLG Global Aggressive Fund to the extent that the performance fee at the investing fund level exceeds the performance fee at the investee fund level; and

•	administration fees are charged at both the investing and investee fund levels.

Employee Compensation and Benefits

The components of employee compensation and benefits are:

•	Base compensation — contractual compensation paid to employees in the form of base salary, which is expensed as incurred.

•	Variable compensation — payments that arise from the contractual entitlements of personnel to a fixed percentage of certain variable fee revenues attributable to such personnel with respect to GLG Funds and managed accounts. Variable compensation expense is recognized at the same time as the underlying fee revenue is crystallized, which may be monthly or semi-annually (on June 30 and December 31), depending on the fee revenue source.

•	Discretionary compensation — payments that are determined by the Company’s management in its sole discretion and are generally linked to performance. In determining such payments, the Company’s management considers, among other factors, the ratio of total discretionary compensation to total revenues; however, this ratio may vary between periods and, in particular, significant discretionary bonuses may still be paid in a period of low performance for retention and incentivization purposes. This discretionary compensation is paid to employees in the form of a discretionary cash bonus. Discretionary compensation is generally declared and paid following the end of each calendar year. However, the notional discretionary compensation charge is adjusted monthly based on the year-to-date profitability and revenues recognized on a year-to-date basis. As the majority of funds crystallize their performance fees at June 30 and December 31, the majority of discretionary compensation expense crystallizes at year end and typically paid in January following year end.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits and highly liquid investments including money market accounts with original maturities of three months or less. Due to the short term nature of these deposits and investments, their carrying values approximate their fair values.

Restricted Cash

Restricted cash represents cash held in escrow for the repayment of notes to pay a portion of the purchase price for the Acquisition. These notes are callable by the note holders on May 2, 2008 and consequently restricted cash is held as current assets.

GLG PARTNERS, INC. AND SUBSIDIARIES

NOTES TO THE COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US Dollars in thousands, except per share amounts)

Investments

Investments represent available-for-sale investments in GLG Funds. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, such investment securities are classified as available-for-sale and are carried at fair value. Under SFAS No. 115, unrealized gains and losses, net of tax, are reported in a separate component of stockholders’ equity until realized. Amortization, accretion, interest and dividends, realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. For the purpose of computing realized gains and losses, the cost of securities sold is based on the specific-identification method. Investments in securities with maturities of less than one year or which management intends to use to fund current operations are classified as short-term investments.

The Company evaluates whether an investment is other-than-temporarily impaired. This evaluation is dependent upon the specific facts and circumstances. Factors that are considered in determining whether an other-than-temporary decline in value has occurred include: the market value of the security in relation to its cost basis; the financial condition of the issuer; and the intent and ability to retain the investment for a sufficient period of time to allow for recovery in the market value of the investment.

Property and Equipment

Property and equipment consists of furniture, fixtures, equipment, computer hardware and software, and leasehold improvements and are recorded at historic cost less accumulated depreciation and amortization. Depreciation is recognized on a straight-line basis over the estimated useful lives as follows:

Useful Lives

Furniture and equipment	5 years
Leasehold Improvements	10 years or remaining lease term, whichever is shorter

The carrying value of all long-lived assets are reviewed periodically for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. If the expected future undiscounted cash flows are less than the carrying amount of the asset group, an impairment loss is recognized to the extent the carrying value of such asset exceeds its fair value.

Fair Value of Financial Instruments

Financial instruments consist of cash, cash equivalents, investments, fees receivable, rebates and sub-administration fees payable, accrued compensation and benefits, income taxes payable, distributions payable, accounts payable and other accruals, other liabilities and loan payable. The carrying amounts of these financial instruments approximates their fair values due either to their short-term nature or, in the case of the loan payable, to the variable interest rate that approximates prevailing market rates.

Foreign Currency Transactions and Translations

Transactions denominated in currencies other than the functional currency of the related entity are recorded by remeasuring into the functional currency of the related entity using the exchange rate on the date of the transaction. At the dates of the combined and consolidated balance sheets, monetary assets and liabilities, such as receivables and payables, are reported using the period-end spot foreign exchange rates. Foreign exchange rate differences are recorded in the combined and consolidated statements of income.

For the purpose of consolidation, the assets and liabilities of the GLG Entities with functional currencies other than US Dollars are translated into US Dollar equivalents using period-end exchange rates, whereas

GLG PARTNERS, INC. AND SUBSIDIARIES

NOTES TO THE COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US Dollars in thousands, except per share amounts)

revenues and expenses are translated using the weighted-average exchange rate for the period. Translation adjustments arising from consolidation are included in Accumulated other comprehensive income within Total stockholders’ equity.

Comprehensive Income

Comprehensive Income consists of Net income and Other comprehensive income. The Company’s Other comprehensive income is comprised of cumulative translation adjustments and changes in fair value of available-for-sale investments.

Interest Income, net

Interest income and expense are recognized on an accrual basis.

Equity-Based Compensation

Effective January 1, 2006, the Company, adopted SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”) using the modified prospective method. Under SFAS 123(R), the fair value of equity-based compensation must be recognized as an expense in the statements of income over the requisite service period of each award. The Company uses the graded vesting attribution method to amortize such compensation. There were no equity-based awards prior to the Acquisition on November 2, 2007 and therefore the adoption of SFAS 123(R) did not have a material impact on the combined financial statements.

In accordance with SFAS 123(R), for awards with performance conditions, the Company makes an evaluation at the grant date and future periods as to the likelihood of the performance targets being met. Compensation expense is adjusted in future periods for subsequent changes in the expected outcome of the performance conditions until the vesting date. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Awards to limited partners and service providers are accounted for under the EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or In Conjunction with Selling, Goods or Services, which requires that such equity instruments are recorded at their fair value on the measurement date, which is typically upon the inception of the services that will be performed, re-measured at subsequent dates to the extent the awards are unvested, and expensed over the vesting period using the graded vesting attribution method.

While under reverse acquisition accounting share capital and earnings per share information is retrospectively restated for all prior periods (i.e., shares paid to GLG shareowners on consummation of the Acquisition are regarded as having been issued from the beginning of the first comparative period presented), for SFAS 123(R) purposes compensation expense is recorded from the date of the Acquisition,

Income Taxes

The Company is subject to UK, Irish and US income taxes. The Company accounts for these taxes using the asset and liability method in accordance with SFAS No. 109 (“SFAS 109”), Accounting for Income Taxes, under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is established when management believes it is more likely than not that some or all of the deferred tax asset will not be realized.

Effective January 1, 2007, the Company accounts for uncertain tax positions in accordance with the provision of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of

GLG PARTNERS, INC. AND SUBSIDIARIES

NOTES TO THE COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US Dollars in thousands, except per share amounts)

FASB Statement No. 109, (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose uncertain tax positions that the company has taken or expects to take on a tax return. Accordingly, the Company reports a liability for unrecognized tax benefits resulting from tax positions taken or expected to be taken in a tax return. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. The adoption of FIN 48 did not have a material impact on our combined and consolidated financial statements.

Distributions

Distributions by the Company to Principals and Trustees are recognized as declared. Distributions to limited partners consist of a priority drawing, which is recognized when payable, and an additional profit share, which is recognized when declared.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 157 is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with changes in fair value recognized in earnings. SFAS 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS 155”), which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”). SFAS 155 provides, among other things, that (1) for embedded derivatives which would otherwise be required to be bifurcated from their host contracts and accounted for at fair value in accordance with SFAS 133, an entity may make an irrevocable election, on an instrument-by-instrument basis, to measure the hybrid financial instrument at fair value in its entirety, with changes in fair value recognized in earnings and (2) concentrations of credit risk in the form of subordination are not considered embedded derivatives. SFAS 155 is effective for all financial instruments acquired, issued or subject to re-measurement after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Upon adoption, differences between the total carrying amount of the individual components of an existing bifurcated hybrid financial instrument and the fair value of the combined hybrid financial instrument should be recognized as a cumulative effect adjustment to beginning retained earnings. Prior periods are not restated. The adoption of SFAS 155 did not have a material impact on the Company’s combined and consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS 160 is effective prospectively, except for certain retrospective disclosure requirements, for fiscal years beginning after December 15, 2008. This statement will

GLG PARTNERS, INC. AND SUBSIDIARIES

NOTES TO THE COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US Dollars in thousands, except per share amounts)

be effective for the Company beginning in 2009. As described above, the primary impact of the statement will be the reclassification of minority interests from liabilities to stockholders’ equity and their re-labelling as “non-controlling interests”. In addition, presently under ARB No. 51, non-controlling interests only share in losses to the extent that they have available equity to absorb losses. Under SFAS 160 the non-controlling interests will fully share in losses as well as profits.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 141(R) applies to all transactions or other events in which an entity obtains control of one or more businesses. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. The adoption of SFAS 141(R) is not currently expected to have a material impact on the Company’s consolidated financial statements; however, there will be an impact for any future business combination.

Net Income per share of Common Stock

The Company calculates net income per common stock in accordance with SFAS No. 128, Earnings Per Share. Basic and diluted net income per common stock was determined by dividing net income applicable to common stockholders by the weighted-average number of shares of common stock outstanding during the period.

	Years Ended December 31,
	2007	2006	2005

Net income applicable to common stockholders	$92,622	$359,326	$170,250
Weighted-average common stock outstanding (in thousands)	147,048	135,712	135,712
Net income per share applicable to common stockholders — basic	$0.63	$2.65	$1.25

Reconciliation of net income applicable to common stockholders to net income applicable to common stockholders — diluted:

Net income applicable to common stockholders	$92,622	$359,326	$170,250
Impact of conversion of FA Sub 2 Limited Exchangeable Shares:
Minority interests	(46,889)	—	—
Cumulative dividends	2,723	—	—

Net income applicable to common stockholders — diluted	$48,456	$359,326	$170,250

GLG PARTNERS, INC. AND SUBSIDIARIES

NOTES TO THE COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US Dollars in thousands, except per share amounts)

Reconciliation of weighted-average common stock outstanding — basic to weighted-average common stock outstanding — diluted:

Weighted-average common stock outstanding — basic (in thousands)	147,048	135,712	135,712
FA Sub 2 Limited Exchangeable Shares	58,905	58,905	58,905
Unvested shares awarded in respect of share plan obligations	4	—	—
Warrants	4,084	—	—

Weighted-average common stock outstanding — diluted (in thousands)	210,041	194,617	194,617

Net income per share applicable to common stockholders — diluted	$0.23	$1.85	$0.87

The following common stock equivalents have been excluded from the computation of weighted-average stock outstanding used for computing diluted earnings per share as of December 31, 2007, 2006 and 2005 as they would have been anti-dilutive:

	Years Ended December 31,
	2007	2006	2005

Common stock held in Treasury (See Note 7)	25,382,500	25,382,500	25,382,500
Common stock awarded in connection with share-based compensation arrangements	6,397,000	6,397,000	6,397,000

	31,779,500	31,779,500	31,779,500

3.	THE ACQUISITION

On November 2, 2007, the Company completed the Acquisition of GLG and changed its name to GLG Partners, Inc. GLG shareowners received 77% of the issued share capital of the Company upon consummation of the Acquisition and consequently the transaction has been accounted for as a reverse acquisition and recapitalization and GLG is considered the acquiring company for accounting purposes. Accordingly the Acquisition has been treated as the equivalent of GLG issuing stock for the net monetary assets of the Company, accompanied by a recapitalization of GLG. The net monetary assets of the Company, primarily cash, have been stated at their carrying value, and accordingly no goodwill or other intangible assets have been recorded.

The assets and liabilities of the Company on the Acquisition date are shown below:

Cash	$522,677
Deferred underwriter fees	(17,952)
Other net current assets	973

$505,698

Consideration for the Acquisition was:

•	$1,000,000 to be allocated between cash and loan notes if certain GLG equity holders elected to receive such notes in lieu of all or a portion of the cash consideration to such person;

•	230,000,000 shares of common stock and common stock equivalents, which include:

GLG PARTNERS, INC. AND SUBSIDIARIES

NOTES TO THE COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US Dollars in thousands, except per share amounts)

–	138,095,007 shares of common stock;

–	58,904,993 Exchangeable Shares of its subsidiary, FA Sub 2 Limited, which are exchangeable for 58,904,993 shares of common stock; and

–	33,000,000 ordinary shares of its subsidiary, FA Sub 1 Limited, which were subject to certain put rights to the Company and call rights by the Company, payable upon exercise by delivery of 33,000,000 shares of common stock; and

•	58,904,993 shares of the Company’s Series A preferred stock, which carry only voting rights and nominal economic rights.

On each of the following adjustment dates after the closing: (1) 10 business days after the closing, (2) January 31, 2008, and (3) 10 business days after receipt by the Buyers’ Representative under the Purchase Agreement of the audited financial statements of the Company for fiscal year 2007, the aggregate purchase price paid for GLG is subject to a possible adjustment on a dollar-for-dollar basis, to the extent the net cash amount of GLG as of the closing date is higher or lower than a specified baseline amount. GLG authorized pre-Acquisition distributions (“formulaic distributions”) in the aggregate amount that represents the purchase price adjustment that would have been attributable to the GLG shareowners but for the declaration of such distributions. In aggregate, $100,000 has been distributed during 2008 in respect of formulaic distributions.

Pro Forma Statements of Income

The results of operations of Freedom are included in the Company’s consolidated financial statements from the date of the Acquisition as of November 2, 2007. The following table presents pro forma statements of income and gives effect to the Acquisition as if it was consummated on January 1, 2006. The unaudited pro forma statements of income are not necessarily indicative of what would have occurred had the Acquisition been completed at the beginning of the retrospective periods or of the results that may occur in the future.

	Years Ended December 31,
	2007	2006

Net revenues and other income	$1,040,118	$620,866
Net loss	(812,929)	(1,150,675)
Net loss applicable to common stockholders	(695,228)	(983,225)

Net loss per share — basic and diluted	$(4.73)	$(7.24)

4.  PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following assets, net of related depreciation and amortization:

	Years Ended December 31,
	2007	2006

Furniture and Fixtures, net	$778	$1,732
Computer and Equipment, net	2,572	2,455
Leasehold Improvements, net	3,674	1,096
Other Assets, net	2,055	838

	$9,079	$6,121

GLG PARTNERS, INC. AND SUBSIDIARIES

NOTES TO THE COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US Dollars in thousands, except per share amounts)

Accumulated depreciation and amortization totaled $10,117 and $12,374 as of December 31, 2006 and 2007, respectively. Depreciation and amortization expenses totaled $2,257, $1,874, and $1,685 for the years ended December 31, 2007, 2006 and 2005, respectively.

5.	CREDIT FACILITY

GLG Holdings Limited entered into a credit facility in the principal amount of $13,000 on October 29, 2002 with the Bank of New York. Interest on the loan was payable quarterly at the annual rate of LIBOR plus 75 basis points. The loan was repayable in four equal quarterly installments of $3,250. The first installment was originally due on January 29, 2007; but the facility was extended on February 28, 2007 for another five years under the same terms and conditions with repayment to commence effective January 29, 2012. The loan was secured by a pledge of substantially all of the assets of GLG Holdings Limited and there were fixed charges on the future revenue streams of certain GLG Entities. On November 2, 2007, the credit facility provided by Bank of New York was repaid in full and the loan terminated without penalty.

On October 30, 2007, the Company entered into a credit agreement providing FA Sub 3 Limited, a wholly owned subsidiary of the Company, with: (i) a 5-year non-amortizing revolving credit facility in a principal amount of up to $40,000; and (ii) a 5-year amortizing term loan facility in a principal amount of up to $530,000. Proceeds of the loans were used to finance the purchase price for the Company’s acquisition of GLG, to pay transaction costs and to repay then-existing GLG indebtedness and for working capital and other general corporate purposes. The term loans and revolving loans are guaranteed by the Company and certain of its subsidiaries (including FA Sub 1 Limited, FA Sub 2 Limited and certain GLG Entities, but excluding certain regulated GLG Entities) and are secured by a first priority pledge of all notes and capital stock directly owned by FA Sub 3 Limited and the guarantors and a first priority security interest in all or substantially all other assets owned by FA Sub 3 Limited and the guarantors.

	Years Ended December 31,
	2007	2006

Average interest rates for the period	6.19%	5.89%
Scheduled principal payments for long-term borrowings at December 31, 2007 are as follows:
2008	$—	$—
2009	—	—
2010	—	—
2011	265,000	—
Thereafter	305,000	13,000

	$570,000	$13,000

Deferred financing costs represent costs incurred in connection with the credit facilities and are amortized into interest expense over the term of the related credit facility. These are reported within prepayments and other assets. Unamortized amounts at December 31, 2007 and December 31, 2006 were $6,599 and $0, respectively. Deferred financing fees amortized to interest expense for fiscal years 2007, 2006 and 2005 were $228, $0, and $0, respectively.

6.	COMMITMENTS AND CONTINGENCIES

The Company, in the ordinary course, responds to a variety of regulatory inquiries. The Company and its subsidiaries are involved in the following regulatory investigations:

GLG PARTNERS, INC. AND SUBSIDIARIES

NOTES TO THE COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US Dollars in thousands, except per share amounts)

On November 23, 2006 and June 21, 2007, the French Autorité des Marchés Financiers (“AMF”) imposed fines of €1.2 million ($1,600) and €1.5 million ($2,000) against GLG in connection with GLG’s trading in the shares of Alcatel S.A. (“Alcatel”) prior to a December 12, 2002 issuance of Alcatel convertible securities and in Vivendi Universal S.A. (“Vivendi”) prior to a November 14, 2002 issuance of Vivendi convertible securities. GLG has paid the fine in the Alcatel proceeding and has appealed the Vivendi decision.

On May 29, 2007, GLG agreed to pay a civil penalty of $500 and disgorgement and interest of approximately $2,704 to settle enforcement and civil actions brought by the SEC for illegal short selling. GLG did not admit or deny the findings, but consented to the SEC order finding that GLG violated Rule 105 of Regulation M under the Exchange Act in connection with 14 public offerings and a final judgment in the civil action in the United States District Court for the District of Columbia.

In March 2006, an employee resigned from GLG. In July 2006, the individual filed a claim for unfair dismissal against GLG. In May 2007, the dispute was concluded by way of a settlement agreement. The overall terms of the settlement were that the individual would withdraw his tribunal proceedings and that GLG would pay the individual $15,000 in respect of accrued employment obligations and separately a further $1,500 per quarter for the next five quarters for providing certain research services to GLG. In these combined and consolidated financial statements the Company accrued the $15,000 paid in May 2007 and is recognizing the separate consulting fees as the services are rendered.

In October 2007, the Principals and the Trustees agreed with Philippe Jabre, a former principal of GLG, and the trustee of the Jabre GLG Trustee (the “Jabre GLG Trustee”) to resolve, at no cost to GLG, ongoing disagreements with respect to profit allocations in prior years and the transfer of Mr. Jabre’s and the Jabre GLG Trustee’s shares in GLG through a distribution of profits to the Jabre GLG Trustee which would otherwise have been made to the Trustees prior to the closing of the Acquisition and an adjustment in the purchase price for Mr. Jabre’s and the Jabre GLG Trustee’s shares in GLG. In addition, Mr. Jabre and the Jabre GLG Trustee, on the one hand, and GLG and others, on the other hand, have agreed to mutual general releases.

On January 25, 2008, the AMF notified the Company of proceedings relating to its trading in the shares of Infogrames Entertainment (“Infogrames”) on February 8 and 9, 2006, prior to the issuance by Infogrames on February 9, 2006 of a press release announcing poor financial results. The AMF’s decision to initiate an investigation into GLG’s trades in Infogrames was based on a November 19, 2007 report prepared by the AMF’s Department of Market Investigation and Supervision (the “Infogrames Report”). According to the Infogrames Report, the trades challenged by the AMF generated an unrealized capital gain for GLG as of the opening on February 10, 2006 of €179,000. The AMF investigation of the Company relates solely to the conduct of a former employee; however the Company was named as the respondent. If sustained, the charge against the Company could give rise to an administrative fine under French securities laws.

To the extent not already paid, the Company has provided for the amounts set forth above as Other liabilities within Current Liabilities.

Indemnifications

In the normal course of business, the Company enters into operating contracts that contain a variety of representations and warranties and that provide general indemnifications. The Company’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Company that have not yet occurred. However, based on experience, the Company expects the risk of material loss to be remote.

GLG PARTNERS, INC. AND SUBSIDIARIES

NOTES TO THE COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US Dollars in thousands, except per share amounts)

Operating Leases

The Company has annual commitments under non-cancellable operating leases for office space located in London, UK, George Town, Cayman Islands, and New York, US which expire on various dates through 2018. The minimum future rental expense under these leases is as follows:

Year Ended December 31,

2008	$4,287
2009	4,339
2010	4,339
2011	4,339
2012	4,339
Thereafter	23,538

$45,181

Rent expenses are recognized on a straight-line basis during the years ended December 31, 2007, 2006 and 2005 were $10,799, $7,485 and $6,239, respectively.

7.	STOCKHOLDERS’ EQUITY

Common Stock

The Company’s authorized capital stock consists of 1,000,000,000 shares of common stock, par value $0.0001 per share, and 150,000,000 shares of preferred stock, par value $0.0001 per share, of which 58,904,993 shares are designated and issued as Series A voting preferred stock.

On November 2, 2007, the Company in connection with the Acquisition issued 171,083,976 shares of common stock including:

•	9,989,000 shares of common stock to be issued for the benefit of the Company’s employees, service providers and certain key personnel under the Restricted Stock Plan;

•	25,382,500 shares of common stock held by subsidiaries of the Company to be issued in connection with the Equity Participation Plan (see Note 8).

As the Acquisition was treated as a reverse acquisition, the shares issued to GLG shareowners are accounted for as having been issued for all periods prior to the Acquisition. At the date of the Acquisition, the Company had issued 69,799,003 shares (including 5,000,000 shares issued in the founders’ co-investment coincident with the Acquisition). Under reverse acquisition accounting this is regarded as having been issued on the date of the Acquisition.

During 2007, the Company issued 3,368,187 shares of common stock as a result of warrant exercises and granted 478,922 shares under the 2007 Long-Term Incentive Plan. 100 shares were redeemed by common stockholders’ in connection with the Acquisition.

At December 31, 2007 the Company had 244,730,988 shares of common stock issued, including 25,382,500 shares of treasury stock held by subsidiaries to be issued to limited partners under the Equity Participation Plan (see Note 8).

Series A Preferred Stock

The holders of our Series A preferred stock have one vote per share and the right, together with the holders of common stock voting as a single class, to vote on the election of directors and all other matters

GLG PARTNERS, INC. AND SUBSIDIARIES

NOTES TO THE COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US Dollars in thousands, except per share amounts)

requiring stockholder action. In addition, the holders of Series A preferred stock have a separate right to vote as a single class on (1) amendments to the certificate of incorporation that effect a division or combination of common stock unless such amendment proportionately divides or combines the Series A preferred stock, (2) the declaration of any dividend or distribution on common stock (other than in connection with a dissolution and liquidation) in shares of common stock unless a proportionate dividend or distribution is declared on the Series A preferred stock, and (3) a division or subdivision of Series A preferred stock into a greater number of shares of Series A preferred stock or a combination or consolidation of Series A preferred stock.

The Series A preferred stock is not entitled to receive dividends. In the event of the liquidation of the Company, the holders of Series A preferred stock are only entitled to receive, in preference to the common stock, $0.0001 per share, and nothing more. The shares of Series A preferred stock are subject to transfer restrictions intended to cause such shares to be transferred only together with the Exchangeable Shares. Each share of Series A preferred stock will be issued with an Exchangeable Share of FA Sub 2 Limited. Each Exchangeable Share is exchangeable at any time at the election of the holder for one share of common stock. For each Exchangeable Share that is exchanged for common stock, a corresponding share of Series A preferred stock will automatically be redeemed for its par value of $0.0001 per share and become authorized but unissued preferred stock. Except in connection with the exchange of the Exchangeable Shares, the holders of Series A preferred stock will have no conversion, pre-emptive or other subscription rights.

Warrants

Public Stockholders’ Warrants

In connection with its initial public offering, the Company issued 52,800,000 warrants to purchase common stock to the public as part of units (comprising one share of common stock and one public stockholders’ warrant). As of December 31, 2007, 42,132,613 public stockholders’ warrants were outstanding. The warrants were exercisable beginning December 21, 2007 and will expire on December 28, 2011.

Each public stockholders’ warrant entitles the holder to purchase one share of common stock at a price of $7.50 per share, subject to adjustment upon certain events, including a stock dividend, or our recapitalization, reorganization, merger or consolidation.

Beginning December 21, 2007, the Company may call the warrants for redemption with at least 30 days’ prior written notice at a price of $0.01 per warrant if, and only if, the reported last sale price of our common stock equals or exceeds $14.25 per share for any 20 trading days within a 30-trading day period ending on the third business day prior to the notice of redemption to warrant holders.

Founders’ Warrants

Prior to its initial public offering, the Company issued 12,000,003 warrants to purchase its common stock to its founders as part of units (comprising one share of common stock and one founders’ warrant), all of which were outstanding as of December 31, 2007. The founders’ warrants are substantially similar to the public stockholders’ warrants discussed above, except that the founders’ warrants:

•	will become exercisable if and when the last sales price of the Company’s common stock exceeds $14.25 per share for any 20 trading days within a 30-trading day period beginning 90 days after November 2, 2007; and

•	are non-redeemable so long as they are held by the founders or their permitted transferees.

GLG PARTNERS, INC. AND SUBSIDIARIES

NOTES TO THE COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US Dollars in thousands, except per share amounts)

Each founder has agreed, subject to certain exceptions, not to sell or otherwise transfer any of its founders’ warrants (including the common stock to be issued upon exercise of the founders’ warrants) until November 2, 2008.

Sponsors’ Warrants and Co-Investment Warrants

In connection with its initial public offering, the Company issued 4,500,000 warrants to purchase common stock to the Company’s sponsors, all of which were outstanding as of December 31, 2007. In addition, in connection with the Acquisition, the sponsors acquired an additional 5,000,000 warrants to purchase common stock as part of the co-investment of $50,000 for 5,000,000 units in a private placement. The sponsors’ warrants and co-investment warrants have terms and provisions that are substantially similar to the public stockholders’ warrants, except that these warrants (including the common stock to be issued upon exercise of these warrants) are not transferable or salable by their holders or their permitted warrant transferees until one year after the closing of the Acquisition, except to certain permitted transferees. In addition, the sponsors’ warrants are non-redeemable so long as the sponsors or their permitted warrant transferees hold such warrants, while the co-investment warrants are subject to the same redemption provisions as those to which the public stockholders’ warrants are subject.

Units

Public Stockholders’ Units

Each unit consists of one share of common stock and one public stockholders’ warrant. Each warrant entitles the holder to purchase one share of common stock. The common stock and warrants comprising the units began trading separately on January 29, 2007.

Founders’ Units

On July 20, 2006, the founders purchased an aggregate of 12,000,003 units (after giving effect to our reverse stock split and stock dividends) for an aggregate purchase price of $25,000. Each unit consisted of one share of common stock and one founders’ warrant.

Each of the founders has agreed, subject to certain exceptions described below, not to sell or otherwise transfer any of its founders’ units, founders’ common stock or founders’ warrants (including the common stock to be issued upon exercise of the founders’ warrants) until November 2, 2008. Each of the founders is permitted to transfer its founders’ units, founders’ common stock or founders’ warrants (including the common stock to be issued upon exercise of the founders’ warrants) to certain permitted transferees.

The founders’ units, shares and warrants (1) held by founders are subject to the terms of letter agreements between each of the founders and Citigroup Global Market, Inc., as sole book running manager of the Company’s initial public offering, and (2) those held by sponsors are subject to certain restrictions on transfer pursuant to the terms of the founders agreement entered into among Noam Gottesman, as Sellers’ Representative, the Principals, Trustees and the sponsors, each of which provides that subject to certain exceptions, these shares and warrants may not be transferred until November 2, 2008.

Co-Investment Units

Immediately prior to the Acquisition, the sponsors and certain of their affiliates purchased in equal amounts an aggregate of 5,000,000 of our units at a price of $10.00 per unit for an aggregate purchase price of $50,000. Each unit consists of one share of common stock and one co-investment warrant. The sponsors did not receive any additional carried interest (in the form of additional units, common stock, warrants or otherwise) in connection with the co-investment.

GLG PARTNERS, INC. AND SUBSIDIARIES

NOTES TO THE COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US Dollars in thousands, except per share amounts)

Each of the sponsors has agreed, subject to certain exceptions described below, not to sell or otherwise transfer any of its co-investment units, co-investment common stock or co-investment warrants (including the common stock to be issued upon exercise of the co-investment warrants) for a period of one year from the date of the Acquisition. Each of the sponsors is permitted to transfer its co-investment units, co-investment common stock or co-investment warrants (including the common stock to be issued upon exercise of the co-investment warrants) to certain permitted transferees. The co-investment units, shares and warrants held by our sponsors and their permitted transferees are subject to (1) the terms of letter agreements between each of the sponsors and Citigroup Global Market, Inc., as sole book running manager of the Company’s initial public offering, and (2) certain restrictions on transfer pursuant to the terms of the founders agreement entered into among Mr. Gottesman, as Sellers’ Representative, the Principals, Trustees and the sponsors, each of which provides that subject to certain exceptions, these units, shares and warrants may not be transferred until November 2, 2008.

8.	SHARE-BASED COMPENSATION

Equity Participation Plan

Prior to December 31, 2006, GLG had not granted any equity-based awards. In March 2007, GLG established the Equity Participation Plan to provide certain key individuals, through their direct or indirect limited partnership interests in two limited partnerships, Sage Summit LP and Lavender Heights Capital LP, with the right to receive a percentage of the proceeds derived from an initial public offering relating to GLG or a third-party sale of GLG. Upon consummation of the Acquisition, Sage Summit LP and Lavender Heights Capital LP received collectively 15% of the total consideration of cash and the Company’s capital stock payable to the GLG shareowners in the Acquisition, 99.9% of which was allocated to key individuals who are limited partners of Sage Summit LP and Lavender Heights Capital LP. The balance of the consideration remains unallocated. Of the portion which has been allocated, 92.4% was allocated to limited partners who are referred to as Equity Sub-Plan A members and 7.6% was allocated to limited partners who are referred to as Equity Sub-Plan B members.

These limited partnerships distributed to the limited partners in the Equity Sub-Plan A, 25% of the aggregate amount allocated to the Equity Sub-Plan A members upon consummation of the Acquisition, and the remaining 75% will be distributed to the limited partners in three equal installments of 25% each upon vesting over a three-year period on the first, second and third anniversaries of the consummation of the Acquisition, subject to the ability of the general partners of the limited partnerships, to accelerate vesting. These limited partnerships will distribute to the limited partners in Equity Sub-Plan B, 25% of the aggregate amount allocated to the Equity Sub-Plan B members in four equal installments of 25% each upon vesting over a four-year period on the first, second, third and fourth anniversaries of the consummation of the Acquisition, subject to the ability of the general partners of the limited partnerships, to accelerate vesting. The unvested portion of such amounts will be subject to forfeiture in the event of termination of the individual as a limited partner prior to each vesting date, unless such termination is without cause after there has been a change in control of the Company after completion of the Acquisition or due to death or disability. Upon forfeiture, these unvested amounts will not be returned to the Company but instead to the limited partnerships, which may reallocate such amounts to their existing or future limited partners.

The equity portion of this plan has been accounted for in accordance with the provisions of SFAS 123(R) and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or In Conjunction with Selling, Goods or Services” (“EITF 96-18”), which require that such equity instruments are recorded at their fair value on the measurement date, which date is typically upon the inception of the services that will be performed, re-measured at subsequent dates to the extent the awards are

GLG PARTNERS, INC. AND SUBSIDIARIES

NOTES TO THE COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US Dollars in thousands, except per share amounts)

unvested, and amortized into expense over the vesting period. Disclosures in accordance with SFAS 123(R) and EITF 96-18 are set forth below:

	Year Ended December 31,
	2007	2006	2005

Compensation cost recognized in relation to share-based compensation	$138,978	—	—

Nonvested shares at January 1 (in thousands)	—	—	—
Granted (weighted-average fair value at grant date $13.70 per share)	32,980	—	—
Vested (fair value at grant date $13.70 per share, totaling $104,360)	(7,617)	—	—

Nonvested shares at December 31 (weighted-average fair value at grant date $13.70 per share)	25,363	—	—

Total unrecognized compensation at period end (over weighted-average remaining life of 1 year 11 months)	$310,315	—	—

Restricted Stock Plan and Long-Term Incentive Plan

10,000,000 shares of common stock were authorized to be issued as part of the purchase price for the Acquisition, of which 9,989,000 have been allocated to employees, service providers and certain key personnel, subject to vesting, which may be accelerated under the Restricted Stock Plan. Any unvested stock awards will be returned to the Company.

The Company is also authorized to issue up to 40,000,000 shares under the 2007 Long-Term Incentive Plan, or LTIP, which will provide for the grants of incentive and non-qualified stock options, stock appreciation rights, common stock, restricted stock, restricted stock units, performance units and performance shares to employees, service providers, non-employee directors and certain key personnel who hold direct or indirect limited partnership interests in certain GLG Entities.

Disclosures in accordance with SFAS 123(R) and EITF 96-18 are set forth below:

	Year Ended December 31,
	2007	2006	2005

Compensation cost recognized in relation to share based compensation	$8,208	—	—

Nonvested shares at January 1 (in thousands)	—	—	—
Granted (weighted-average fair value at grant date $13.72)	10,468	—	—

Nonvested shares at December 31 (weighted-average fair value at grant date $13.72)	10,468	—	—

Total unrecognized compensation at period end (over weighted-average remaining life of 2 years 2 months)	$134,972	—	—

Agreement among Principals and Trustees

In addition, the Principals and the Trustees have entered into an agreement among Principals and Trustees which will provide that, in the event a Principal voluntarily terminates his employment with the Company for any reason prior to the fifth anniversary of the closing of the Acquisition, a portion of the equity interests held by that Principal and his related Trustee as of the closing of the Acquisition will be forfeited to the Principals

GLG PARTNERS, INC. AND SUBSIDIARIES

NOTES TO THE COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US Dollars in thousands, except per share amounts)

who are still employed by us and their related Trustees. Disclosures in accordance with SFAS 123(R) and EITF 96-18 are set forth below:

	Year Ended December 31,
	2007	2006	2005

Compensation cost recognized in relation to share based compensation	$444,715	—	—

Nonvested shares at January 1 (in thousands)	—	—	—
Granted (weighted-average fair value at grant date $13.70)	136,510	—	—
Vested (fair value at grant date $13.70, totaling $327,283)	(23,889)	—	—
Nonvested at December 31 (weighted-average fair value at grant date $13.70)	112,621	—	—

Total unrecognized compensation at period end (over weighted-average remaining life of 2 years 10 months)	$1,425,472	—	—

SFAS 123(R) requires a company to estimate the compensation cost of share-based payment awards based on estimated fair values. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period. For awards with performance conditions, the Company makes an evaluation at the grant date and future periods as to the likelihood of the performance targets being met. Compensation expense is adjusted in future periods for subsequent changes in the expected outcome of the performance conditions until the vesting date. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. After due consideration, the Company has assumed a forfeiture rate of 12.5% for employees, service providers and key certain personnel awarded less than 100,000 shares and a 7.5% forfeiture rate for employees, service providers and key certain personnel awarded more than 100,000 shares. These rates will be regularly reviewed against actual forfeiture rates and adjusted where necessary. There are no assumed forfeitures for either the Equity Participation Plan or the Agreement among Principals and Trustees.

Share-based compensation expenses have been calculated assuming a fair value of the Company’s common stock at grant date for employees. For awards to service providers accounted under EITF 96-18, fair value is re-measured at period end to the period end closing price of the Company’s common stock.

9.	NET REVENUES

Net management fees, net performance fees, net administration fees are derived as follows:

	Year Ended December 31,
	2007	2006	2005

Gross management fees	$337,395	$224,548	$162,756
Management fee rebates	(50,243)	(38,275)	(24,798)

Net management fees	$287,152	$186,273	$137,958

Gross performance fees	$690,977	$402,512	$285,338
Performance fee rebates	(12,315)	(7,772)	(5,933)

Net performance fees	$678,662	$394,740	$279,405

Gross administration fees	$75,169	$42,532	$4,872
Sub-administration fees	(10,945)	(7,718)	(4,561)

Net administration fees	$64,224	$34,814	$311

GLG PARTNERS, INC. AND SUBSIDIARIES

NOTES TO THE COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US Dollars in thousands, except per share amounts)

The Company is not able to collect comprehensive data on the geographical location of investors and, therefore, it is impracticable to provide a geographical analysis of revenues.

10.	INCOME TAXES

The Company is subject to income tax of the countries (UK, Ireland and US) in which it conducts business. Since 2005, the income taxes charged geographically are as follows:

	Year Ended December 31,
	2007	2006	2005

UK Income Taxes	$62,659	$28,767	$24,551
Irish Income Taxes	465	313	203
US Income Taxes	876	145	591

	$64,000	$29,225	$25,345

The following table is a reconciliation of income taxes computed at the standard UK corporation tax rate to the income tax charge:

	Year Ended December 31,
	2007	2006	2005

Income before income taxes	$123,330	$388,733	$196,247

Tax charge at UK corporation tax rate (30)%	36,999	116,620	58,874
Factors affecting charge:
Overseas tax rate differences	(53,415)	(27,557)	(35,185)
Disallowed and non-taxable items	200,716	841	1,656
Pass through to limited partners	(120,300)	(60,679)	—

Tax on profit on ordinary activities	$64,000	$29,225	$25,345

Effective Income Tax Rate	52%	8%	13%

The effective income tax rate differs based on the location of the Company and its subsidiaries and the local tax regulations applying in those countries. This has resulted in an overseas tax rate difference. Limited partners are individually responsible for reporting and paying taxes on distributions received by them from the Company and as such these distributions are not subject to tax at the Company level.

The 2007 effective tax rate has increased significantly predominantly due to the recognition of $639,000 of non-cash acquisition related share-based and other compensation costs related to the Acquisition. This has been treated as disallowable and makes up a significant component of disallowed and non-taxable items for 2007.

The UK tax returns for certain GLG Entities for the year ended December 31, 2005 and 2006, based upon which the Company paid taxes of $24,551 and $28,491 respectively are still subject to examination by the UK tax authorities.

As a result of adopting FIN 48 on January 1, 2007, unrecognized tax benefits at December 31, 2007 relate to US, state and foreign jurisdictions.

GLG PARTNERS, INC. AND SUBSIDIARIES

NOTES TO THE COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US Dollars in thousands, except per share amounts)

A reconciliation of the opening and closing amounts of unrecognized tax benefits are as follows:

Unrecognized tax benefits at January 1, 2007	$1,362
Gross increases to current period tax positions	7,100

Unrecognized tax benefits balance at December 31, 2007	$8,462

In addition, the Company recognizes interest and penalties related to unrecognized tax benefits, in income tax expense. As of December 31, 2007, we had accrued interest of $400 related to these unrecognized tax benefits. No accrual has been made for penalties related to income tax positions. The unrecognized tax benefit is not expected to materially change over the next 12 months.

In total for the year ended December 31, 2007, the Company had accrued an additional $7,500 of amounts relating to unrecognized tax benefits that, if recognized, would reduce the effective tax rate by approximately 6.1%

We conduct business globally and as a result, the Company and certain of its subsidiaries file income tax returns in the UK, US and Ireland with varying statutes of limitation. For the 2004 through to 2007 tax years, the Company and certain of its subsidiaries generally remain subject to examination by the respective taxing authorities in the relevant jurisdictions.

11.	EMPLOYEE BENEFIT PLANS

The Company provides a defined contribution plan for eligible employees in the UK. All UK employees are eligible to contribute to the plan after three months of qualifying service. The Company contributes a percentage of the employee’s annual salary, subject to UK statutory restrictions, on a monthly basis. For the years ended December 31, 2007, 2006 and 2005, the Company incurred expenses of $1,361, $1,049 and $1,198, respectively in connection with this plan.

12.	REGULATED ENTITIES

Certain GLG Entities are registered with, and subject to the capital requirements of, the UK Financial Services Authority, Cayman Islands Monetary Authority and Irish Financial Services Regulatory Authority. These entities have continuously operated in excess of their regulated capital requirements.

These regulatory capital requirements may restrict the Company’s ability to withdraw capital from its entities. At December 31, 2007, approximately $65,500 of net assets of consolidated entities may be restricted as to the payment of distributions and advances.

13.	RELATED PARTIES

Transactions with Lehman Brothers

A subsidiary of Lehman Brothers Holdings Inc. owns 10.1% of the Company’s equity on a fully diluted basis.

Prior to October 30, 2007, the non-voting stock of a number of GLG Entities combined and consolidated in these financial statements were pledged to Lehman Brothers Bankhaus AG as security on loans to current and prior GLG Principals. The loans required that all dividends paid on the non-voting shares be applied to the repayment of the loans.

Lehman Brothers Holdings Inc. and its affiliates (collectively, “Lehman Brothers”) acts as a broker, prime broker, derivatives counterparty and stock lending agent to certain of the GLG Funds and managed accounts. The terms of these arrangements are similar to those of arrangements with other non-related parties.

GLG PARTNERS, INC. AND SUBSIDIARIES

NOTES TO THE COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US Dollars in thousands, except per share amounts)

Lehman Brothers distributes GLG Funds through its private client sales force, and the Company rebates to Lehman Brothers, certain of the fees that it receives from the GLG Funds in relation to these investments. The annual charge to the Company was $5,456, $3,842 and $2,347 in 2007, 2006 and 2005, respectively. The terms of these arrangements are similar to those of arrangements with other non-related parties.

Lehman Brothers also provides payroll services to the Company and has agreed to provide the Company with disaster recovery support, such as office space. The annual charge to the Company was approximately $100, $76 and $81 in 2007, 2006 and 2005, respectively.

Schreyer Consulting Agreement

Leslie J. Schreyer, who in his capacity as Trustee of the Gottesman GLG Trust is a member of the group of individuals that exercise common control over the GLG Entities, served as the general counsel and adviser of GLG Partners Services LP on a part-time basis under a consulting agreement. The consulting agreement was for a one year term, automatically renewed annually for an additional one-year term, unless terminated. The consulting agreement provided for an annual base salary of $1,500, of which $500 was paid in monthly installments and the balance was paid when bonuses are payable. Mr. Schreyer was also eligible to receive a bonus and other benefits, such as health insurance. Mr. Schreyer received total compensation of $2,700, $3,200 and $2,900 for 2007, 2006, and 2005, respectively from GLG Partners Services LP.

On November 2, 2007, the consulting agreement was terminated and Mr. Schreyer entered into an employment agreement with the Company.

Green Consulting Fee

Jonathan Green, a shareholder in the Company and a former principal of GLG, was paid a consulting fee of $0 for 2007, and $1,000 for each of 2006 and 2005.

14.	SUBSEQUENT EVENTS

On June 13, 2007, GLG Partners LP entered into in an agreement to purchase all of the shares of GLG Holdings Inc. for $2,500. The operations, assets and liabilities of GLG Holdings Inc. and its subsidiary, GLG Inc., are combined and consolidated in these financial statements. The earnings are reflected as minority interests for each of the three year periods ended December 31, 2007 and the equity is reflected as minority interests as of December 31, 2006 and 2007. The acquisition was consummated on January 24, 2008, with GLG Partners LP designating GLG Partners, Inc. as the purchaser. GLG Inc. was registered with the SEC as an investment adviser under the U.S. Investment Advisers Act of 1940.

Following year-end, the Company has repurchased 5,500,000 warrants for $29,685 and 2,147,939 warrants have been exercised at $7.50 per share, resulting in aggregate proceeds to the Company of $16,110.

15.	SELECTED QUARTERLY INFORMATION (UNAUDITED)

The following unaudited quarterly information includes, in management’s opinion, all the normal and recurring adjustments necessary to fairly state the results of operations and related information for the periods presented.

GLG PARTNERS, INC. AND SUBSIDIARIES

NOTES TO THE COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US Dollars in thousands, except per share amounts)

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007

Total net revenues and other income	$73,007	$418,010	$102,572	$446,529
Total expenses	(50,813)	(84,497)	(54,850)	(728,978)
Net income/(loss) applicable to common stockholders	20,415	308,653	46,035	(282,481)

Net income/(loss) per share — basic	$0.15	$2.27	$0.34	$(1.56)

Net income/(loss) per share — diluted	$0.10	$1.59	$0.24	$(1.56)

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006

Total net revenues and other income	$50,118	$226,603	$57,240	$286,905
Total expenses	(37,504)	(104,100)	(20,311)	(74,875)
Net income applicable to common stockholders	12,406	112,080	36,093	198,747

Net income per share — basic	$0.09	$0.83	$0.27	$1.46

Net income per share — diluted	$0.06	$0.58	$0.19	$1.02

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
GLG Partners, Inc.

We have audited the consolidated financial statements of GLG Partners, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and for each of the three years in the period ended December 31, 2007, and have issued our report thereon dated February 28, 2008; such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of the Company listed in Item 15. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Ernst & Young LLP

London, England
March 3, 2008

GLG PARTNERS, INC.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED BALANCE SHEETS
(US Dollars in thousands, except per share amounts)

	As of December 31,
	2007	2006

ASSETS
Current Assets
Cash and cash equivalents	$39,334	$—
Advances to subsidiaries	15,979	—
Prepaid expenses and other assets	5,497	—

Total Current Assets	60,810	—
Non-Current Assets
Investments in subsidiaries, net	32,330	361,952
Property and equipment (net of accumulated depreciation and amortization of $0 and $0, respectively)	610	—

Total Non-Current Assets	32,940	—

Total Assets	$93,750	$361,952

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued compensation and benefits	$882	$—
Income and franchise taxes payable	90	—
Notes payable, founding stockholders	—	—
Accounts payable and other accruals	899	—

Total Current Liabilities	1,871	—

Total Liabilities	1,871	—
Stockholders’ Equity
Common stock, $.0001 par value; 1,000,000,000 authorized, 244,730,988 issued and outstanding (2006: 171,083,976 issued and outstanding)	24	17
Series A voting preferred stock, $.0001 par value; 150,000,000 authorized, 58,904,993 issued and outstanding (2006: 58,904,993 issued and outstanding).	6	6
Additional paid in capital	575,589	354,073
Treasury stock	(347,740)	(347,740)
Accumulated and other comprehensive income	3,477	2,906
Accumulated (deficit) income	(139,477)	352,690

Total Stockholders’ Equity	91,879	361,952

Total Liabilities and Stockholders’ Equity	$93,750	$361,952

The accompanying notes are an integral part of this condensed financial information.

GLG PARTNERS, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF OPERATIONS
(US Dollars in thousands)

	Years Ended December 31,
	2007	2006

Interest income, net	$40	$—

Expenses
Employee compensation and benefits	(103,598)	—
General, administrative and other	(238)	—

	(103,836)	—

Deficit from operations	(103,796)	—
Deficit before income taxes	(103,796)	—
Income taxes	657	—

Deficit before equity in net income of subsidiaries	(103,139)	—
Equity in net income of subsidiaries	195,761	359,326

Net deficit	$92,622	$359,326

The accompanying notes are an integral part of this condensed financial information.

GLG PARTNERS, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF CASH FLOWS
(US Dollars in thousands)

	Years Ended December 31,
	2007	2006

Net cash used in operating activities	$(2,474)	$—
Cash Flows From Investing Activities
Purchase of property and equipment	(610)	—

Net cash used in investing activities	(610)	—
Cash Flows From Financing Activities
Net cash inflow from Freedom Acquisition	48,940	—
Warrant exercises	39,035	—
Warrant repurchases	(45,557)	—

Net cash provided by financing activities	42,418	—
Net increase in cash and cash equivalents	39,334	—
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$39,334	$—

Supplementary cash flow disclosure
Income taxes paid	$(3,112)	$—

The accompanying notes are an integral part of this condensed financial information

GLG PARTNERS, INC.

NOTES TO THE CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(US Dollars in thousands, except per share amounts)

1.	BASIS OF PRESENTATION

The accompanying condensed financial statements, including the notes thereto, should be read in conjunction with the combined and consolidated financial statements of GLG Partners, Inc. and subsidiaries (the “Company”) and the notes thereto. Our share of net income of our subsidiaries is included in net income using the equity method of accounting.

The condensed financial information is that of the legal parent, GLG Partners, Inc. for the period post-Acquisition.

Reverse acquisition accounting requires that the condensed financial information presented is that of the accounting acquiror. As GLG represented the combination of entities under common control, no parent entity can be identified. As such, the condensed financial information presented for the pre-Acquisition period represents the interest in the GLG Entities of a notional GLG holding company. Stockholders’ equity has also been retroactively restated to include shares issued to the GLG Shareowners as consideration for the Acquisition as the issued capital for all periods presented.

The condensed financial information for the years ended December 31, 2007 and 2006 is prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the disclosure of contingencies in the condensed financial statements. Management believes that the estimates utilized in the preparation of the condensed financial information are reasonable and prudent. Actual results could differ materially from these estimates.

2.	GUARANTEES

FA Sub 3 Limited, a subsidiary of the Company, has entered into a credit agreement providing it with: (i) a 5-year non-amortizing revolving credit facility in a principal amount of up to $40,000; and (ii) a 5-year amortizing term loan facility in a principal amount of up to $530,000. Proceeds of the loans were used to finance the purchase price for the Company’s acquisition of GLG, to pay transaction costs and to repay then-existing GLG indebtedness and for working capital and other general corporate purposes. The term loans and revolving loans are guaranteed by the Company and certain of its subsidiaries (including FA Sub 1 Limited, FA Sub 2 Limited and the GLG Entities, but excluding certain regulated GLG Entities) and will be secured by a first priority pledge of all notes and capital stock owned by FA Sub 3 Limited and the guarantors and a first priority security interest in all or substantially all other assets owned by FA Sub 3 Limited and the guarantors.

3.	ADVANCES TO SUBSIDIARIES

As of December 31, 2007 and 2006, GLG Partners, Inc. had receivables from subsidiaries of $15,979 (2006: $0) related to the recovery of transaction costs incurred as part of the Acquisition.

EXHIBIT INDEX

Exhibit
No.	Description

3.1	Restated Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-33217), is incorporated herein by reference.
3.2	Amended Bylaws of the Company, filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-33217), is incorporated herein by reference.
4.1	Specimen Certificate for Common Stock, par value $0.0001 per share, of the Company, filed as Exhibit 4.1 to the Company’s Post-Effective Amendment on Form S-3 to Registration Statement on Form S-1 (Registration No. 333-147865), is incorporated herein by reference.
4.2	Specimen Certificate for Series A Preferred Stock, par value $0.0001 per share, of the Company, filed as Exhibit 4.2 to the Company’s Post-Effective Amendment on Form S-3 to Registration Statement on Form S-1 (Registration No. 333-147865), is incorporated herein by reference.
4.3	Specimen Certificate for Public Warrants to Purchase Common Stock of the Company, filed as Exhibit 4.3 to the Company’s Post-Effective Amendment on Form S-3 to Registration Statement on Form S-1 (Registration No. 333-147865), is incorporated herein by reference.
4.4	Specimen Certificate for Private Warrants to Purchase Common Stock of the Company, filed as Exhibit 4.4 to the Company’s Post-Effective Amendment on Form S-3to Registration Statement on Form S-1 (Registration No. 333-147865), is incorporated herein by reference.
4.5	Specimen Certificate for Units, each consisting of one share of Common Stock and one Warrant, of the Company, filed as Exhibit 4.5 to the Company’s Post-Effective Amendment on Form S-3 to Registration Statement on Form S-1 (Registration No. 333-147865), is incorporated herein by reference.
4.6	Amended and Restated Warrant Agreement dated as of December 21, 2006 between Continental Stock Transfer & Trust Company and the Company, filed as Exhibit 4.8 to the Company’s Registration Statement on Form S-1 (Registration No. 333-136248), is incorporated herein by reference.
4.7	Amendment No. 1 to Amended and Restated Warrant Agreement, dated as of December 19, 2007, between Continental Stock Transfer & Trust Company and the Company, filed as Exhibit 4.7 to the Company’s Post-Effective Amendment on Form S-3 to Registration Statement on Form S-1 (Registration No. 333-147865), is incorporated herein by reference.
10.1	Credit Agreement dated as of October 31, 2007 among the Company, FA Sub 1 Limited, FA Sub 2 Limited and FA Sub 3 Limited, each a wholly owned subsidiary of the Company, Citigroup Global Markets, Inc., as book manager and arranger, Citicorp USA, Inc., as administrative agent, and the other lenders party thereto, filed as Exhibit 10.1 to the Company’s Post-Effective Amendment on Form S-3 to Registration Statement on Form S-1 (Registration No. 333-147865), is incorporated herein by reference.
10.2	Registration Rights Agreement dated as of December 21, 2006 among the Company and the Founders, filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-136248), is incorporated herein by reference.
10.3	Support Agreement dated November 2, 2007 between the Company and FA Sub 2 Limited, filed as Annex B to the Company’s Proxy Statement dated October 12, 2007 (File No. 001-33217), is incorporated herein by reference.
10.4	GLG Shareholders Agreement dated as of June 22, 2007 among the Company and the Persons set forth on the signature page thereto, filed as Annex D to the Company’s Proxy Statement dated October 12, 2007 (File No. 001-33217), is incorporated herein by reference.
10.5	Founders’ Agreement dated June 22, 2007 among Noam Gottesman, as Sellers’s Representative, the Principals, the Trustees, Berggruen Freedom Holdings Ltd. and Marlin Equities II, LLC, filed as Annex E to the Company’s Proxy Statement dated October 12, 2007 (File No. 001-33217), is incorporated herein by reference.
10.6	Voting Agreement dated June 22, 2007 among the Principals, the Trustees, Lavender Heights Capital LP, Sage Summit LP and the Company, filed as Annex F to the Company’s Proxy Statement dated October 12, 2007 (File No. 001-33217), is incorporated herein by reference.

Exhibit
No.		Description

10	.7.1*	Form of Indemnification Agreement between the Company and its directors, officers, employees and agents, filed as Exhibit 10.1.1 to the Company’s Current Report on Form 8-K (File No. 001-33217), is incorporated herein by reference.
10	.7.2*	Schedule identifying agreements substantially identical to the Form of Indemnification Agreement filed as Exhibit 10.2.1 to this Registration Statement, filed as Exhibit 10.1.2 to the Company’s Current Report on Form 8-K (File No. 001-33217), is incorporated herein by reference.
10	.8.1*	2007 Long-Term Incentive Plan, filed as Annex J to the Company’s Proxy Statement dated October 12, 2007 (File No. 001-33217), is incorporated herein by reference.
10	.8.2*	Form of Restricted Stock Award Agreement for US Employees Directors under the Company’s 2007 Long-Term Incentive Plan, filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (Registration No. 333-148877), is incorporated herein by reference.
10	.8.3*	Form of Restricted Stock Award Agreement for US Non-Employees Directors under the Company’s 2007 Long-Term Incentive Plan, filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (Registration No. 333-148877), is incorporated herein by reference.
10	.8.4*	Form of Restricted Stock Award Agreement for UK Employees Directors under the Company’s 2007 Long-Term Incentive Plan, filed as Exhibit 4.6 to the Company’s Registration Statement on Form S-8 (Registration No. 333-148877), is incorporated herein by reference.
10	.8.5*	Form of Restricted Stock Award Agreement for UK Non-Employees Directors under the Company’s 2007 Long-Term Incentive Plan, filed as Exhibit 4.7 to the Company’s Registration Statement on Form S-8 (Registration No. 333-148877), is incorporated herein by reference.
10	.8.6*	Form of Restricted Stock Award Agreement for UK Limited Partners under the Company’s 2007 Long-Term Incentive Plan, filed as Exhibit 4.8 to the Company’s Registration Statement on Form S-8 (Registration No. 333-148877), is incorporated herein by reference.
10	.8.7*	Restricted Stock Agreement dated November 2, 2007 between the Company and Alejandro San Miguel under the Company’s 2007 Long-Term Incentive Plan, filed as Exhibit 10.2.1 to the Company’s Current Report on Form 8-K (File No. 001-33217), is incorporated herein by reference.
10	.8.8*	Restricted Stock Agreement and December 3, 2007 between the Company and Paul Myners under the Company’s 2007 Long-Term Incentive Plan.
10	.9.1*	Employment Agreement dated November 2, 2007 between the Company and Noam Gottesman, filed as Exhibit 10.9.1 to the Company’s Post-Effective Amendment on Form S-3 (Registration No. 333-147865), is incorporated herein by reference.
10	.9.2*	Employment Agreement dated November 2, 2007 between GLG Partners LP and Noam Gottesman, filed as Exhibit 10.9.2 to the Company’s Post-Effective Amendment on Form S-3 (Registration No. 333-147865), is incorporated herein by reference.
10	.9.3*	Employment Agreement dated November 2, 2007 between GLG Partners Services LP and Noam Gottesman, filed as Exhibit 10.9.3 to the Company’s Post-Effective Amendment on Form S-3 (Registration No. 333-147865), is incorporated herein by reference.
10	.10.1*	Employment Agreement dated November 2, 2007 between the Company and Emmanuel Roman, filed as Exhibit 10.10.1 to the Company’s Post-Effective Amendment on Form S-3 (Registration No. 333-147865), is incorporated herein by reference.
10	.10.2*	Employment Agreement dated November 2, 2007 between GLG Partners LP and Emmanuel Roman, filed as Exhibit 10.10.2 to the Company’s Post-Effective Amendment on Form S-3 (Registration No. 333-147865), is incorporated herein by reference.
10	.10.3*	Employment Agreement dated November 2, 2007 between GLG Partners Services LP and Emmanuel Roman, filed as Exhibit 10.10.3 to the Company’s Post-Effective Amendment on Form S-3 (Registration No. 333-147865), is incorporated herein by reference.
10	.11*	Employment Agreement dated November 2, 2007 between the Company and Simon White, filed as Exhibit 10.11 to the Company’s Post-Effective Amendment on Form S-3 (Registration No. 333-147865), is incorporated herein by reference.
10	.12*	Employment Agreement dated November 2, 2007 between the Company and Alejandro San Miguel, filed as Exhibit 10.12 to the Company’s Post-Effective Amendment on Form S-3 (Registration No. 333-147865), is incorporated herein by reference.
10	.13*	Letter Agreement dated as of December 19, 2007 between the Company and Paul Myners.

Exhibit
No.	Description

21	Subsidiaries of the Company.
23	Consent of Ernst & Young LLP, independent registered public accounting firm.
24	Power of Attorney authorizing certain persons to sign this Registration Statement on behalf of certain directors and executive officers of the Company.
31.1	Certification of Periodic Report by the Co-Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Periodic Report by the Co-Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.3	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Periodic Report by the Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Periodic Report by the Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.