Form 10-K/A
period 2007-12-31
GLG Partners, Inc.
filed 2008-04-22
CIK 1365790

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
Amendment No. 1

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-33217
GLG PARTNERS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	20-5009693 (I.R.S. Employer Identification No.)
399 Park Avenue, 38th Floor New York, New York (Address of principal executive offices)	10022 (Zip code)

Registrant’s telephone number, including area code:
  (212) 224-7200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:

Common Stock, $0.0001 Par Value Per Share	The New York Stock Exchange, Inc.
Warrants to Purchase Common Stock	The New York Stock Exchange, Inc.
Units, each consisting of one share of Common Stock and one Warrant	The New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

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

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement for the 2008 Annual Meeting of Shareholders to be held on June 2, 2008 are incorporated by reference into Part III of this Form 10-K/A.

EXPLANATORY NOTE

We are amending Items 6, 7, 8 (including our combined and consolidated financial statements incorporated by reference therein) and 9A of Part II and certain portions of Item 10 of Part III and Item 15 of Part IV (including our combined and consolidated financial statements and condensed financial information incorporated by reference therein) of our Annual Report on Form 10-K for the year ended December 31, 2007, as filed on March 3, 2008 (the “Original Filing”). The amendments result primarily from our conclusion that our combined and consolidated financial statements as of and for the years ended December 31, 2006 and 2007 should be restated to correct an error in our accounting for distributions paid under our limited partner profit share arrangement to limited partners for the years ended December 31, 2007 and 2006. As a result of our incorrect accounting treatment of the limited partner profit share arrangement, our co-principal executive officers and our principal financial officer have subsequently concluded that a material weakness existed as of December 31, 2007 and, as a result, that we did not maintain effective internal control over financial reporting as of December 31, 2007 based on the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The material weakness has since been remediated.

Accordingly, our combined and consolidated financial statements for the years ended December 31, 2006 and 2007 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, included or incorporated by reference in Items 8 and 7, respectively, of Part II herein, have been revised. The Report of Independent Registered Public Accounting Firm, included with our consolidated and combined financial statements and incorporated by reference into Item 8 of Part II herein, and the Selected Financial Data for fiscal 2006 and 2007 in Item 6 of Part II herein have also been revised. Management’s Report on Internal Control Over Financial Reporting and the related Report of Independent Registered Public Accounting Firm on internal control over financial reporting included in Item 9A of Part II herein, have also been revised. In addition, Item 10 of Part III herein and Item 15 of Part IV herein have been revised to correct certain typographical errors and to include a reference to an exhibit that was inadvertently omitted in the Original Filing and the consent of our independent registered public accounting firm and currently dated certifications from our Co-Chief Executive Officers and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 and the rules of the Securities and Exchange Commission (the “SEC”) thereunder. The consent of the independent registered public accounting firm and the certifications of our Co-Chief Executive Officers and Chief Financial Officer are attached to this Form 10-K/A as Exhibits 23.1, 31.1, 31.2, 31.3, 32.1, 32.2 and 32.3.

Although this Form 10-K/A sets forth the Original Filing in its entirety, this Form 10-K/A only amends and restates Items 6, 7, 8 and 9A of Part II, Item 10 of Part III and Item 15 of Part IV of the Original Filing, in each case, solely as a result of, and to reflect, the restatement, the material weakness, the correction of certain typographical errors and the inclusion of a reference to an exhibit that was inadvertently omitted in the Original Filing and currently dated consents and certifications, and no other information in the Original Filing is amended hereby. Except for the amendments described above, this Form 10-K/A continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that occurred after the Original Filing, or to modify or update those disclosures affected by subsequent events. Among other things, forward looking statements made in the Original Filing have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original Filing, and such forward looking statements should be read in their historical context. This Form 10-K/A should be read in conjunction with our periodic filings made with the SEC subsequent to the date of the Original Filing, as well as any Current Reports on Form 8-K filed subsequent to the date of the Original Filing.

GLG PARTNERS, INC.

PART I

Item 1.	Business

In this Annual Report on Form 10-K/A, unless the context indicates otherwise, the terms “the Company”, “we”, “us” and “our” refer to the combined company, which has been renamed GLG Partners, Inc. and its subsidiaries, resulting from the acquisition by Freedom Acquisition Holdings, Inc. and its then consolidated subsidiaries (“Freedom”) of GLG Partners LP and certain of its affiliated entities (collectively, “GLG”) by means of a reverse acquisition transaction on November 2, 2007.

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

We have built an experienced and highly-regarded investment management team of 125 investment professionals and supporting staff of 224 personnel, based primarily in London, representing decades of experience in the alternative asset management industry. This team of talented and dedicated professionals includes a significant number of people who have worked with us since before 2000. In addition, we receive dedicated research, administrative and certain discretionary portfolio management services from GLG Inc., an affiliate located in New York, which we acquired on January 24, 2008. For purposes of this Annual Report on Form 10-K/A, personnel refers to our employees and the individuals who are members of Laurel Heights LLP and Lavender Heights LLP and who provide services to us through these entities. Prior to our acquisition of GLG Holdings Inc. and GLG Inc. in January 2008, we consolidated GLG Inc. and GLG Holdings Inc. in our financial statements on the basis that they were variable interest entities in which we were the primary beneficiary.

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

Available Information

We maintain an Internet website at www.glgpartners.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, along with our annual report to shareholders and other information related to our company, are available free of charge on this site as soon as reasonably practicable after we electronically file or furnish these reports with the SEC. Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K/A. The inclusion of our Internet website address in this report does not include or incorporate by reference into this report any information on our Internet website.

The certifications of our Co-Chief Executive Officers and our Chief Financial Officer required pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 are included as Exhibits to this Annual Report on Form 10-K/A. Our Co-Chief Executive Officers certified to the New York Stock Exchange (the “NYSE”) on November 2, 2007 pursuant to Section 303A.12 of the NYSE’s listing standards, that they were not aware of any violation by the Company of the NYSE’s corporate governance listing standards as of that date.

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K/A contains statements relating to our future results (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 21E of the Exchange Act and are subject to the “safe harbor” created by such sections. Our actual results may differ materially from those projected as a result of certain risks and uncertainties. Our forward-looking statements include, but are not limited to, statements regarding our expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this Annual Report on Form 10-K/A are based on our current expectations and beliefs concerning future developments and their potential effects on us and speak only as of the date of such statement. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under Item 1A, “Risk Factors” and the following:

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

We may incur significant costs to comply with these requirements. We may in the future discover areas of internal controls over financial reporting that need improvement, particularly with respect to any businesses acquired in the future. There can be no assurance that remedial measures will result in adequate internal controls over financial reporting in the future. Any failure to implement the required new or improved controls, or difficulties encountered in their implementation, could materially adversely affect our results of operations or could cause us to fail to meet our reporting obligations. If we are unable to conclude that we have effective internal controls over financial reporting, or if our auditors are unable to provide an unqualified report regarding the effectiveness of internal controls over financial reporting as required by Section 404, as was the case for fiscal 2007, investors may lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities. In addition, failure to comply with Section 404 could potentially subject us to sanctions or investigation by the SEC or other regulatory authorities.

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

The following selected financial data has been restated to reflect adjustments to the Original Filing to correct an error in the Company’s accounting for distributions paid to limited partners that are further discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K/A and in Note 1, “Organization and Basis of Presentation” to our combined and consolidated financial statements included in this Annual Report on Form 10-K/A.

The following selected financial data for the five fiscal years ended December 31, 2007 was derived from the audited combined and consolidated financial statements of GLG and its subsidiaries. In November 2007, we completed the acquisition of GLG. Effective upon the consummation of the acquisition, (1) each Acquired Company became a subsidiary of ours, (2) the business and assets of GLG became our only operations and (3) we changed our name from Freedom Acquisition Holdings, Inc. to GLG Partners, Inc. As the acquisition was considered a reverse acquisition recapitalization for accounting purposes, the combined historical financial statements of GLG became our historical financial statements. The selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the combined and consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K/A.

	Years Ended December 31,
	2003	2004	2005	2006	2007
	(Unaudited)			(Restated)	(Restated)
			(US dollars in thousands)

Combined and Consolidated Statement of Income Data:
Net revenues and other income:
Management fees, net	$65,259	$138,988	$137,958	$186,273	$287,152
Performance fees, net	206,685	178,024	279,405	394,740	678,662
Administration fees, net	—	—	311	34,814	64,224
Transaction charges	115,945	191,585	184,252	—	—
Other	6,497	6,110	1,476	5,039	10,080

Total net revenues and other income	394,386	514,707	603,402	620,866	1,040,118

Expenses:
Employee compensation and benefits	(158,789)	(196,784)	(345,918)	(168,386)	(810,212)
Limited partner profit share	—	—	—	(201,450)	(401,000)

Compensation, benefits and profit share	(158,789)	(196,789)	(345,918)	(369,836)	(1,211,212)
General, administrative and other	(23,005)	(42,002)	(64,032)	(68,404)	(108,926)

Total expenses	(181,794)	(238,786)	(409,950)	(438,240)	(1,320,138)

Income (loss) from operations	212,592	275,921	193,452	182,626	(280,020)
Interest income, net	709	519	2,795	4,657	2,350

Income (loss) before income taxes	213,301	276,440	196,247	187,283	(277,670)
Income taxes	(49,966)	(48,372)	(25,345)	(29,225)	(64,000)

Income (loss) before minority interests	$163,335	$228,068	$170,902	$158,058	$(341,670)

Net income (loss) attributable to common stockholders	$163,184	$227,739	$170,250	$157,876	$(310,508)

Distributions to Principals and Trustees	$(70,825)	$(222,074)	$(106,531)	$(165,705)	$(330,972)

	As of December 31,
	2003	2004	2005	2006	2007
	(Unaudited)			(Restated)	(Restated)
			(US dollars in thousands)
Combined and Consolidated Balance Sheet Data:
Cash and cash equivalents	$65,655	$136,378	$236,261	$273,148	$429,422
Fees receivable	139,103	163,235	246,179	251,963	389,777
Working capital	25,940	20,395	42,387	183,388	220,583
Property and equipment, net	3,801	4,342	3,290	6,121	9,079
Total assets	220,829	310,592	495,340	557,377	984,137
Accrued compensation and benefits	25,038	125,850	247,745	289,301	467,887
Other liabilities	—	—	—	5,100	16,092
Loans payable	13,000	13,000	13,000	13,000	570,000
Minority interests	389	719	1,370	1,552	1,911
Total stockholders’ equity (deficit)	112,722	117,980	180,229	175,158	(246,141)

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our restated combined and consolidated financial statements and related notes thereto included in or incorporated into Part II, Item 8 of this Annual Report on Form 10-K/A and the Risk Factors included in Part I, Item 1A of this Annual Report on Form 10-K/A, as well as other cautionary statements and risks described elsewhere in this Annual Report on Form 10-K/A. The information in this section contains forward-looking statements. Our actual results may differ significantly from the results suggested by these forward-looking statements and our historical results. Some factors that may cause our results to differ are described in “Risk Factors” under Part I, Item 1A of this Annual Report on Form 10-K/A. We wish to caution you not to place undue reliance on these forward-looking statements, which speak only as of the date made.

Restatement

We have restated our previously issued combined and consolidated financial statements for the years ended December 31, 2006 and 2007 to correct an error in our accounting for distributions paid to limited partners.

The total effect of the restatement for the error on our combined and consolidated statements of operations was:

•	a reduction in net income before minority interests of $401.0 million from net income before minority interests of $59.3 million to a net loss before minority interests of $341.7 million for the year ended December 31, 2007 and a reduction in net income before minority interests of $201.5 million from $359.5 million to $158.1 million for the year ended December 31, 2006;

•	a decrease in share of losses by minority interests of $2.1 million for the year ended December 31, 2007;

•	a reduction in net income attributable to common stockholders of $403.1 million and $201.5 million for the years ended December 31, 2007 and 2006, respectively; and

•	a net loss per share of $2.11 for the year ended December 31, 2007 and net income per share of $1.16 for the year ended December 31, 2006.

The effect on the balance sheet was:

•	an increase in accrued compensation and benefits payable of $359.2 million and $186.8 million as of December 31, 2007 and 2006, respectively; and

•	a reduction in minority interests of $21.2 million as of December 31, 2007.

The effect on the statement of stockholders’ equity was:

•	a reduction in opening retained earnings for the year ended December 31, 2007 of $186.8 million;

•	the elimination of distributions to limited partners of $218.1 million and $14.7 million for the years ended December 31, 2007 and 2006, respectively; and

•	a reduction in the amount charged to accumulated income in respect of the issuance of common stock and recapitalization on Acquisition of $33.8 million for the year ended December 31, 2007.

The restatement has no cash impact on the Company and does not impact the non-GAAP adjusted net income measure used by management (described below). Further information on the nature and impact of the restatement is provided in Note 1, “Organization and Basis of Presentation” to our restated combined and consolidated financial statements included elsewhere in this Annual Report on Form 10-K/A.

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

The preparation of financial statements in accordance with GAAP requires the use of estimates and assumptions that could affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues, expenses and other income. Actual results could differ materially from these estimates. A summary of our significant accounting policies is presented in Note 2 of the notes to our combined and consolidated financial statements included in this Annual Report on Form 10-K/A. The following is a summary of our critical accounting policies that are most affected by judgments, estimates and assumptions.

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

The majority of the GLG Funds and accounts managed by us have contractual measurement periods that end on each of June 30 and December 31. As a result, the performance fee revenues for our first fiscal quarter and third fiscal quarter results do not reflect revenues from uncrystallized performance fees during these three-

month periods. These revenues will be reflected instead at the end of the fiscal quarter in which such fees crystallize.

Compensation and Limited Partner Profit Share

Compensation expense related to performance fees is accrued during the period for which the related performance fee revenue is recognized and is adjusted monthly based on year-to-date profitability and revenues recognized on a year-to-date basis.

We also have a limited partner profit share arrangement which remunerates certain individuals through distributions of profits from two of our subsidiaries, GLG Partners LP and GLG Partners Services LP, paid either to two limited liability partnerships in which those individuals are members or directly to those individuals who are members of the two subsidiaries. Through these partnership interests and under the terms of services agreements between the subsidiaries and the limited liability partnerships, these individuals are entitled to priority draws and an additional discretionary share of the profits earned by the subsidiaries. These partnership draws and profit share distributions are referred to as “limited partner profit shares” and are discussed further under “— Expenses — Employee Compensation and Benefits and Limited Partner Profit Share” below. Charges related to the limited partner profit share arrangement are recognized as operating expenses as the related revenues are recognized and associated services provided.

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

Management Fees

Our gross management fee rates are set as a percentage of fund AUM. Management fee rates vary depending on the product, as set forth in the table below (subject to fee treatment of fund-in-fund reinvestments as described below):

Product	General Range of Gross Fee Rates (% of AUM)

Single-manager alternative strategy funds	1.50% - 2.50%*
Long-only funds	0.75% - 2.25%
Internal FoHF	0.25% - 1.00% (at the investing fund level)
External FoHF	1.50% - 1.95%

*	When one of the single-manager alternative strategy funds or internal FoHFs managed by us invests in an underlying single-manager alternative strategy fund managed by us, management fees are charged at the investee fund level. In addition, management fees are charged on the following GLG Funds at the investing fund level: (1) GLG Multi Strategy Fund; and (2) Prime GLG Diversified Fund (in liquidation).

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

Product	General Range of Gross Fee Rates (% of Investment Gains)

Single-manager alternative strategy funds	20% - 30%*
Long-only funds	20% (may be subject to hurdle)
Internal FoHF	0% - 20% (at the investing fund level)
External FoHF	5% - 10% (may be subject to hurdle)

*	When one of the single-manager alternative strategy funds or internal FoHFs managed by us invests in an underlying single-manager alternative strategy fund managed by us, performance fees are charged at the investee fund level. In addition, performance fees are charged on the following GLG Funds at the investing fund level: (1) Prime GLG Diversified Fund (in liquidation); and (2) GLG Global Aggressive Fund, to the extent, if any, that the performance fee at the investing fund level is greater than the performance fee at the investee fund level.

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

Expenses

Employee Compensation and Benefits and Limited Partner Profit Share

To attract, retain and motivate the highest quality investment and other professionals, we provide significant remuneration through salary, discretionary bonuses, profit sharing and other benefits.

The largest component of expenses is limited partner profit share and employee compensation and other benefits payable to our investment and other professionals. This includes significant fixed annual salary or limited partner profit share and other compensation based on individual, team and company performance and profitability.

Beginning in mid-2006, GLG entered into partnership with a number of our key personnel in recognition of their importance in creating and maintaining the long-term value of our business. These individuals ceased to be employees and either became holders of direct or indirect limited partnership interests in the Acquired Companies or formed two limited liability partnerships through which they provided services to the Acquired Companies. Through these partnership interests, these key individuals are entitled to partnership draws as priority distributions, which are recognized in the period in which they are payable. There is an additional limited partner profit share distribution, which is recognized in the period in which the related revenues are recognized and associated services provided. This additional distribution represents a substantial majority of the limited partner profit share for the year and is typically paid at the beginning of the following year. Key personnel that are participants in the limited partner profit share arrangement do not receive any salaries or discretionary bonuses from us, except for the salary paid by GLG Partners, Inc. to our Chief Operating Officer.

Under our prior accounting treatment reflected in our previously reported combined and consolidated financial statements as of and for the years ended December 31, 2007 and 2006, distributions to limited partners were accounted for as equity distributions and recognized within the statement of members’ equity for periods prior to November 2, 2007 (the date the Acquisition was completed) and within minority interests in the statement of income for periods beginning on or after the Acquisition. As a result of the Acquisition and related reorganization creating a consolidated group, the limited partner interests are no longer considered to be equity interests and, therefore, distributions to the limited partners are recognized as an operating expense rather than minority interest. For periods both before and after the Acquisition, we had recognized distributions on an as declared basis. We have restated our combined and consolidated financial statements as of and for the years ended December 31, 2007 and 2006 to reflect these amounts as limited partner profit share within operating expenses, matching the period in which the related revenues are recognized and associated services provided. Under our prior accounting treatment, the substantial majority of these amounts would have been recognized in the first quarter of the following fiscal year when these amounts were actually declared.

While under our prior accounting treatment, limited partner profit share was not presented as an operating expense, we believed that it was more appropriate to treat limited partner profit share as an expense when considering business performance in our non-GAAP measures as it reflects the cost of the services provided to us by the participants in the limited partner profit share arrangement. As a result, we previously presented a non-GAAP adjustment, which was included in the measure “non-GAAP comprehensive limited partner profit share, compensation and benefits”, or non-GAAP PSCB, which is a non-GAAP financial measure which added limited partner profit share to employee compensation expense, and deducted Acquisition-related share-based and other compensation and costs described below under “— Acquisition-Related Compensation Expense”, to show the total cost of the services provided to us by both participants in the limited partner profit share arrangement and employees in relation to services rendered during the periods under consideration. Our revised presentation of limited partner profit share as an operating expense does not impact the measure non-GAAP PSCB when compared to our presentation of non-GAAP PSCB prior to the restatement of our combined and consolidated financial statements, because all amounts related to the limited partner profit share previously included as a non-GAAP adjustment to GAAP compensation and benefits are now included in GAAP operating expenses as limited partner profit share.

The components of compensation, benefits and profit share are:

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

Limited Partnership Profit Share

The key personnel who are participants in the limited partner profit share arrangement provide services to us through two limited liability partnerships, Laurel Heights LLP and Lavender Heights LLP (the “LLPs”), which are limited partners in GLG Partners LP and GLG Partners Services LP, respectively. The amount of profits (or limited partner profit share) attributable to each of the LLPs is determined at our discretion based upon the profitability of our business and our view of the contribution to revenues and profitability from the services provided by each limited partnership during that period. These profit shares are recorded as operating expense matching the period in which the related revenues are recognized and associated services provided. A portion of the partnership distribution is advanced monthly as a draw against final determination of profit share. Once the final profit allocation is determined, typically in January following each year end, it will be paid to the LLPs, as limited partners, less any amounts paid as advance drawings during the year. See “— Allocation of Profit Shares to Individual Members of LLPs” below for a further discussion of the allocations. Other limited partners of GLG Partners Services LP who receive profit allocations include two investment professionals, Steven Roth and Greg Coffey (through Saffron Woods Corporation) who are not members of Lavender Heights LLP, but whose profit distributions from GLG Partners Services LP are determined in the same manner as the allocation of profit shares to individual members of the LLP described below and included in the limited partner profit measure, as described below. See “— Employee Compensation Benefits and Limited Partner Profit Share” above for a discussion of the change in our accounting for the limited partner profit share.

Allocation of Profit Shares to Individual Members of LLPs

Profit allocations made to the LLPs by GLG Partners LP and GLG Partners Services LP make up substantially all of the LLPs’ net profits for each period. Members are entitled to a base limited partner profit share priority drawing, which is a fixed amount and paid as a priority partnership draw. Certain members are also entitled to a variable limited partner profit share priority drawing based on a fixed percentage of certain variable fee revenues attributable to such personnel with respect to GLG Funds and managed accounts, which are paid as a partnership draw. After year end, the managing members of the LLPs will declare discretionary allocations to the key personnel who participate in the limited partner profit share arrangement and who are LLP members from the remaining balance of the LLPs’ net profits, after taking into account the base and variable limited partnership profit share priority drawings, based on their view of those individuals’ contribution to the generation of these profits. This process will typically take into account the nature of the services provided to us by each key personnel, his or her seniority and the performance of the individual during the period. These profit shares are recorded as operating expenses matching the period in which the related revenues are recognized and associated services provided. Profit allocations, net of any amounts paid during the year as priority partnership drawings, will typically be paid to the members in January following each year end.

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

Acquisition-Related Compensation Expense

Following the Acquisition, and as required by SFAS 123(R), our GAAP compensation, benefits and profit share expense reflects share-based and other compensation recognized in respect of (a) the equity participation plan (including with respect to the cash portion of the awards under the plan in the aggregate amounts of $104 million, $32 million and $13 million for the three 12-month periods beginning with the consummation of the Acquisition), (b) the 10,000,000 shares allocated for the benefit of employees, service providers and certain key personnel under the Restricted Stock Plan, and (c) the agreement among the principals and trustees (collectively, the “Acquisition-related compensation expense”).

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

As a result of our view in respect of Acquisition-related compensation expense, we present the measure “non-GAAP comprehensive limited partner profit share, compensation and benefits”, or non-GAAP PSCB, which is a non-GAAP financial measure used to calculate adjusted net income, as described below under “— Assessing Business Performance”, and which deducts Acquisition-related compensation expense from GAAP compensation, benefits and profit share expense, to show the total cost of the services provided to us by both participants in the limited partner profit share arrangement and employees in relation to services rendered during the periods under consideration.

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

Assessing Business Performance

As discussed above under “— Expenses — Employee Compensation and Benefits and Limited Partner Profit Share”, we assesses our personnel-related expenses based on the measure non-GAAP PSCB. Non-GAAP PSCB reflects GAAP compensation, benefits and profit share expense, adjusted to exclude the Acquisition-related compensation expense described above under “— Expenses — Employee Compensation and Benefits and Limited Partner Profit Share”.

In addition, we assess the underlying performance of our business based on the measure “adjusted net income”, which adjusts GAAP income (loss) before minority interest for the difference between GAAP compensation, benefits and profit share expense and non-GAAP PSCB as discussed above and deducts cumulative dividends accrued for the holders of FA Sub 2 Limited Exchangeable Shares. See “— Results of Operations — Adjusted Net Income” for a reconciliation of adjusted net income to net income for the periods presented.

Non-GAAP PSCB is not a measure of financial performance under GAAP and should not be considered as an alternative to GAAP compensation, benefits and profit share expense. Further, adjusted net income is not a measure of financial performance under GAAP and should not be considered as an alternative to GAAP net income as an indicator of our operating performance or any other measures of performance derived in accordance with GAAP. The non-GAAP financial measures we present may be different from non-GAAP financial measures used by other companies.

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

Results of Operations

Combined GAAP Statements of Operations Information

	Year Ended December 31,
	2007	2006	2005
	(Restated)	(Restated)
	(Dollars in thousands)

Net revenues and other income
Management fees, net	$287,152	$186,273	$137,958
Performance fees, net	678,662	394,740	279,405
Administration fees, net	64,224	34,814	311
Transaction charges	—	—	184,252
Other	10,080	5,039	1,476

Total net revenues and other income	$1,040,118	$620,866	$603,402

Expenses
Employee compensation and benefits	$(810,212)	$(168,386)	$(345,918)
Limited partner profit share	(401,000)	(201,450)	—

Compensation, benefits and profit share	(1,211,212)	(369,836)	(345,918)
General, administrative and other	(108,926)	(68,404)	(64,032)

Total expenses	(1,320,138)	(438,240)	(409,950)

Income (loss) from operations	(280,020)	182,626	193,452

Net interest income	2,350	4,657	2,795
Income (loss) before income taxes	(277,670)	187,283	196,247
Income taxes	(64,000)	(29,225)	(25,345)

Income (loss) before minority interests	(341,670)	158,058	170,902

Minority interests:
Share of losses/(income)	33,885	(182)	(652)
Cumulative dividends on Exchangeable Shares	(2,723)	—	—

Net income (loss) attributable to common stockholders	$(310,508)	$157,876	$170,250

Net Revenues and Other Income

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Change in GAAP Net Revenues and Other Income between
Year Ended December 31, 2007 and December 31, 2006

	Year Ended December 31,
	2007	2006	Change
	(Restated)	(Restated)
	(Dollars in thousands)

Net revenues and other income
Management fees, net	$287,152	$186,273	$100,879
Performance fees, net	678,662	394,740	283,922
Administration fees, net	64,224	34,814	29,410
Transaction charges	—	—	—
Other	10,080	5,039	5,041

Total net revenues and other income	$1,040,118	$620,866	$419,252

Key ratios
Total net revenues and other income/average net AUM	5.48%	4.82%	0.66%
Management fees/average net AUM	1.51%	1.45%	0.06%

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

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Change in GAAP Net Revenues and Other Income between
Year Ended December 31, 2006 and December 31, 2005

	Year Ended December 31,
	2006	2005	Change
	(Restated)	(Restated)
	(Dollars in thousands)

Net revenues and other income
Management fees, net	$186,273	$137,958	$48,315
Performance fees, net	394,740	279,405	115,335
Administration fees, net	34,814	311	34,503
Transaction charges	—	184,252	(184,252)
Other	5,039	1,476	3,563

Total net revenues and other income	$620,866	$603,402	$17,464

Key ratios
Total net revenues and other income/average net AUM	4.82%	5.72%	(0.90)%
Management fees/average net AUM	1.45%	1.31%	0.14%

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

Expenses

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Change in GAAP Expenses between Year Ended
December 31, 2007 and December 31, 2006

	Year Ended December 31,
	2007	2006	Change
	(Restated)	(Restated)
	(Dollars in thousands)

Expenses
Employee compensation and benefits	$(810,212)	$(168,386)	$(641,826)
Limited partner profit share	(401,000)	(201,450)	(199,550)

Compensation, benefits and profit share	(1,211,212)	(369,836)	(841,376)
General, administrative and other	(108,926)	(68,404)	(40,522)

Total expenses	$(1,320,138)	$(438,240)	$(881,898)

Key ratios
Compensation, benefits and profit share /total GAAP net revenues and other income	116.45%	59.57%	56.88%
General, administrative and other/total GAAP net revenues and other income	10.47%	11.02%	(0.55)%

Total expenses/total GAAP net revenues and other income	126.92%	70.59%	56.33%

Employee compensation and benefits increased by $641.8 million, or 381.2%, to $810.2 million, primarily due to the Acquisition-related compensation expense of $639.1 million and also an increase in discretionary compensation and bonus of $17.7 million and an increase in base compensation of $2.1 million, offset by a decrease of $17.1 million in variable compensation attributable to management’s decision to reduce the number of personnel with contractual entitlements to variable compensation and a reduction in variable compensation pay out rates for those who continue to have such entitlements. Limited partner profit share increased $199.6 million, or 99.1%, to $401.0 million. The increase was composed of a $181.5 million increase in discretionary limited partner profit share, a $9.7 million increase in base limited partner profit share priority drawings, and a $8.4 million increase in variable limited partner profit share priority drawings.

The factors contributing to the increases in total compensation, benefits and profit share expense include:

•	the growth in our headcount as our operations grew; and

•	an increase in net revenues, primarily a 71.9% increase in performance fees, which impacted performance-based discretionary compensation and limited partner profit share.

General, administrative and other expenses increased by $40.5 million, or 59.2%, to $108.9 million. This increase was mainly attributable to the significant growth in our business and scale of our operations, which led to an increase in operational costs. In addition, we have incurred one-time regulatory and legal costs.

Non-GAAP Expense Measures

As discussed above under “— Assessing Business Performance”, we present a non-GAAP comprehensive compensation and benefits measure. The table below reconciles GAAP compensation, benefits and profit share expense to non-GAAP PSCB for the periods presented.

Change in Non-GAAP Expenses between Year Ended
December 31, 2007 and December 31, 2006

	Year Ended December 31,
	2007	2006	Change
	(Restated)	(Restated)
	(Dollars in thousands)

Non-GAAP expenses
GAAP compensation, benefits and profit share	$(1,211,212)	$(369,836)	$(841,376)
Add back: Acquisition-related share-based and other compensation and costs	639,077	—	639,077

Non-GAAP PSCB	(572,135)	(369,836)	(202,299)
GAAP general, administrative and other	(108,926)	(68,404)	(40,522)

Non-GAAP total expenses	$(681,061)	$(438,240)	$(242,821)

Key ratios (based on non-GAAP measures)
Non-GAAP PSCB/total GAAP net revenues and other income	55.01%	59.57%	(4.56)%
General, administrative and other/total GAAP net revenues and other income	10.47%	11.02%	(0.55)%

Non-GAAP total expenses/total GAAP net revenues and other income	65.48%	70.59%	(5.11)%

Non-GAAP PSCB increased by $202.3 million, or 54.7%, to $572.1 million. The increase was attributable primarily to a $199.6 million increase in limited partner profit share.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Change in GAAP Expenses between Year Ended
December 31, 2006 and December 31, 2005

	Year Ended December 31,
	2006	2005	Change
	(Restated)	(Restated)
	(Dollars in thousands)

Expenses
Employee compensation and benefits	$(168,386)	$(345,918)	$177,532
Limited partner profit share	(201,450)	—	(201,450)

Compensation, benefits and profit share	(369,836)	(345,918)	(23,918)
General, administrative and other	(68,404)	(64,032)	(4,372)

Total expenses	$(438,240)	$(409,950)	$28,290

Key ratios
Compensation, benefits and profit share/total GAAP net revenues and other income	59.57%	57.33%	2.24%
General, administrative and other/total GAAP net revenues and other income	11.02%	10.61%	0.41%

Total expenses/total GAAP net revenues and other income	70.59%	67.94%	2.65%

Employee compensation and benefits decreased $177.5 million, or 51.3%, to $168.4 million, attributable primarily to the implementation of the limited partner profit share arrangement and the non-recurrence in 2006 of certain one-time costs incurred in 2005, primarily the approximately $41.6 million expense recorded in 2005 related to an employment tax settlement covering the period from our separation from Lehman Brothers International (Europe), or Lehman International, in 2000 to April 5, 2006. The decrease of $177.5 million was also made up of a decrease in discretionary compensation of $121.7 million and a decrease of $14.3 million in variable compensation attributable to management’s decision to reduce the number of personnel with contractual entitlements to variable compensation and a reduction in variable compensation pay out rates for those who continue to have such entitlements. Limited partner profit share increased by $201.5 million, reflecting the implementation of the limited partner profit share arrangement in June 2006. The limited partner profit share expense was composed of $186.7 million of discretionary limited partner profit share, $7.6 million of base limited partner profit share priority drawings, and $7.2 million of variable limited partner profit share priority drawings.

The factors contributing to the increases in total compensation, benefits and profit share expense include:

•	the growth in our headcount as our operations grew;

•	an increase in net revenues, primarily a 41.3% increase in performance fees, which impacted performance-based discretionary compensation and limited partner profit share;

•	our transition from a transaction charge to an administration fee model, which resulted in an increase in the performance fee revenues as a proportion of total net revenues and therefore an increase in the proportion of total net revenues giving rise to performance-based discretionary compensation and limited partner profit share; and

•	an increase in the proportion of performance-based discretionary compensation attributable to funds managed by non-principals as described above in the discussion of GAAP expenses. In 2005, this increased the performance-based discretionary bonuses included in employee compensation and benefits. In addition, beginning in mid-2006, as a result of certain of the non-principal investment

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

Non-GAAP Expense Measures

As discussed above under “— Assessing Business Performance”, we present a non-GAAP comprehensive compensation and benefits measure. The table below reconciles GAAP compensation, benefits and profit share expense to non-GAAP PSCB for the periods presented. Acquisition-related compensation expense did not impact fiscal 2006 or 2005.

Change in Non-GAAP Expenses between Year Ended
December 31, 2006 and December 31, 2005

	Year Ended December 31,
	2006	2005	Change
	(Restated)	(Restated)
	(Dollars in thousands)

Non-GAAP expenses
GAAP compensation, benefits and profit share	$(369,836)	$(345,918)	$(23,918)
Add back: Acquisition-related share-based and other compensation and costs	—	—	—

Non-GAAP PSCB	(369,836)	(345,918)	(23,918)
GAAP general, administrative and other	(68,404)	(64,032)	(4,372)

Non-GAAP total expenses	$(438,240)	$(409,950)	$(28,290)

Key ratios (based on non-GAAP measures)
Non-GAAP PSCB/total GAAP net revenues and other income	59.57%	57.33%	2.24%
General, administrative and other/total GAAP net revenues and other income	11.02%	10.61%	0.41%

Non-GAAP total expenses/total GAAP net revenues and other income	70.59%	67.94%	2.65%

Non-GAAP PSCB increased by $23.9 million, or 6.9%, to $369.8 million. The increase was attributable primarily to a $201.5 million increase in limited partner profit share resulting from the implementation of the limited partner profit share arrangement in June 2006, partially offset by the non-recurrence in 2006 of certain onetime costs incurred in 2005, primarily the approximately $41.6 million expense recorded in 2005 related to the employment tax settlement covering the period from our separation from Lehman International in 2000 to April 5, 2006 discussed above. The net impact of all such factors was a slight increase in the non-GAAP PSCB / total GAAP net revenues and other income ratio by 2.2% to 59.6%

Net Interest Income

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Change in Net Interest Income between Year Ended
December 31, 2007 and December 31, 2006

	Year Ended December 31,
	2007	2006	Change
	(Dollars in thousands)

Interest income	$8,871	$5,424	$3,447
Interest expense	(6,521)	(766)	(5,755)

Net interest income	$2,350	$4,658	$(2,308)

Gross interest expense increased by $5.8 million to $6.5 million, driven primarily by the new borrowing facilities put in place in connection with the Acquisition. Gross interest income increased by $3.4 million to $8.9 million, attributable primarily to greater cash balances held during the course of 2007.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Change in Net Interest Income between Year Ended
December 31, 2006 and December 31, 2005

	Year Ended December 31,
	2006	2005	Change
	(Dollars in thousands)

Interest income	$5,424	$3,329	$2,095
Interest expense	(766)	(534)	(232)

Net interest income	$4,657	$2,795	$1,863

Gross interest expense increased by $0.2 million to $0.8 million, driven by adjustments to the interest rates in respect of our debt financing. Gross interest income increased by $2.1 million to $5.4 million, attributable primarily to greater cash balances held during the course of 2006.

Income Tax

Our effective income tax rate is generally low since some of our business is conducted in the Cayman Islands which does not levy corporate income tax on our earnings and which, prior to the Acquisition, served to lower our effective income tax rate.

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

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Change in Income Taxes between Year Ended
December 31, 2007 and December 31, 2006

	Year Ended December 31,
	2007	2006	Change
	(Dollars in thousands)

Income taxes	$(64,000)	$(29,225)	$(34,775)

Reconciliation of income taxes computed at standard U.K. corporation tax rate to income tax charge
Income (loss) before income taxes	$(277,670)	$187,283	$(464,953)
Tax (charge) credit at U.K. corporation tax rate (30)%	83,301	(56,185)	139,486
Factors affecting charge:
Overseas tax rate differences	53,415	27,557	25,858
Disallowed and non-taxable items	(200,716)	(597)	(200,119)

Tax on profit on ordinary activities	$(64,000)	$(29,225)	$(34,775)

Effective income tax rate	23.05%	15.60%	7.44%

Income tax increased by $34.8 million to $64.0 million, driven by a decrease in income before income taxes and an increase in disallowed and non-taxable items, partially offset by an increase in offsetting overseas tax rate differences.

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

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Change in Income Taxes between Year Ended
December 31, 2006 and December 31, 2005

	Year Ended December 31,
	2006	2005	Change
	(Dollars in thousands)

Income taxes	$(29,225)	$(25,345)	$(3,880)

Reconciliation of income taxes computed at standard U.K. corporation tax rate to income tax charge
Income before income taxes	$187,283	$196,247	$(8,964)
Tax charge at U.K. corporation tax rate (30)%	(56,185)	(58,874)	2,689
Factors affecting charge:
Overseas tax rate differences	27,557	35,185	(7,628)
Disallowed and non-taxable items	(597)	(1,656)	1,059
Adjustment for earnings repatriated to U.S.	—	—	—
Amortization deduction	—	—	—

Tax on profit on ordinary activities	$(29,225)	$(25,345)	$(3,880)

Effective income tax rate	15.60%	12.91%	2.69%

Income tax increased by $3.9 million to $29.2 million, driven by an increase in the effective income tax rate from 12.91% to 15.60%. The increase in the effective income tax rate was due to an increase in the proportion of income before income taxes recognized in the United Kingdom, which applies a higher tax rate than the Cayman Islands and other jurisdictions in which we conduct business.

Minority Interests

Minority interests increased by $33.7 million in 2007, primarily due to the inclusion of the share of GAAP net losses of FA Sub 2 Limited attributable to holders of Exchangeable Shares from and after the date of the Acquisition. For periods prior to the Acquisition, the minority interests only related to GLG Holdings, Inc. and GLG Inc.

Adjusted Net Income

As discussed above under “— Assessing Business Performance”, we present a non-GAAP adjusted net income measure. The table below reconciles net income to adjusted net income for the periods presented.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Change in Non-GAAP Adjusted Net Income between
Year Ended December 31, 2007 and December 31, 2006

	Year Ended December 31,
	2007	2006	Change
	(Restated)	(Restated)
	(Dollars in thousands)

Derivation of non-GAAP adjusted net income
GAAP Income (loss) before minority interest	$(341,670)	$158,058	$(499,729)
Add: Acquisition-related share-based and other compensation and costs	639,077	—	639,077
Deduct: cumulative dividends	(2,723)	—	(2,723)

Non-GAAP adjusted net income	$294,684	$158,058	$136,626

Adjusted net income increased by $136.6 million, or 86.4%, to $294.7 million. This increase was driven by an increase in revenue, partially offset by an increase in non-GAAP PSCB. The increase was partially offset by the $639.1 million of Acquisition-related compensation expenses recognized in 2007.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Change in Non-GAAP Adjusted Net Income between
Year Ended December 31, 2006 and December 31, 2005

	Year Ended December 31,
	2006	2005	Change
	(Restated)	(Restated)
	(Dollars in thousands)

Derivation of non-GAAP adjusted net income
GAAP Income before minority interest	$158,058	$170,902	$(12,844)
Add: Acquisition-related share-based and other compensation and costs	—	—	—
Deduct: cumulative dividends	—	—	—

Non-GAAP adjusted net income	$158,058	$170,902	$(12,844)

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

Excess cash we hold on our balance sheet is either kept in interest bearing accounts or invested in AAA — rated money market funds. Currency hedging is undertaken to maintain currency net assets at pre-determined ratios.

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

Future Loan Principal Payments

Year Ended December 31,
2008	2009	2010	2011	Thereafter	Total
		(Dollars in thousands)

$ —	$—	$—	$265,000	$305,000	$570,000

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

The combined and consolidated financial statements of GLG Partners, Inc. and subsidiaries, including the notes thereto and the report thereon, is presented beginning at page F-1 of this Annual Report on Form 10-K/A.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Company’s management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007, as required by the Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Co-Chief Executive Officers and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2007 due to the material weakness in the internal control over financial reporting described below.

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

Management’s report on internal control over financial reporting set forth below covers management’s assessment regarding internal control over financial reporting relating to the Company and three of its subsidiaries — FA Sub 1 Limited, FA Sub 2 Limited and FA Sub 3 Limited — but excludes GLG from management’s report on internal control over financial reporting. The GLG entities excluded are GLG Partners LP, GLG Partners Limited, GLG Holdings Limited, GLG Partners Asset Management Limited, GLG Partners Services LP, GLG Partners Services Limited, GLG Partners (Cayman) Limited, GLG Partners Corporation, GLG Partners International (Cayman) Limited, Laurel Heights LLP, Lavender Heights LLP, Mount Granite Limited, Mount Garnet Limited, Albacrest Corporation, Betapoint Corporation, Sage Summit LP, Sage Summit Ltd., Knox Pines Ltd., Liberty Peak Ltd., Blue Hill Summit Ltd., Lavender Heights Capital LP and Green Hill Summit Ltd., which constituted 94% and 37% of total assets and net assets, respectively, as of December 31, 2007 and 100% of revenues and net income for the year ended December 31, 2007. Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Pursuant to the accommodation made by the SEC, management of the Company may omit an assessment of GLG’s internal control over financial reporting from its assessment of its internal control for one year from the date of acquisition or from one annual management report on internal control over financial reporting. Management has, accordingly, excluded the assessment of the internal control over financial reporting relating to GLG from management’s report on internal control over financial reporting as of the fiscal year ended December 31, 2007. Management considers the acquisition of GLG to be material and significant to the Company’s consolidated financial statements.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with US generally accepted accounting principles (GAAP). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Under the supervision and with the participation of the Company’s management, including the Company’s Co-Chief Executive Officers and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the internal control over financial reporting of the Company and the three subsidiaries as referred to above as of December 31, 2007 as required by Rule 13a-15(c) under the Exchange Act. In making this assessment, the Company used the criteria set forth in the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control — Integrated Framework, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2007 because of the material weakness described below.

Subsequent to filing its Annual Report on Form 10-K on March 3, 2008 the Company has identified misstatements in its 2006 and 2007 combined and consolidated financial statements in relation to limited partner profit share distributions and has restated those combined and consolidated financial statements in this Annual Report on Form 10-K/A.

The Company recognized elements of the limited partner profit share arrangement as distributions rather than as operating expenses. Management has concluded that these misstatements resulted from a control deficiency that represented a material weakness in relation to its policies and procedures in respect of the application of GAAP in this area.

This material weakness has been remediated through the establishment of applicable policies and procedures developed in relation to the restatement.

Ernst & Young LLP, an independent registered public accounting firm, has audited the internal control over financial reporting of the Company as of December 31, 2007, as stated in their report appearing on page 80.

Changes in Internal Control Over Financial Reporting

In addition to the material weakness described above, the following changes were made to the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting:

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
GLG Partners, Inc.

We have audited GLG Partners, Inc.’s internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). GLG Partners, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on GLG Partners, Inc.’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of GLG Partners LP, GLG Partners Limited, GLG Holdings Limited, GLG Partners Asset Management Limited, GLG Partners Services LP, GLG Partners Services Limited, GLG Partners (Cayman) Limited, GLG Partners Corporation, GLG Partners International (Cayman) Limited, Laurel Heights LLP, Lavender Heights LLP, Mount Granite Limited, Mount Garnet Limited, Albacrest Corporation, Betapoint Corporation, Sage Summit LP, Sage Summit Ltd., Knox Pines Ltd., Liberty Peak Ltd., Blue Hill Summit Ltd., Lavender Heights Capital LP and Green Hill Summit Ltd. (collectively referred to as “GLG”), which constituted 94% and 37% of total assets and net assets, respectively, as of December 31, 2007 and 100% of revenues and net income for the year ended December 31, 2007. Our audit of internal control over financial reporting of GLG Partners, Inc. also did not include an evaluation of the internal control over financial reporting of GLG.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management identified a material weakness in policies in procedures applicable to the accounting for the limited partner profit share arrangement. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 combined and consolidated financial statements, and this report does not affect our report dated April 18, 2008 on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, GLG Partners, Inc. has not maintained effective internal control over financial reporting as of December 31, 2007 based on the COSO criteria.

/s/ Ernst & Young LLP

London, England
April 18, 2008

Item 9B.	Other Information

Not applicable.

PART III

Certain information required by Part III is omitted from this Annual Report in that the registrant will file its definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 2, 2008 pursuant to Regulation 14A of the Exchange Act (the Proxy Statement) not later than 120 days after the end of the fiscal year covered by this Annual Report, and certain information included in the Proxy Statement is incorporated herein by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

(a) Executive Officers.

The following table sets forth certain information concerning each of our executive officers:

Name	Age	Position

Noam Gottesman	46	Chairman of the Board and Co-Chief Executive Officer
Emmanuel Roman	44	Co-Chief Executive Officer
Simon White	49	Chief Financial Officer*
Alejandro San Miguel	39	General Counsel and Corporate Secretary

*	Effective March 18, 2008, Mr. White became our Chief Operating Officer and Jeffrey M. Rojek became our Chief Financial Officer.

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

(b) Directors — The information required by this Item is incorporated herein by reference to the section entitled “Election of Directors” in the Proxy Statement, and except as described therein, no nominee for director was selected pursuant to any arrangement or understanding between the nominee and any person other than the Company pursuant to which such person is or was to be selected as a director or nominee.

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

(3) Exhibits

Exhibit
No.	Description

2.1	Purchase Agreement dated June 22, 2007 by and among the Company, FA Sub 1 Limited, FA Sub 2 Limited and FA Sub 3 Limited, Jared Bluestein, as Buyers’ Representative, Noam Gottesman, as Sellers’ Representative, and the GLG equity holders party thereto, filed as Annex A to the Company’s Proxy Statement dated October 12, 2007 (File No. 001-33217), is incorporated herein by reference.
3.1	Restated Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-33217), is incorporated herein by reference.
3.2	Amended Bylaws of the Company, filed as Exhibit 3.5 to the Company’s amended Registration Statement on Form 8-A/A (File No. 001-33217), is incorporated herein by reference.
4.1	Specimen Certificate for Common Stock, par value $0.0001 per share, of the Company, filed as Exhibit 4.1 to the Company’s Post-Effective Amendment on Form S-3 to Registration Statement on Form S-1 (Registration No. 333-147865), is incorporated herein by reference.
4.2	Specimen Certificate for Series A Preferred Stock, par value $0.0001 per share, of the Company, filed as Exhibit 4.2 to the Company’s Post-Effective Amendment on Form S-3 to Registration Statement on Form S-1 (Registration No. 333-147865), is incorporated herein by reference.
4.3	Specimen Certificate for Public Warrants to Purchase Common Stock of the Company, filed as Exhibit 4.3 to the Company’s Post-Effective Amendment on Form S-3 to Registration Statement on Form S-1 (Registration No. 333-147865), is incorporated herein by reference.
4.4	Specimen Certificate for Private Warrants to Purchase Common Stock of the Company, filed as Exhibit 4.4 to the Company’s Post-Effective Amendment on Form S-3 to Registration Statement on Form S-1 (Registration No. 333-147865), is incorporated herein by reference.
4.5	Specimen Certificate for Units, each consisting of one share of Common Stock and one Warrant, of the Company, filed as Exhibit 4.5 to the Company’s Post-Effective Amendment on Form S-3 to Registration Statement on Form S-1 (Registration No. 333-147865), is incorporated herein by reference.
4.6	Amended and Restated Warrant Agreement dated as of December 21, 2006 between Continental Stock Transfer & Trust Company and the Company, filed as Exhibit 4.8 to the Company’s Registration Statement on Form S-1 (Registration No. 333-136248), is incorporated herein by reference.
4.7	Amendment No. 1 to Amended and Restated Warrant Agreement, dated as of December 19, 2007, between Continental Stock Transfer & Trust Company and the Company, filed as Exhibit 4.7 to the Company’s Post-Effective Amendment on Form S-3 to Registration Statement on Form S-1 (Registration No. 333-147865), is incorporated herein by reference.
10.1	Credit Agreement dated as of October 31, 2007 among the Company, FA Sub 1 Limited, FA Sub 2 Limited and FA Sub 3 Limited, each a wholly owned subsidiary of the Company, Citigroup Global Markets, Inc., as book manager and arranger, Citicorp USA, Inc., as administrative agent, and the other lenders party thereto, filed as Exhibit 10.1 to the Company’s Post-Effective Amendment on Form S-3 to Registration Statement on Form S-1 (Registration No. 333-147865), is incorporated herein by reference.
10.2	Registration Rights Agreement dated as of December 21, 2006 among the Company and the Founders, filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-136248), is incorporated herein by reference.
10.3	Support Agreement dated November 2, 2007 between the Company and FA Sub 2 Limited, filed as Annex B to the Company’s Proxy Statement dated October 12, 2007 (File No. 001-33217), is incorporated herein by reference.

Exhibit
No.		Description

10.4		GLG Shareholders Agreement dated as of June 22, 2007 among the Company and the Persons set forth on the signature page thereto, filed as Annex D to the Company’s Proxy Statement dated October 12, 2007 (File No. 001-33217), is incorporated herein by reference.
10.5		Founders’ Agreement dated June 22, 2007 among Noam Gottesman, as Sellers’s Representative, the Principals, the Trustees, Berggruen Freedom Holdings Ltd. and Marlin Equities II, LLC, filed as Annex E to the Company’s Proxy Statement dated October 12, 2007 (File No. 001-33217), is incorporated herein by reference.
10.6		Voting Agreement dated June 22, 2007 among the Principals, the Trustees, Lavender Heights Capital LP, Sage Summit LP and the Company, filed as Annex F to the Company’s Proxy Statement dated October 12, 2007 (File No. 001-33217), is incorporated herein by reference.
10	.7.1*	Form of Indemnification Agreement between the Company and its directors, officers, employees and agents, filed as Exhibit 10.1.1 to the Company’s Current Report on Form 8-K (File No. 001-33217), is incorporated herein by reference.
10	.7.2*	Schedule identifying agreements substantially identical to the Form of Indemnification Agreement filed as Exhibit 10.2.1 to this Registration Statement, filed as Exhibit 10.1.2 to the Company’s Current Report on Form 8-K (File No. 001-33217), is incorporated herein by reference.
10	.8.1*	2007 Long-Term Incentive Plan, filed as Annex J to the Company’s Proxy Statement dated October 12, 2007 (File No. 001-33217), is incorporated herein by reference.
10	.8.2*	Form of Restricted Stock Award Agreement for US Employees Directors under the Company’s 2007 Long-Term Incentive Plan, filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (Registration No. 333-148877), is incorporated herein by reference.
10	.8.3*	Form of Restricted Stock Award Agreement for US Non-Employees Directors under the Company’s 2007 Long-Term Incentive Plan, filed as Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (Registration No. 333-148877), is incorporated herein by reference.
10	.8.4*	Form of Restricted Stock Award Agreement for UK Employees Directors under the Company’s 2007 Long-Term Incentive Plan, filed as Exhibit 4.6 to the Company’s Registration Statement on Form S-8 (Registration No. 333-148877), is incorporated herein by reference.
10	.8.5*	Form of Restricted Stock Award Agreement for UK Non-Employees Directors under the Company’s 2007 Long-Term Incentive Plan, filed as Exhibit 4.7 to the Company’s Registration Statement on Form S-8 (Registration No. 333-148877), is incorporated herein by reference.
10	.8.6*	Form of Restricted Stock Award Agreement for UK Limited Partners under the Company’s 2007 Long-Term Incentive Plan, filed as Exhibit 4.8 to the Company’s Registration Statement on Form S-8 (Registration No. 333-148877), is incorporated herein by reference.
10	.8.7*	Restricted Stock Agreement dated November 2, 2007 between the Company and Alejandro San Miguel under the Company’s 2007 Long-Term Incentive Plan, filed as Exhibit 10.2.1 to the Company’s Current Report on Form 8-K (File No. 001-33217), is incorporated herein by reference.
10	.8.8*	Restricted Stock Agreement dated December 3, 2007 between the Company and Paul Myners under the Company’s 2007 Long-Term Incentive Plan, filed as Exhibit 10.8.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, is incorporated herein by reference.
10	.9.1*	Employment Agreement dated November 2, 2007 between the Company and Noam Gottesman, filed as Exhibit 10.9.1 to the Company’s Post-Effective Amendment on Form S-3 (Registration No. 333-147865), is incorporated herein by reference.
10	.9.2*	Employment Agreement dated November 2, 2007 between GLG Partners LP and Noam Gottesman, filed as Exhibit 10.9.2 to the Company’s Post-Effective Amendment on Form S-3 (Registration No. 333-147865), is incorporated herein by reference.
10	.9.3*	Employment Agreement dated November 2, 2007 between GLG Partners Services LP and Noam Gottesman, filed as Exhibit 10.9.3 to the Company’s Post-Effective Amendment on Form S-3 (Registration No. 333-147865), is incorporated herein by reference.
10	.10.1*	Employment Agreement dated November 2, 2007 between the Company and Emmanuel Roman, filed as Exhibit 10.10.1 to the Company’s Post-Effective Amendment on Form S-3 (Registration No. 333-147865), is incorporated herein by reference.

Exhibit
No.		Description

10	.10.2*	Employment Agreement dated November 2, 2007 between GLG Partners LP and Emmanuel Roman, filed as Exhibit 10.10.2 to the Company’s Post-Effective Amendment on Form S-3 (Registration No. 333-147865), is incorporated herein by reference.
10	.10.3*	Employment Agreement dated November 2, 2007 between GLG Partners Services LP and Emmanuel Roman, filed as Exhibit 10.10.3 to the Company’s Post-Effective Amendment on Form S-3 (Registration No. 333-147865), is incorporated herein by reference.
10	.11*	Employment Agreement dated November 2, 2007 between the Company and Simon White, filed as Exhibit 10.11 to the Company’s Post-Effective Amendment on Form S-3 (Registration No. 333-147865), is incorporated herein by reference.
10	.12*	Employment Agreement dated November 2, 2007 between the Company and Alejandro San Miguel, filed as Exhibit 10.12 to the Company’s Post-Effective Amendment on Form S-3 (Registration No. 333-147865), is incorporated herein by reference.
10	.13*	Letter Agreement dated as of December 19, 2007 between the Company and Paul Myners, filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, is incorporated herein by reference.
21		Subsidiaries of the Company, filed as Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, is incorporated herein by reference.
23		Consent of Ernst & Young LLP, independent registered public accounting firm.
24.1		Power of Attorney authorizing certain persons to sign this Annual Report on Form 10-K/A on behalf of certain directors and executive officers of the Company, filed as Exhibit 24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, is incorporated herein by reference.
24.2		Power of Attorney authorizing certain persons to sign this Annual Report on Form 10-K/A on behalf of the Chief Financial Officer of the Company.
31.1		Certification of Periodic Report by the Co-Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2		Certification of Periodic Report by the Co-Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.3		Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1		Certification of Periodic Report by the Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Periodic Report by the Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
32.3		Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

(b) Exhibits

See subsection (a) (3) above.

(c) Financial Statement Schedules

See subsections (a) (1) and (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on April 22, 2008.

GLG PARTNERS, INC.

By:	/s/ Noam Gottesman
Noam Gottesman
Chairman and Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed on April 22, 2008 by the following persons on behalf of the registrant and in the capacities indicated:

Signature		Title

/s/ Noam Gottesman Noam Gottesman		Chairman of the Board and Co-Chief Executive Officer(Co-Principal Executive Officer)

Emmanuel Roman* Emmanuel Roman		Co-Chief Executive Officer and Director(Co-Principal Executive Officer)

/s/ Jeffrey M. Rojek Jeffrey M. Rojek		Chief Financial Officer (Principal Financial and Accounting Officer)

Ian Ashken* Ian Ashken		Director

Nicolas Berggruen* Nicolas Berggruen		Director

Martin E. Franklin* Martin E. Franklin		Director

James N. Hauslein* James N. Hauslein		Director

William P. Lauder* William P. Lauder		Director

Peter A. Weinberg* Peter A. Weinberg		Director

*By:	/s/ Alejandro R. San Miguel Alejandro R. San Miguel**

**	By authority of the power of attorney filed as Exhibits 24.1 and 24.2 hereto

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
GLG Partners, Inc.

We have audited the accompanying combined and consolidated balance sheets of GLG Partners, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related combined and consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the management of GLG Partners, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 1, the accompanying combined and consolidated financial statements as of and for the years ended December 31, 2007 and 2006 have been restated.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), GLG Partners, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 18, 2008 expressed an adverse opinion thereon.

/s/ Ernst & Young LLP

London, England
April 18, 2008

GLG PARTNERS, INC. AND SUBSIDIARIES

COMBINED AND CONSOLIDATED BALANCE SHEETS
(US Dollars in thousands, except share and per share amounts)

	As of December 31,
	2007	2006
	(Restated)	(Restated)

ASSETS
Current Assets
Cash and cash equivalents	$429,422	$273,148
Restricted cash	24,066	—
Fees receivable	389,777	251,963
Prepaid expenses and other assets	35,685	25,944

Total Current Assets	878,950	551,055
Non-Current Assets
Investments at fair value	96,108	201
Property and equipment (net of accumulated depreciation and amortization of $12,374 and $10,117 respectively)	9,079	6,121

Total Non-Current Assets	105,187	6,322

Total Assets	$984,137	$557,377

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)/EQUITY
Current Liabilities
Rebates and sub-administration fees payable	$21,207	$19,146
Accrued compensation, benefits and profit share	467,887	289,301
Income taxes payable	37,464	25,094
Distributions payable	78,093	9,310
Accounts payable and other accruals	37,624	19,716
Other liabilities	16,092	5,100

Total Current Liabilities	658,367	367,667

Non-Current Liabilities
Loan payable	570,000	13,000
Minority interest	1,911	1,552

Total Non-Current Liabilities	571,911	14,552

Commitments and Contingencies	—	—
Total Liabilities	1,230,278	382,219
Stockholders’ (Deficit)/ Equity:
Common stock, $.0001 par value; 1,000,000,000 authorized, 2007: 244,730,988 issued and outstanding (2006: 171,083,976 issued and outstanding)	24	17
Series A voting preferred stock, $.0001 par value; 150,000,000 authorized, 2007: 58,904,993 issued and outstanding (2006: 58,904,993 issued and outstanding)	6	6
Additional paid in capital	575,589	354,073
Treasury stock (25,382,500 shares of common stock)	(347,740)	(347,740)
Accumulated other comprehensive income	3,477	2,906
Accumulated (deficit) income	(477,497)	165,896

Total Stockholders’ (Deficit)/ Equity	(246,141)	175,158

Total Liabilities and Stockholders’ Equity	$984,137	$557,377

The accompanying notes are an integral part of these combined and consolidated financial statements.

GLG PARTNERS, INC. AND SUBSIDIARIES

COMBINED AND CONSOLIDATED STATEMENTS OF OPERATIONS
(US Dollars in thousands, except per share amounts)

	Years Ended December 31,
	2007	2006	2005
	(Restated)	(Restated)

Net revenues and other income
Management fees, net	$287,152	$186,273	$137,958
Performance fees, net	678,662	394,740	279,405
Administration fees, net	64,224	34,814	311
Transaction charges	—	—	184,252
Other	10,080	5,039	1,476

Total net revenues and other income	1,040,118	620,866	603,402
Expenses
Employee compensation and benefits	(810,212)	(168,386)	(345,918)
Limited partner profit share	(401,000)	(201,450)	—

Compensation, benefits and profit share	(1,211,212)	(369,836)	(345,918)
General, administrative and other	(108,926)	(68,404)	(64,032)

	(1,320,138)	(438,240)	(409,950)

(Loss)/ income from operations	(280,020)	182,626	193,452
Interest income	8,871	5,423	3,329
Interest expense	(6,521)	(766)	(534)

(Loss)/ income before income taxes	(277,670)	187,283	196,247
Income taxes	(64,000)	(29,225)	(25,345)

Net (loss)/ income before minority interests	(341,670)	158,058	170,902
Minority interests:
Share of losses/(income)	33,885	(182)	(652)
Cumulative dividends on exchangeable shares	(2,723)	—	—

Net (loss)/ income attributable to common stockholders	$(310,508)	$157,876	$170,250

Net (loss)/ income per share — basic	$(2.11)	$1.16	$1.25
Weighted average common stock outstanding — basic (in thousands)	147,048	135,712	135,712
Net (loss)/ income per share — diluted	$(2.11)	$0.81	$0.87
Weighted average common stock outstanding — diluted (in thousands)	147,048	194,617	194,617

The accompanying notes are an integral part of these combined and consolidated financial statements.

GLG PARTNERS, INC. AND SUBSIDIARIES

COMBINED AND CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’
(DEFICIT)/EQUITY
(US Dollars in thousands)
(Restated)

							Restated
					Accumulated	Restated	Total
				Additional	Other	Accumulated	Stockholders’
	Preferred	Common	Treasury	Paid In	Comprehensive	Income/	Equity/
	Stock	Stock	Stock	Capital	Income/(Loss)	(Deficit)	(Deficit)

Balance as of January 1, 2005	$6	$17	$(347,740)	$354,073	$2,537	$109,087	$117,980
Comprehensive income
Net income attributable to stockholders	—	—	—	—	—	170,250	170,250
Foreign currency translation (nil tax applicable)	—	—	—	—	(1,475)	—	(1,475)

Total comprehensive income	—	—	—	—	(1,475)	170,250	168,775
Capital contributions	—	—	—	—	—	5	5
Distributions to principals and trustees	—	—	—	—	—	(106,531)	(106,531)

Balance as of December 31, 2005	6	17	(347,740)	354,073	1,062	172,811	180,229
Comprehensive income
Net income attributable to stockholders	—	—	—	—	—	157,876	157,876
Foreign currency translation (nil tax applicable)	—	—	—	—	1,844	—	1,844

Total comprehensive income	—	—	—	—	1,844	157,876	159,720
Capital contributions	—	—	—	—	—	914	914
Distributions to principals and trustees	—	—	—	—	—	(165,705)	(165,705)

Balance as of December 31, 2006	6	17	(347,740)	354,073	2,906	165,896	175,158
Comprehensive loss
Net loss attributable to stockholders	—	—	—	—	—	(310,508)	(310,508)
Unrealized gains on available-for-sale equity investments	—	—	—	—	244	—	244
Foreign currency translation (nil tax applicable)	—	—	—	—	327	—	327

Total comprehensive loss	—	—	—	—	571	(310,508)	(309,937)
Issuance of common stock and recapitalization on Acquisition	—	7	—	(267,660)	—	(1,913)	(269,566)
Share-based compensation (net of minority interest)	—	—	—	495,698	—	—	495,698
Warrant exercises	—	—	—	39,035	—	—	39,035
Warrants repurchased	—	—	—	(45,557)	—	—	(45,557)
Capital contributions		—	—	—	—	—
Distributions to principals and trustees	—	—	—	—	—	(330,972)	(330,972)

Balance as of December 31, 2007	$6	$24	$(347,740)	$575,589	$3,477	$(477,497)	$(246,141)

The accompanying notes are an integral part of these combined and consolidated financial statements.

GLG PARTNERS, INC. AND SUBSIDIARIES

COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
(US Dollars in thousands)

	Years Ended December 31,
	2007	2006	2005
	(Restated)	(Restated)

Cash Flows From Operating Activities
Net (loss)/ income	$(310,508)	$157,876	$170,250
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,257	1,874	1,685
Share based compensation	591,901	—	—
Minority interests	(31,162)	182	652
Cash flows due to changes in:
Fees receivable	(137,814)	(5,784)	(82,944)
Investments	—	24	34
Prepaid expenses and other assets	(6,661)	(16,559)	(3,006)
Rebates and sub-administration fees payable	1,911	3,710	6,201
Accrued compensation, benefits and profit share	178,586	41,556	121,894
Income taxes payable	12,372	3,382	(9,901)
Distributions payable	66,059	8,185	—
Accounts payable and other accruals	(1,661)	4,993	3,654
Other liabilities	10,992	5,100	—

Net cash provided by operating activities	376,272	204,539	208,519
Cash Flows From Investing Activities
Investment in available-for-sale securities	(95,607)	—	—
Transfer to restricted cash	(24,066)	—	—
Purchase of property and equipment	(5,215)	(4,704)	(634)

Net cash used in investing activities	(124,888)	(4,704)	(634)
Cash Flows From Financing Activities
Repayment of loan	(13,000)	—	—
Proceeds from loans	570,000	—	—
Net cash outflow from Freedom acquisition	(314,943)	—	—
Warrant exercises	39,035	—	—
Warrant repurchases	(45,557)	—	—
Capital contributions	—	914	5
Distributions to principals and trustees	(330,972)	(165,706)	(106,531)

Net cash used in financing activities	(95,437)	(164,792)	(106,526)
Net increase in cash and cash equivalents	155,947	35,043	101,359
Effect of foreign currency translation on cash	327	1,844	(1,476)
Cash and cash equivalents at beginning of period	273,148	236,261	136,378

Cash and cash equivalents at end of period	$429,422	$273,148	$236,261

Supplementary cash flow disclosure
Interest paid	$(6,521)	$(766)	$(534)
Income taxes paid	$(51,628)	$(22,754)	$(35,245)
Non-cash financing activities:
Non-cash net liabilities of GLG Partners, Inc. on Acquisition	$16,979	$—	$—

The accompanying notes are an integral part of these combined and consolidated financial statements.

GLG PARTNERS, INC. AND SUBSIDIARIES

NOTES TO THE COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
(US Dollars in thousands, except per share amounts)
(Restated)

1.	ORGANIZATION AND BASIS OF PRESENTATION

GLG Partners, Inc. (the “Company”) was incorporated in the state of Delaware on June 8, 2006 under the name Freedom Acquisition Holdings, Inc (“Freedom”). The Company was formed to acquire an operating business through a merger, capital stock exchange, asset acquisition, stock purchase or other similar business combination. As described further under “Recent Corporate History”, on November 2, 2007 the Company completed the acquisition of GLG Partners LP and its affiliated entities (the “Acquisition”).

These financial statements have been restated to correct an error in the Company’s accounting for distributions paid to limited partners for the years ended December 31, 2007 and 2006. Distributions to limited partners were previously recognized as limited partner distributions within the statement of stockholders’ equity for periods prior to November 2, 2007 and within minority interests in the statement of operations for periods after the Acquisition. As a result of the Acquisition and related reorganization creating a consolidated group, the limited partner interests are no longer considered to be equity interests and, therefore, distributions to the limited partners are recognized as an operating expense rather than minority interest. For periods both before and after the Acquisition the Company had recognized distributions on an as declared basis. The Company has restated the 2007 and 2006 periods to reflect these amounts as limited partner profit share within operating expenses matching the period in which the related revenues are recognized and associated services provided.

The total effect of the restatement of the error is summarized as follows (US Dollars in thousands, except earnings per share):

2007	As Reported	Adjustments	As Restated

Statement of Operations
Limited partner profit share	$—	$(401,000)	$(401,000)
(Loss)/income before minority interests	59,330	(401,000)	(341,670)
Share of loss by minority interests	36,015	(2,130)	33,885
(Loss)/income attributable to common stockholders	92,622	(403,130)	(310,508)
Earnings per share, basic	0.63	(2.74)	(2.11)
Earnings per share, diluted	0.23	(2.34)	(2.11)
Balance Sheet
Accrued compensation and benefits	$108,679	$359,208	$467,887
Minority interests	23,099	(21,188)	1,911
Statement of Changes in Stockholders’ Equity
Opening retained earnings	$352,690	$(186,794)	$165,896
(Loss)/income attributable to common stockholders	92,622	(403,130)	(310,508)
Distributions to limited partners	(218,072)	218,072	—
Issuance of common stock and recapitalization on Acquisition	(35,745)	33,832	(1,913)
Cash Flow Statement
Net income/(loss)	$92,622	$(403,130)	$(310,508)
Distributions to limited partners	(162,527)	228,586	66,059
Minority interests	(33,292)	2,130	(31,162)
Accrued compensation and benefits	6,172	172,414	178,586

GLG PARTNERS, INC. AND SUBSIDIARIES

NOTES TO THE COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US Dollars in thousands, except per share amounts)
(Restated)

2006	As Reported	Adjustments	As Restated

Statement of Operations
Limited partner profit share	$—	$(201,450)	$(201,450)
Income/(loss) before minority interests	359,508	(201,450)	158,058
Income/(loss) attributable to common stockholders	359,326	(201,450)	157,876
Earnings per share, basic	2.65	(1.49)	1.16
Earnings per share, diluted	1.85	(1.04)	0.81
Balance Sheet
Accrued compensation and benefits	102,507	186,794	289,301
Statement of Changes in Stockholders’ Equity
Distributions to limited partners	$(14,656)	$14,656	$—
Income/(loss) attributable to common stockholders	$359,326	$(201,450)	$157,876
Cash Flow Statement
Net income/(loss)	$359,326	$(201,450)	$157,876
Distributions to limited partners	(6,471)	14,656	8,185
Accrued compensation and benefits	(145,238)	186,794	41,556

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

Recent Corporate History

In June 2007, the Company entered into a Purchase Agreement with the shareowners of GLG Partners LP and certain of its affiliated entities (collectively, “GLG”) under which the Company agreed to purchase all of the ownership interests in GLG for cash and stock. The Acquisition closed on November 2, 2007 and on that date the Company changed its name to GLG Partners, Inc. GLG shareowners received 77% of the issued share capital of the Company. As the Acquisition is considered a reverse acquisition and recapitalization for accounting purposes, the combined historical financial statements of GLG became the Company’s historical financial statements. Accordingly, the Acquisition has been treated as the equivalent of GLG issuing stock for the net monetary assets of the Company, accompanied by a recapitalization of GLG. The net monetary assets of the Company, primarily cash, have been stated at their carrying value, and accordingly no goodwill or other intangible assets were recorded.

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
(Restated)

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

Limited Liability Partnerships

Beginning in mid-2006, certain of the GLG Entities entered into partnership with a number of its key personnel in recognition of their importance in creating and maintaining long-term value. These individuals ceased to be employees and either became holders of direct or indirect limited partnership interests or formed two limited liability partnerships (“LLPs”) through which they provide services to GLG. Through these partnership interests and under the terms of service agreements between certain of the GLG Entities and the LLPs, these individuals are entitled to a priority drawing and an additional share of the profits earned by the Company. These profit shares are recorded as operating expense matching the period in which the related revenues are accrued and services provided.

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
(Restated)

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

GLG PARTNERS, INC. AND SUBSIDIARIES

NOTES TO THE COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US Dollars in thousands, except per share amounts)
(Restated)

The dividend rights of the Exchangeable Shares are such that the holders will receive an equivalent dividend to the common stockholders. In addition, the holders of the Exchangeable Shares will receive a cumulative dividend based on the Company’s estimate of the net taxable income of FA Sub 2 Limited allocable to such holders multiplied by an assumed tax rate. The dividend rights of the holders of the Exchangeable Shares are in excess of those of the Company’s common stockholders, and these rights are presented as a cumulative dividend in the combined and consolidated statements of operations.

At the FA Sub 2 Limited level, the Exchangeable Shares have the same liquidation and income rights as other ordinary shareholders of FA Sub 2 Limited, and consequently the minority interest is calculated as the Exchangeable Shareholder’s proportionate share of net assets. The total share of losses not borne by the holders of the Exchangeable Shares was $49,393 at December 31, 2007, representing the excess of the share of losses over the minority interest.

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
(Restated)

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

Where a single-manager alternative strategy fund or internal Fund of Hedge Fund (“FoHF”) managed by the Company invests in an underlying single-manager alternative strategy fund managed by the Company, the “investing fund” is the top-level GLG Fund into which a client invests and the “investee fund” is the underlying GLG Fund into which the investing fund allocates funds for investment. When one of the single-manager alternative strategy funds or internal FoHFs managed by the Company invests in an underlying single-manager alternative strategy fund managed by the Company:

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

GLG PARTNERS, INC. AND SUBSIDIARIES

NOTES TO THE COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US Dollars in thousands, except per share amounts)
(Restated)

Limited Partner Profit Share

The key personnel who are participants in the limited partner profit share arrangement provide services to the Company through two limited liability partnerships, Laurel Heights LLP and Lavender Heights LLP (the “LLPs”), which are limited partners in GLG Partners LP and GLG Partners Services LP, respectively. The amount of profits (or limited partner profit share) attributable to each of the LLPs is determined at the Company’s discretion based upon the profitability of the Company’s business and the Company’s view of the contribution to revenues and profitability from the services provided by each limited partnership during that period. These profit shares are recorded as operating expenses matching the period in which the related revenues are accrued and services are provided. A portion of the partnership distribution is advanced monthly as a draw against final determination of profit share. Once the final profit allocation is determined, typically in January following each year end, it is paid to the LLPs, as limited partners, less any amounts paid as advance drawings during the year. Other limited partners of GLG Partners Services LP who receive profit allocations include two investment professionals, who are not members of Lavender Heights LLP, but whose profit distributions from GLG Partners Services LP are determined in the same manner as the allocation of profit shares to individual members of the LLP described below and included in the limited partner profit share measure, as described below.

Profit allocations made to the LLPs by GLG Partners LP and GLG Partners Services LP make up substantially all of the LLPs’ net profits for each period. Members are entitled to a base limited partner profit share priority drawing, which is a fixed amount and paid as a partnership draw. Certain members are also entitled to a variable limited partner profit share priority drawing based on a fixed percentage of certain variable fee revenues attributable to such personnel with respect to GLG Funds and managed accounts, which are paid as a partnership draw. After year end, the managing members of the LLPs will declare discretionary allocations to the key personnel who participate in the limited partner profit share arrangement and who are LLP members from the remaining balance of the LLPs’ net profits, after taking into account the base and variable limited partnership profit share priority drawings, based on their view of those individuals’ contribution to the generation of these profits. These three components make up the limited partner profit share. This process will typically take into account the nature of the services provided to the Company by each key personnel, his or her seniority and the performance of the individual during the period. Profit allocations, net of any amounts paid during the year as priority partnership drawings, will typically be paid to the members in January following each year end.

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
(Restated)

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

Foreign Currency Transactions and Translations

Transactions denominated in currencies other than the functional currency of the related entity are recorded by remeasuring into the functional currency of the related entity using the exchange rate on the date of the transaction. At the dates of the combined and consolidated balance sheets, monetary assets and liabilities, such as receivables and payables, are reported using the period-end spot foreign exchange rates. Foreign exchange rate differences are recorded in the combined and consolidated statements of operations.

For the purpose of consolidation, the assets and liabilities of the GLG Entities with functional currencies other than US Dollars are translated into US Dollar equivalents using period-end exchange rates, whereas revenues and expenses are translated using the weighted-average exchange rate for the period. Translation adjustments arising from consolidation are included in Accumulated other comprehensive income within Total stockholders’ equity.

GLG PARTNERS, INC. AND SUBSIDIARIES

NOTES TO THE COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US Dollars in thousands, except per share amounts)
(Restated)

Comprehensive Income

Comprehensive Income consists of Net income and Other comprehensive income. The Company’s Other comprehensive income is comprised of cumulative translation adjustments and changes in fair value of available-for-sale investments.

Interest Income, net

Interest income and expense are recognized on an accrual basis.

Equity-Based Compensation

Effective January 1, 2006, the Company, adopted SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”) using the modified prospective method. Under SFAS 123(R), the fair value of equity-based compensation must be recognized as an expense in the statements of operations over the requisite service period of each award. The Company uses the accelerated graded vesting attribution method to amortize such compensation. There were no equity-based awards prior to the Acquisition on November 2, 2007 and therefore the adoption of SFAS 123(R) did not have a material impact on the combined financial statements.

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

Awards to limited partners and service providers are accounted for under the EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or In Conjunction with Selling, Goods or Services, which requires that such equity instruments are recorded at their fair value on the measurement date, which is typically upon the inception of the services that will be performed, re-measured at subsequent dates to the extent the awards are unvested, and expensed over the vesting period using the accelerated graded vesting attribution method.

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

Effective January 1, 2007, the Company accounts for uncertain tax positions in accordance with the provision of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose uncertain tax positions that the company has taken or expects to take on a tax return. Accordingly, the Company reports a liability for unrecognized tax benefits resulting from tax

GLG PARTNERS, INC. AND SUBSIDIARIES

NOTES TO THE COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US Dollars in thousands, except per share amounts)
(Restated)

positions taken or expected to be taken in a tax return. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. The adoption of FIN 48 did not have a material impact on our combined and consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS 160 is effective prospectively, except for certain retrospective disclosure requirements, for fiscal years beginning after December 15, 2008. This statement will be effective for the Company beginning in 2009. As described above, the primary impact of the statement will be the reclassification of minority interests from liabilities to stockholders’ equity and their re-labelling as “non-controlling interests”. In addition, presently under ARB No. 51, non-controlling interests only share in

GLG PARTNERS, INC. AND SUBSIDIARIES

NOTES TO THE COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US Dollars in thousands, except per share amounts)
(Restated)

losses to the extent that they have available equity to absorb losses. Under SFAS 160 the non-controlling interests will fully share in losses as well as profits.

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

Net (Loss)/ Income per share of Common Stock

The Company calculates net income per common stock in accordance with SFAS No. 128, Earnings Per Share. Basic and diluted net income per common stock was determined by dividing net income applicable to common stockholders by the weighted-average number of shares of common stock outstanding during the period.

	Years Ended December 31,
	2007	2006	2005
	(Restated)	(Restated)

Net (loss)/income applicable to common stockholders	$(310,508)	$157,876	$170,250
Weighted-average common stock outstanding (in thousands)	147,048	135,712	135,712
Net income per share applicable to common stockholders — basic	$($2.11)	$1.16	$1.25

Reconciliation of weighted-average common stock outstanding — basic to weighted-average common stock outstanding — diluted:

Weighted-average common stock outstanding — basic (in thousands)	147,048	135,712	135,712
FA Sub 2 Limited Exchangeable Shares	—	58,905	58,905
Weighted-average common stock outstanding — diluted (in thousands)	147,048	194,617	194,617

Net (loss)/income per share applicable to common stockholders — diluted	$(2.11)	$0.81	$0.87

GLG PARTNERS, INC. AND SUBSIDIARIES

NOTES TO THE COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US Dollars in thousands, except per share amounts)
(Restated)

The following common stock equivalents have been excluded from the computation of weighted-average stock outstanding used for computing diluted earnings per share as of December 31, 2007, 2006 and 2005 as they would have been anti-dilutive:

	Years Ended December 31,
	2007	2006	2005

Common stock held in Treasury (See Note 7)	25,382,500	25,382,500	25,382,500
FA Sub 2 Limited Exchangeable Shares	58,904,993	—	—
Common stock awarded in connection with share-based compensation arrangements	6,397,000	6,397,000	6,397,000
Sponsors’ Warrants	4,500,000	—	—
Co-investment Warrants	5,000,000	—	—
Public Warrants	42,132,613	—	—

	142,317,106	31,779,500	31,779,500

3.	THE ACQUISITION

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

The assets and liabilities of the Company on the Acquisition date are shown below:

Cash	$522,677
Deferred underwriter fees	(17,952)
Other net current assets	973

$505,698

Consideration for the Acquisition was:

•	$1,000,000 to be allocated between cash and loan notes if certain GLG equity holders elected to receive such notes in lieu of all or a portion of the cash consideration to such person;

•	230,000,000 shares of common stock and common stock equivalents, which include:

•	138,095,007 shares of common stock;

•	58,904,993 Exchangeable Shares of its subsidiary, FA Sub 2 Limited, which are exchangeable for 58,904,993 shares of common stock; and

•	33,000,000 ordinary shares of its subsidiary, FA Sub 1 Limited, which were subject to certain put rights to the Company and call rights by the Company, payable upon exercise by delivery of 33,000,000 shares of common stock; and

•	58,904,993 shares of the Company’s Series A preferred stock, which carry only voting rights and nominal economic rights.

GLG PARTNERS, INC. AND SUBSIDIARIES

NOTES TO THE COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US Dollars in thousands, except per share amounts)
(Restated)

On each of the following adjustment dates after the closing: (1) 10 business days after the closing, (2) January 31, 2008, and (3) 10 business days after receipt by the Buyers’ Representative under the Purchase Agreement of the audited financial statements of the Company for fiscal year 2007, the aggregate purchase price paid for GLG is subject to a possible adjustment on a dollar-for-dollar basis, to the extent the net cash amount of GLG as of the closing date is higher or lower than a specified baseline amount. GLG authorized pre-Acquisition distributions (“formulaic distributions”) in the aggregate amount that represents the purchase price adjustment that would have been attributable to the GLG shareowners but for the declaration of such distributions. In aggregate, $118,000 has been distributed during 2008 in respect of formulaic distributions.

Pro Forma Statements of Operations

The results of operations of Freedom are included in the Company’s consolidated financial statements from the date of the Acquisition as of November 2, 2007. The following table presents pro forma statements of operations and gives effect to the Acquisition as if it was consummated on January 1, 2006. The unaudited pro forma statements of operations are not necessarily indicative of what would have occurred had the Acquisition been completed at the beginning of the retrospective periods or of the results that may occur in the future.

	Years Ended December 31,
	2007	2006
	(Restated)	(Restated)

Net revenues and other income	$1,040,118	$620,866
Net loss	(1,213,929)	(1,352,125)
Net loss applicable to common stockholders	(1,019,143)	(1,145,090)

Net loss per share — basic and diluted	$(6.93)	$(8.44)

4.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following assets, net of related depreciation and amortization:

	Years Ended December 31,
	2007	2006

Furniture and Fixtures, net	$778	$1,732
Computer and Equipment, net	2,572	2,455
Leasehold Improvements, net	3,674	1,096
Other Assets, net	2,055	838

	$9,079	$6,121

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
(Restated)

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
(Restated)

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
(Restated)

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

7.	STOCKHOLDERS’ (DEFICIT)/ EQUITY

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

GLG PARTNERS, INC. AND SUBSIDIARIES

NOTES TO THE COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US Dollars in thousands, except per share amounts)
(Restated)

Series A Preferred Stock

The holders of our Series A preferred stock have one vote per share and the right, together with the holders of common stock voting as a single class, to vote on the election of directors and all other matters requiring stockholder action. In addition, the holders of Series A preferred stock have a separate right to vote as a single class on (1) amendments to the certificate of incorporation that effect a division or combination of common stock unless such amendment proportionately divides or combines the Series A preferred stock, (2) the declaration of any dividend or distribution on common stock (other than in connection with a dissolution and liquidation) in shares of common stock unless a proportionate dividend or distribution is declared on the Series A preferred stock, and (3) a division or subdivision of Series A preferred stock into a greater number of shares of Series A preferred stock or a combination or consolidation of Series A preferred stock.

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
(Restated)

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
(Restated)

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

The equity portion of this plan has been accounted for in accordance with the provisions of SFAS 123(R) and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or In Conjunction with Selling, Goods or Services” (“EITF 96-18”), which require that such equity

GLG PARTNERS, INC. AND SUBSIDIARIES

NOTES TO THE COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US Dollars in thousands, except per share amounts)
(Restated)

instruments are recorded at their fair value on the measurement date, which date is typically upon the inception of the services that will be performed, re-measured at subsequent dates to the extent the awards are unvested, and amortized into expense over the vesting period. Disclosures in accordance with SFAS 123(R) and EITF 96-18 are set forth below:

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
(Restated)

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
(Restated)

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

The Company is subject to income tax of the countries (UK, Ireland and US) in which it conducts business. Since 2005, the income taxes charged geographically are as follows:

	Year Ended December 31,
	2007	2006	2005

UK Income Taxes	$62,659	$28,767	$24,551
Irish Income Taxes	465	313	203
US Income Taxes	876	145	591

	$64,000	$29,225	$25,345

The following table is a reconciliation of income taxes computed at the standard UK corporation tax rate to the income tax charge:

	Year Ended December 31,
	2007	2006	2005
	(Restated)	(Restated)

Income before income taxes	$(277,670)	$187,283	$196,247
Tax charge/(credit) at UK corporation tax rate (30)%	(83,301)	56,185	58,874
Factors affecting charge:
Overseas tax rate differences	(53,415)	(27,557)	(35,185)
Disallowed and non-taxable items	200,716	597	1,656

Tax on profit on ordinary activities	$64,000	$29,225	$25,345

Effective Income Tax Rate	23%	16%	13%

GLG PARTNERS, INC. AND SUBSIDIARIES

NOTES TO THE COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US Dollars in thousands, except per share amounts)
(Restated)

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
(Restated)

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
(Restated)

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

Following year-end, the Company has repurchased 7,000,000 warrants for $37,350 and 2,147,939 warrants have been exercised at $7.50 per share, resulting in aggregate proceeds to the Company of $16,110.

15.	SELECTED QUARTERLY INFORMATION (UNAUDITED)

The following unaudited quarterly information includes, in management’s opinion, all the normal and recurring adjustments necessary to fairly state the results of operations and related information for the periods presented.

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007
	(Restated)	(Restated)	(Restated)	(Restated)

Total net revenues and other income	$73,007	$418,010	$102,572	$446,529
Total expenses	(57,266)	(268,544)	(71,850)	(922,478)
Net income/(loss) applicable to common stockholders	13,962	124,606	29,035	(478,111)

Net income/(loss) per share — basic	$0.10	$0.92	$0.21	$(2.65)

Net income/(loss) per share — diluted	$0.07	$0.64	$0.15	$(2.65)

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006
	(Restated)	(Restated)	(Restated)	(Restated)

Total net revenues and other income	$50,118	$226,603	$57,240	$286,905
Total expenses	(37,504)	(155,630)	(45,311)	(199,795)
Net income applicable to common stockholders	12,406	60,550	11,093	73,827

Net income per share — basic	$0.09	$0.45	$0.08	$0.54

Net income per share — diluted	$0.06	$0.31	$0.06	$0.38

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
GLG Partners, Inc.

We have audited the consolidated financial statements of GLG Partners, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and for each of the three years in the period ended December 31, 2007, and have issued our report thereon dated April 18, 2008; such report is included elsewhere in this Form 10-K/A. Our audits also included the financial statement schedule of the Company listed in Item 15. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. As discussed in Note 1, the accompanying financial information as of and for the years ended December 31, 2007 and 2006 has been restated.

/s/  Ernst & Young LLP
London, England
April 18, 2008

GLG PARTNERS, INC.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED BALANCE SHEETS
(US Dollars in thousands, except share and per share amounts)

	As of December 31,
	2007	2006
	(Restated)	(Restated)

ASSETS
Current Assets
Cash and cash equivalents	$39,334	$—
Advances to subsidiaries	15,979	—
Prepaid expenses and other assets	5,497	—

Total Current Assets	60,810	—
Non-Current Assets
Investments in subsidiaries, net	—	175,158
Property and equipment (net of accumulated depreciation and amortization of $0 and $0, respectively)	610	—

Total Non-Current Assets	610	175,158

Total Assets	$61,420	$175,158

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Deficit of investments in subsidiaries, net	$305,690	$—
Accrued compensation and benefits	882	—
Income and franchise taxes payable	90	—
Notes payable, founding stockholders	—	—
Accounts payable and other accruals	899	—

Total Current Liabilities	307,561	—

Total Liabilities	307,561	—
Stockholders’ Equity
Common stock, $.0001 par value; 1,000,000,000 authorized, 244,730,988 issued and outstanding (2006: 171,083,976 issued and outstanding)	24	17
Series A voting preferred stock, $.0001 par value; 150,000,000 authorized, 58,904,993 issued and outstanding (2006: 58,904,993 issued and outstanding)	6	6
Additional paid in capital	575,589	354,073
Treasury stock	(347,740)	(347,740)
Accumulated and other comprehensive income	3,477	2,906
Accumulated (deficit) income	(477,497)	165,896

Total Stockholders’ Equity	(246,141)	175,158

Total Liabilities and Stockholders’ Equity	$61,420	$175,158

The accompanying notes are an integral part of this condensed financial information.

GLG PARTNERS, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF OPERATIONS
(US Dollars in thousands)

	Years Ended December 31,
	2007	2006
	(Restated)	(Restated)

Interest income, net	$40	$—

Expenses
Employee compensation and benefits	(103,598)	—
General, administrative and other	(238)	—

	(103,836)	—

Deficit from operations	(103,796)	—
Deficit before income taxes	(103,796)	—
Income taxes	657	—

Deficit before (deficit)/ equity in net income of subsidiaries	(103,139)	—
(Deficit)/ Equity in net income of subsidiaries	(207,369)	157,876

Net (deficit)/ income	$(310,508)	$157,876

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
(US Dollars in thousands)
(Restated)

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

The condensed financial information has been restated to correct an error in the Company’s subsidiaries’ accounting for distributions paid to limited partners for the years ended December 31, 2007 and 2006. Distributions to limited partners were accounted for as equity distributions and recognized within the statement of stockholders’ equity for periods prior to November 2, 2007 and within minority interests in the statement of operations for periods after the Acquisition. As a result of the Acquisition and related reorganization creating a consolidated group, the limited partner interests are no longer considered to be equity interests and, therefore, distributions to the limited partners are recognized as an operating expense rather than minority interest. For periods both before and after the Acquisition the Company had recognized distributions on an as declared basis. The Company’s consolidated financial statements have restated the 2007 and 2006 periods to reflect these amounts as limited partner profit share within operating expenses matching the period in which the related revenues are accrued and services provided. Accordingly, the condensed financial information corrects the value of equity method accounted investments in consolidated subsidiaries to reflect these corrections.

The total effect of the restatement of the error is summarized as follows (US Dollars in thousands):

2007	As Reported	Adjustments	As Restated

Statement of Operations
Equity in net (deficit)/income of subsidiaries	$195,761	$(403,130)	$(207,369)
Net (deficit)/income	92,622	(403,130)	(310,508)
Balance Sheet
Investments in subsidiaries, net	$32,330	$(338,020)	$(305,690)

Accumulated deficit	(139,477)	(338,020)	(477,497)

GLG PARTNERS, INC.

NOTES TO THE CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)
(US Dollars in thousands)
(Restated)

2006	As Reported	Adjustments	As Restated

Statement of Operations
Equity in net (deficit)/income of subsidiaries	$359,326	$(201,450)	$157,876
Net (deficit)/income	359,326	(201,450)	157,876
Balance Sheet
Investments in subsidiaries, net	$361,952	$(186,794)	$175,158

Accumulated income	352,690	(186,794)	165,896

2.	GUARANTEES

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

EXHIBIT INDEX

Exhibit
No.	Description

2.1	Purchase Agreement dated June 22, 2007 by and among the Company, FA Sub 1 Limited, FA Sub 2 Limited and FA Sub 3 Limited, Jared Bluestein, as Buyers’ Representative, Noam Gottesman, as Sellers’ Representative, and the GLG equity holders party thereto, filed as Annex A to the Company’s Proxy Statement dated October 12, 2007 (File No. 001-33217), is incorporated herein by reference.
3.1	Restated Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-33217), is incorporated herein by reference.
3.2	Amended Bylaws of the Company, filed as Exhibit 3.5 to the Company’s amended Registration Statement on Form 8-A/A (File No. 001-33217), is incorporated herein by reference.
4.1	Specimen Certificate for Common Stock, par value $0.0001 per share, of the Company, filed as Exhibit 4.1 to the Company’s Post-Effective Amendment on Form S-3 to Registration Statement on Form S-1 (Registration No. 333-147865), is incorporated herein by reference.
4.2	Specimen Certificate for Series A Preferred Stock, par value $0.0001 per share, of the Company, filed as Exhibit 4.2 to the Company’s Post-Effective Amendment on Form S-3 to Registration Statement on Form S-1 (Registration No. 333-147865), is incorporated herein by reference.
4.3	Specimen Certificate for Public Warrants to Purchase Common Stock of the Company, filed as Exhibit 4.3 to the Company’s Post-Effective Amendment on Form S-3 to Registration Statement on Form S-1 (Registration No. 333-147865), is incorporated herein by reference.
4.4	Specimen Certificate for Private Warrants to Purchase Common Stock of the Company, filed as Exhibit 4.4 to the Company’s Post-Effective Amendment on Form S-3to Registration Statement on Form S-1 (Registration No. 333-147865), is incorporated herein by reference.
4.5	Specimen Certificate for Units, each consisting of one share of Common Stock and one Warrant, of the Company, filed as Exhibit 4.5 to the Company’s Post-Effective Amendment on Form S-3 to Registration Statement on Form S-1 (Registration No. 333-147865), is incorporated herein by reference.
4.6	Amended and Restated Warrant Agreement dated as of December 21, 2006 between Continental Stock Transfer & Trust Company and the Company, filed as Exhibit 4.8 to the Company’s Registration Statement on Form S-1 (Registration No. 333-136248), is incorporated herein by reference.
4.7	Amendment No. 1 to Amended and Restated Warrant Agreement, dated as of December 19, 2007, between Continental Stock Transfer & Trust Company and the Company, filed as Exhibit 4.7 to the Company’s Post-Effective Amendment on Form S-3 to Registration Statement on Form S-1 (Registration No. 333-147865), is incorporated herein by reference.
10.1	Credit Agreement dated as of October 31, 2007 among the Company, FA Sub 1 Limited, FA Sub 2 Limited and FA Sub 3 Limited, each a wholly owned subsidiary of the Company, Citigroup Global Markets, Inc., as book manager and arranger, Citicorp USA, Inc., as administrative agent, and the other lenders party thereto, filed as Exhibit 10.1 to the Company’s Post-Effective Amendment on Form S-3 to Registration Statement on Form S-1 (Registration No. 333-147865), is incorporated herein by reference.
10.2	Registration Rights Agreement dated as of December 21, 2006 among the Company and the Founders, filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-136248), is incorporated herein by reference.
10.3	Support Agreement dated November 2, 2007 between the Company and FA Sub 2 Limited, filed as Annex B to the Company’s Proxy Statement dated October 12, 2007 (File No. 001-33217), is incorporated herein by reference.
10.4	GLG Shareholders Agreement dated as of June 22, 2007 among the Company and the Persons set forth on the signature page thereto, filed as Annex D to the Company’s Proxy Statement dated October 12, 2007 (File No. 001-33217), is incorporated herein by reference.
10.5	Founders’ Agreement dated June 22, 2007 among Noam Gottesman, as Sellers’s Representative, the Principals, the Trustees, Berggruen Freedom Holdings Ltd. and Marlin Equities II, LLC, filed as Annex E to the Company’s Proxy Statement dated October 12, 2007 (File No. 001-33217), is incorporated herein by reference.

Exhibit
No.		Description

10.6		Voting Agreement dated June 22, 2007 among the Principals, the Trustees, Lavender Heights Capital LP, Sage Summit LP and the Company, filed as Annex F to the Company’s Proxy Statement dated October 12, 2007 (File No. 001-33217), is incorporated herein by reference.
10	.7.1*	Form of Indemnification Agreement between the Company and its directors, officers, employees and agents, filed as Exhibit 10.1.1 to the Company’s Current Report on Form 8-K (File No. 001-33217), is incorporated herein by reference.
10	.7.2*	Schedule identifying agreements substantially identical to the Form of Indemnification Agreement filed as Exhibit 10.2.1 to this Registration Statement, filed as Exhibit 10.1.2 to the Company’s Current Report on Form 8-K (File No. 001-33217), is incorporated herein by reference.
10	.8.1*	2007 Long-Term Incentive Plan, filed as Annex J to the Company’s Proxy Statement dated October 12, 2007 (File No. 001-33217), is incorporated herein by reference.
10	.8.2*	Form of Restricted Stock Award Agreement for US Employees Directors under the Company’s 2007 Long-Term Incentive Plan, filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (Registration No. 333-148877), is incorporated herein by reference.
10	.8.3*	Form of Restricted Stock Award Agreement for US Non-Employees Directors under the Company’s 2007 Long-Term Incentive Plan, filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (Registration No. 333-148877), is incorporated herein by reference.
10	.8.4*	Form of Restricted Stock Award Agreement for UK Employees Directors under the Company’s 2007 Long-Term Incentive Plan, filed as Exhibit 4.6 to the Company’s Registration Statement on Form S-8 (Registration No. 333-148877), is incorporated herein by reference.
10	.8.5*	Form of Restricted Stock Award Agreement for UK Non-Employees Directors under the Company’s 2007 Long-Term Incentive Plan, filed as Exhibit 4.7 to the Company’s Registration Statement on Form S-8 (Registration No. 333-148877), is incorporated herein by reference.
10	.8.6*	Form of Restricted Stock Award Agreement for UK Limited Partners under the Company’s 2007 Long-Term Incentive Plan, filed as Exhibit 4.8 to the Company’s Registration Statement on Form S-8 (Registration No. 333-148877), is incorporated herein by reference.
10	.8.7*	Restricted Stock Agreement dated November 2, 2007 between the Company and Alejandro San Miguel under the Company’s 2007 Long-Term Incentive Plan, filed as Exhibit 10.2.1 to the Company’s Current Report on Form 8-K (File No. 001-33217), is incorporated herein by reference.
10	.8.8*	Restricted Stock Agreement and December 3, 2007 between the Company and Paul Myners under the Company’s 2007 Long-Term Incentive Plan, filed as Exhibit 10.8.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, is incorporated herein by reference.
10	.9.1*	Employment Agreement dated November 2, 2007 between the Company and Noam Gottesman, filed as Exhibit 10.9.1 to the Company’s Post-Effective Amendment on Form S-3 (Registration No. 333-147865), is incorporated herein by reference.
10	.9.2*	Employment Agreement dated November 2, 2007 between GLG Partners LP and Noam Gottesman, filed as Exhibit 10.9.2 to the Company’s Post-Effective Amendment on Form S-3 (Registration No. 333-147865), is incorporated herein by reference.
10	.9.3*	Employment Agreement dated November 2, 2007 between GLG Partners Services LP and Noam Gottesman, filed as Exhibit 10.9.3 to the Company’s Post-Effective Amendment on Form S-3 (Registration No. 333-147865), is incorporated herein by reference.
10	.10.1*	Employment Agreement dated November 2, 2007 between the Company and Emmanuel Roman, filed as Exhibit 10.10.1 to the Company’s Post-Effective Amendment on Form S-3 (Registration No. 333-147865), is incorporated herein by reference.
10	.10.2*	Employment Agreement dated November 2, 2007 between GLG Partners LP and Emmanuel Roman, filed as Exhibit 10.10.2 to the Company’s Post-Effective Amendment on Form S-3 (Registration No. 333-147865), is incorporated herein by reference.
10	.10.3*	Employment Agreement dated November 2, 2007 between GLG Partners Services LP and Emmanuel Roman, filed as Exhibit 10.10.3 to the Company’s Post-Effective Amendment on Form S-3 (Registration No. 333-147865), is incorporated herein by reference.
10	.11*	Employment Agreement dated November 2, 2007 between the Company and Simon White, filed as Exhibit 10.11 to the Company’s Post-Effective Amendment on Form S-3 (Registration No. 333-147865), is incorporated herein by reference.

Exhibit
No.		Description

10	.12*	Employment Agreement dated November 2, 2007 between the Company and Alejandro San Miguel, filed as Exhibit 10.12 to the Company’s Post-Effective Amendment on Form S-3 (Registration No. 333-147865), is incorporated herein by reference.
10	.13*	Letter Agreement dated as of December 19, 2007 between the Company and Paul Myners, filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, is incorporated herein by reference.
21		Subsidiaries of the Company, filed as Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, is incorporated herein by reference.
23		Consent of Ernst & Young LLP, independent registered public accounting firm.
24.1		Power of Attorney authorizing certain persons to sign this Annual Report on Form 10-K/A on behalf of certain directors and executive officers of the Company, filed as Exhibit 24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, is incorporated herein by reference.
24.2		Power of Attorney authorizing certain persons to sign this Annual Report on Form 10-K/A on behalf of the Chief Financial Officer of the Company.
31.1		Certification of Periodic Report by the Co-Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2		Certification of Periodic Report by the Co-Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.3		Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1		Certification of Periodic Report by the Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Periodic Report by the Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3		Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.