Form 10-Q
period 2008-03-31
GLG Partners, Inc.
filed 2008-05-09
CIK 1365790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from                      to
Commission File Number: 001-33217
GLG PARTNERS, INC.
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of	20-5009693
incorporation or organization)	(I.R.S. Employer Identification No.)
399 Park Avenue, 38th Floor
New York, New York 10022
(Address of principal executive offices) (Zip code)
(212) 224-7200
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 23, 2008, there were 245,741,627 shares of the registrant’s common stock outstanding.

FORWARD-LOOKING STATEMENTS
     In addition to historical information, this Quarterly Report on Form 10-Q contains statements relating to our future results (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 21E of the Exchange Act and are subject to the “safe harbor” created by such sections. Our actual results may differ materially from those projected as a result of certain risks and uncertainties. Our forward-looking statements include, but are not limited to, statements regarding our expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.
     The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us and speak only as of the date of such statement. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under Item 1A, “Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31 2007 and the following:
•	our financial performance;
•	market conditions for the funds we manage, which we refer to as the GLG Funds;
•	performance of GLG Funds, the related performance fees and the associated impacts on revenues, net income, cash flows and fund inflows and outflows;
•	the cost of retaining our key investment and other personnel or the loss of such key personnel;
•	risks associated with the expansion of our business in size and geographically;
•	operational risk;
•	litigation and regulatory enforcement risks, including the diversion of management time and attention and the additional costs and demands on our resources; and
•	risks associated with the use of leverage, investment in derivatives, availability of credit, interest rates and currency fluctuations, as well as other risks and uncertainties, including those set forth herein and those detailed from time to time in our other Securities and Exchange Commission filings. These forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by law.

GLG PARTNERS, INC.
INDEX

		PAGE
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited):

	Condensed Consolidated Balance Sheets — March 31, 2008 and December 31, 2007	2

	Condensed Consolidated and Combined Statements of Operations — Three Months Ended March 31, 2008 and March 31, 2007	3

	Condensed Consolidated and Combined Statements of Stockholders’ Equity — Three Months Ended March 31, 2008	4

	Condensed Consolidated and Combined Statements of Cash Flows — Three Months Ended March 31, 2008 and March 31, 2007	5

	Notes to Condensed Consolidated and Combined Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

Item 4.	Controls and Procedures	33

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	34

Item 1A.	Risk Factors	34

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	35

Item 6.	Exhibits	36

	Signature	37
EX-2.2: AMENDMENT TO PURCHASE AGREEMENT
EX-10.1: EMPLOYMENT AGREEMENT
EX-10.2.2: SCHEDULE IDENTIFYING DIRECTORS AND EXECUTIVE OFFICERS
EX-10.3: LETTER AGREEMENT
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-31.3: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION
EX-32.3: CERTIFICATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GLG PARTNERS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(US dollars in thousands, except share and per share amounts)

	As of	As of
	March 31,	December 31,
	2008	2007
ASSETS
Current Assets
Cash and cash equivalents	$294,539	$429,422
Restricted cash	24,099	24,066
Fees receivable	51,385	389,777
Prepaid expenses and other assets	35,333	35,685

Total Current Assets	405,356	878,950
Non-Current Assets
Investments at fair value	92,115	96,108
Goodwill	587	—
Property and equipment	9,265	9,079

Total Non-Current Assets	101,967	105,187

Total Assets	$507,323	$984,137

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Rebates and sub-administration fees payable	$16,626	$21,207
Accrued compensation, benefits and profit share	91,324	467,887
Income taxes payable	31,717	37,464
Distributions payable	111,929	78,093
Accounts payable and other accruals	50,137	37,624
Other liabilities	29,651	16,092

Total Current Liabilities	331,384	658,367

Non-Current Liabilities
Loan payable	570,000	570,000
Minority interest	—	1,911

Total Non-Current Liabilities	570,000	571,911

Commitments and Contingencies
Total Liabilities	901,384	1,230,278

Stockholders’ Equity
Stockholders’ Equity
Common stock, $.0001 par value; 1,000,000,000 authorized, 247,439,127 issued and outstanding (Dec. 31, 2007: 244,730,988 issued and outstanding), including 25,382,500 (Dec. 31, 2007: 25,382,500) shares of Treasury stock held by a subsidiary	25	24
Series A voting preferred stock, $.0001 par value; 150,000,000 authorized, 58,904,993 issued and outstanding (Dec. 31, 2007: 58,904,993 issued and outstanding)	6	6
Additional paid in capital	784,079	575,589
Treasury stock	(347,740)	(347,740)
Accumulated other comprehensive income	(883)	3,477
Accumulated deficit	(829,548)	(477,497)

Total Stockholders’ Equity	(394,061)	(246,141)

Total Liabilities and Stockholders’ Equity	$507,323	$984,137

The accompanying notes are an integral part of these unaudited condensed consolidated and combined financial statements.

GLG PARTNERS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED AND COMBINED
STATEMENTS OF OPERATIONS
(US dollars in thousands, except per share amounts)

	Three months ended
	March 31,
	2008	2007
Net revenues and other income
Management fees, net	$98,756	$57,343
Performance fees, net	4,735	2,521
Administration fees, net	22,248	12,645
Other	5,641	498

Total net revenues and other income	131,380	73,007

Expenses
Employee compensation and benefits	(287,935)	(25,048)
Limited partner profit share	(25,104)	(6,453)

Compensation, benefits and profit share	(313,039)	(31,501)
General, administrative and other	(30,303)	(25,764)

Total expenses	(343,342)	(57,265)

(Loss)/income from operations	(211,962)	15,742
Interest (expense)/income, net of interest income of $3,086 (2007: expense of $200)	(4,043)	1,475

(Loss)/income before income taxes	(216,005)	17,217
Income taxes	(6,200)	(3,255)

(Loss)/income before minority interests	(222,205)	13,962
Minority interests:
Share of income	—	(210)
Cumulative dividends	(4,129)	—

Net (loss)/income attributable to common stockholders	$(226,334)	$13,752

Net income per share — basic	$(1.07)	$0.10
Weighted average common stock outstanding — basic (in thousands)	211,167	135,712

Net income per share — diluted	$(1.07)	$0.07
Weighted average common stock outstanding — diluted (in thousands)	211,167	194,617
The accompanying notes are an integral part of these unaudited condensed consolidated and combined financial statements.

GLG PARTNERS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED AND COMBINED
STATEMENTS OF STOCKHOLDERS’ EQUITY
(US dollars in thousands)

					Accumulated
				Additional	Other		Total
	Preferred	Common	Treasury	Paid-In	Comprehensive	Accumulated	Stockholders’
	Stock	Stock	Stock	Capital	Income/(Loss)	Deficit	Equity
Balance as of January 1, 2008	$6	$24	$(347,740)	$575,589	$3,477	$(477,497)	$(246,141)
Comprehensive income:
Net loss attributable to common stockholders	—	—	—	—	—	(226,334)	(226,334)
Unrealized losses on available for sale equity investments	—	—	—	—	(3,948)	—	(3,948)
Foreign currency translation (nil tax applicable)	—	—	—	—	(412)	—	(412)

Total comprehensive income	—	—	—	—	(4,360)	(226,334)	(230,694)
Recapitalization	—	—	—	(308)	—	—	(308)
Share-based compensation	—	—	—	247,223	—	—	247,223
Warrant exercises	—	1	—	2,567	—	—	2,568
Warrants repurchased	—	—	—	(37,582)	—	—	(37,582)
Shares repurchased	—	—	—	(3,457)	—	—	(3,457)
Capital contributions	—	—	—	47	—	—	47
Dividends declared	—	—	—	—	—	(7,717)	(7,717)
Distributions to principals and trustees	—	—	—	—	—	(118,000)	(118,000)

Balance as of March 31, 2008	$6	$25	$(347,740)	$784,079	$(883)	$(829,548)	$(394,061)

The accompanying notes are an integral part of these unaudited condensed consolidated and combined financial statements.

GLG PARTNERS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED AND COMBINED
STATEMENTS OF CASH FLOWS
(US dollars in thousands)

	Three months ended March 31,
	2008	2007
Cash Flows From Operating Activities
Net (loss)/income attributable to common stockholders	$(226,334)	$13,752
Adjustments to reconcile net (loss)/income attributable to common stockholders to net cash provided by operating activities:
Depreciation	536	517
Foreign exchange gains on investments	50	49
Share based compensation	247,222	—
Cash flows due to change in:
Fees receivable	338,392	219,886
Prepaid expenses and other assets	352	7,220
Rebates and sub-administration fees payable	(4,581)	(3,548)
Accrued compensation, benefits and profit share	(376,563)	(259,740)
Income taxes payable	(5,747)	(12,807)
Distributions payable	8,119	51,525
Accounts payable and other accruals	12,513	(2,243)
Other liabilities	13,559	—

Net cash provided by operating activities	7,518	14,611

Cash Flows From Investing Activities
Investment in subsidiary	(2,500)	—
Transfer to restricted cash	(33)	—
Purchase of property and equipment	(723)	(1,997)

Net cash used in investing activities	(3,256)	(1,997)

Cash Flows From Financing Activities
Warrant exercises	2,567	—
Warrant repurchases	(37,582)	—
Share repurchases	(3,457)	—
Capital contributions	47	—
Acquisition related transaction costs	(308)	—
Distributions to principals and trustees	(100,000)	(137,623)

Net cash used in financing activities	(138,733)	(137,623)

Net decrease in cash and cash equivalents	(134,471)	(125,009)
Effect of foreign currency translation on cash	(412)	1,053
Cash and cash equivalents at beginning of period	429,422	273,148

Cash and cash equivalents at end of period	$294,539	$149,192

The accompanying notes are an integral part of these unaudited condensed consolidated and combined financial statements.

GLG PARTNERS, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED AND COMBINED
FINANCIAL STATEMENTS
(US Dollars in thousands, except share and per share amounts)
1. ORGANIZATION AND BASIS OF PRESENTATION
GLG Partners, Inc. (the “Company”) was incorporated in the state of Delaware on June 8, 2006 under the name Freedom Acquisition Holdings, Inc (“Freedom”). The Company was formed to acquire an operating business through a merger, capital stock exchange, asset acquisition, stock purchase or other similar business combination. On November 2, 2007 the Company completed the acquisition (the “Acquisition”) of GLG Partners LP and its affiliated entities (collectively, “GLG”).
GLG is a leading alternative asset manager based in London which offers its clients a broad range of investment products and account management services. Its primary business is to provide investment management advisory services for various investment funds and companies (the “GLG Funds”). The Company derives revenue primarily from management fees and administration fees charged to the GLG Funds and accounts it manages based on the value of assets in these funds and accounts, and performance fees charged to the GLG Funds and accounts it manages based on the performance of these funds and accounts.
As the Acquisition is considered a reverse acquisition and recapitalization for accounting purposes, the combined historical financial statements of GLG became the Company’s historical financial statements. Accordingly, the Acquisition has been treated as the equivalent of GLG issuing stock for the net assets of the Company, accompanied by a recapitalization of GLG. The net assets of the Company, primarily cash, have been stated at their carrying value, and accordingly no goodwill or other intangible assets were recorded.
The unaudited condensed consolidated and combined financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with US generally accepted accounting principles (“US GAAP”) have been condensed or omitted pursuant to the SEC’s rules and regulations.
These unaudited condensed consolidated and combined financial statements should be read in conjunction with the consolidated and combined financial statements and the notes thereto included in the Company’s amended Annual Report on Form 10-K/A for the year ended December 31, 2007.
The unaudited consolidated and combined financial statements are presented in US Dollars ($) prepared under US GAAP. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations and cash flows of the Company have been included. The consolidated and combined financial statements include the accounts of GLG Partners, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated.
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

GLG PARTNERS, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED AND COMBINED
FINANCIAL STATEMENTS (Continued)
(US Dollars in thousands, except share and per share amounts)
Minority Interests in Consolidated Subsidiaries
Minority interests are recorded in respect of the following interests in the following GLG entities:
GLG Holdings Inc. and GLG Inc.
The Company consolidates GLG Holdings Inc. and GLG Inc. pursuant to the requirements of FASB Interpretation No. 46, Consolidation of Variable Interest Entities, since they are variable interest entities and the Company is the Primary Beneficiary. GLG Holdings Inc. is the holding company (and acts solely as a holding company) for GLG Inc., a dedicated research and administrative services provider based in New York. GLG Inc. provides dedicated research and administrative services to GLG Partners LP with respect to GLG’s U.S. focused investment strategies. The combined and consolidated assets of GLG Holdings Inc. and GLG Inc. included total assets of $11,774 as at December 31, 2007.
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
Minority interest in respect of these entities relates to their entire equity and retained earnings, in which GLG does not hold any economic interest.
On January 24, 2008 GLG Holdings Inc. was acquired by the Company for $2,500 in cash and GLG Holdings Inc. and GLG Inc. became wholly owned subsidiaries of the Company. Prior to January 24, 2008, GLG Holdings Inc. was independently owned.
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
The Exchangeable Shares are exchangeable for an equal number of shares of our common stock at any time for nil consideration at the holder’s option. Upon exchange of the Exchangeable Shares, an equivalent number of shares of the Company’s Series A preferred stock will be concurrently redeemed. The shares of Series A preferred stock are entitled to one vote per share and to vote with the common stockholders as a single class but have no economic rights. The Exchangeable Shares carry dividend but no voting rights except with respect to certain limited matters which will require the majority vote or written consent of the holders. The combined ownership of the Exchangeable Shares and the Series A preferred stock provides the holders with voting rights equivalent to those of the Company’s common stockholders.
The dividend rights of the Exchangeable Shares are such that the holders will receive an equivalent dividend to the common stockholders. In addition, the holders of the Exchangeable Shares will receive a cumulative dividend based on the Company’s estimate of the net taxable income of FA Sub 2 Limited allocable to such holders multiplied by an assumed tax rate of 43.783%. The dividend rights of the holders of the Exchangeable Shares are in excess of those of the Company’s common stockholders, and these rights are presented as a cumulative dividend in the combined and consolidated statements of operations.
At the FA Sub 2 Limited level, the Exchangeable Shares have the same liquidation and income rights as other ordinary shareholders of FA Sub 2 Limited, and consequently the minority interest is calculated as the Exchangeable Shareholder’s proportionate share of net assets.

GLG PARTNERS, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED AND COMBINED
FINANCIAL STATEMENTS (Continued)
(US Dollars in thousands, except share and per share amounts)
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
In certain cases, the Company may rebate a portion of its gross management and performance fees in order to compensate third-party institutional distributors for marketing its products and, in a limited number of cases, in order to incentivize clients to invest in funds managed by the Company. Such arrangements are generally priced at a portion of the Company’s management and performance fees paid by the fund. The Company accounts for rebates in accordance with EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent (“EITF 99-19”), and has recorded its revenues net of rebates. In addition most funds managed by the Company have share classes with distribution fees that are paid to third party institutional distributors.
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
Where a single-manager alternative strategy fund or internal Fund of Hedge Funds (“FoHF”) managed by the Company invests in an underlying single-manager alternative strategy fund managed by the Company, the “investing fund” is the top-level GLG Fund into which a client invests and the “investee fund” is the underlying GLG Fund into which the investing fund allocates funds for investment. When one of the single-manager alternative strategy funds or internal FoHFs managed by the Company invests in an underlying single-manager alternative strategy fund managed by the Company:
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

GLG PARTNERS, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED AND COMBINED
FINANCIAL STATEMENTS (Continued)
(US Dollars in thousands, except share and per share amounts)
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
Limited Partner Profit Share
The key personnel who are participants in the limited partner profit share arrangement provide services to the Company through two limited liability partnerships, Laurel Heights LLP and Lavender Heights LLP (the “LLPs”), which are limited partners in GLG Partners LP and GLG Partners Services LP, respectively. The amount of profits (or limited partner profit share) attributable to each of the LLPs is determined at the Company’s discretion based upon the profitability of the Company’s business and the Company’s view of the contribution to revenues and profitability from the services provided by each limited partnership during that period. These profit shares are recorded as operating expenses matching the period in which the related revenues are accrued and services are provided. A portion of the partnership distribution is advanced monthly as a draw against final determination of profit share. Once the final profit allocation is determined, typically in January following each year end, it is paid to the LLPs, as limited partners, less any amounts paid as advance drawings during the year. Other limited partners of GLG Partners Services LP who receive profit allocations include two investment professionals, who are not members of Lavender Heights LLP, but whose profit distributions from GLG Partners Services LP are determined in the same manner as the allocation of profit shares to individual members of the LLP and included in the limited partner profit share measure, as described below.
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

GLG PARTNERS, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED AND COMBINED
FINANCIAL STATEMENTS (Continued)
(US Dollars in thousands, except share and per share amounts)
Recent Accounting Pronouncements
On March 19, 2008 the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133. SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Adoption of SFAS No. 161 is not expected to have a significant impact.
SFAS No. 157, Fair Value Measurements, which became effective for the Company on January 1, 2008, established a framework for measuring fair value, while expanding fair value measurement disclosures. SFAS No. 157 established a fair value hierarchy that distinguishes between independent observable inputs and unobservable inputs based on the best information available. SFAS No. 157 expands disclosures about the use of fair value to measure assets and liabilities, the effect of these measurements on earnings for the period, and the inputs used to measure fair value. In February 2008, the FASB issued Staff Position (“FSP”) FAS 157-1 to exclude SFAS No. 13, Accounting for Leases, and its related interpretive accounting pronouncements that address leasing transactions, from the scope of SFAS No. 157. In February 2008, the FASB also issued FSP FAS 157-2 to allow entities the option to defer the effective date of SFAS No. 157 for non-financial assets and liabilities, except for those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until January 1, 2009. The Company will apply the fair value measurement provisions of SFAS No. 157 to its non-financial assets and liabilities effective January 1, 2009. The January 1, 2008 adoption of the other provisions of SFAS No. 157 had no impact on retained earnings and is not expected to have a material impact on the Company’s results of operations and financial condition.
In December 2007, the FASB issues SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. SFAS No. 160 states that the accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective prospectively, except for certain retrospective disclosure requirements, for fiscal years beginning after December 15, 2008. This statement will be effective for the Company beginning in fiscal 2009. As described above, the primary impact of the statement will be the reclassification of minority interests from liabilities to stockholders’ equity and their relabeling as “noncontrolling interests”. In addition, presently under ARB No. 51, noncontrolling interests only share in losses to the extent that they have available equity to absorb losses. Under SFAS No. 160, the noncontrolling interests will fully share in losses as well as profits.
Net Income per share of Common Stock
The Company calculates net income per common stock in accordance with SFAS No. 128, Earnings Per Share. Basic and diluted net income per common stock was determined by dividing net income applicable to common stockholders by the weighted-average number of shares of common stock outstanding during the period.

GLG PARTNERS, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED AND COMBINED
FINANCIAL STATEMENTS (Continued)
(US Dollars in thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2008	2007
Net (loss)/income applicable to common stockholders	$(226,334)	$13,752
Weighted-average common stock outstanding (in thousands) – basic	211,167	135,712
Net (loss)/income per share applicable to common stockholders – basic	$(1.07)	$0.10

Weighted-average common stock outstanding (in thousands) – diluted	211,167	194,617
Net (loss)/income per share applicable to common stockholders – diluted	$(1.07)	$0.07

Reconciliation of weighted-average common stock outstanding – basic to weighted-average common stock outstanding – diluted:
Weighted-average common stock outstanding – basic (in thousands)	211,167	135,712
FA Sub 2 Limited Exchangeable Shares	—	58,905

Weighted-average common stock outstanding – diluted (in thousands)	211,167	194,617

The following common stock equivalents have been excluded from the computation of weighted-average stock outstanding as of March 31, 2008 and 2007 as they would have been anti-dilutive (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Common stock held in Treasury	25,383	25,383
FA Sub 2 Limited Exchangeable Shares	58,905	—
Common stock awarded in connection with share-based compensation arrangements	10,675	6,397
Public stockholders’ warrants	32,985	—
Co-investment warrants	5,000	—
Sponsors’ warrants	4,500	—

	137,448	31,780

In addition, 12,000 founders’ warrants have not been included in the computation of weighted-average stock outstanding as of March 31, 2008 and 2007, because they are only exercisable in the event that the last sale price of the Company’s common stock equals or exceeds $14.25 per share for any 20 trading days within a 30-trading day period, and to do so would have been anti-dilutive.
3. COMMITMENTS AND CONTINGENCIES
The Company, in the ordinary course of business, responds to a variety of regulatory inquiries. The Company and its subsidiaries are involved in the following regulatory investigations among others:
On January 25, 2008, the Autorité des Marchés Financiers (“AMF”) notified the Company of proceedings relating to GLG’s trading in the shares of Infogrames Entertainment (“Infogrames”) on February 8 and 9, 2006, prior to the issuance by Infogrames on February 9, 2006 of a press release announcing poor financial results. The AMF’s decision to initiate an investigation into GLG’s trades in Infogrames was based on a November 19, 2007 report prepared by the AMF’s Department of Market Investigation and Supervision (the “Infogrames Report”). According to the Infogrames Report, the trades challenged by the AMF generated an unrealized capital gain for GLG as of the

GLG PARTNERS, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED AND COMBINED
FINANCIAL STATEMENTS (Continued)
(US Dollars in thousands, except share and per share amounts)
opening on February 10, 2006 of €179,000. The AMF investigation relates solely to the conduct of a former employee; however, the Company was named as the respondent. If sustained, the charge against the Company could give rise to an administrative fine under French securities laws.
The Company has provided for the above within accounts payable and other accruals within Current Liabilities.
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
4. INCOME TAXES
The Company calculates its effective tax rate on profit before tax and certain non-tax deductible compensation expense. For the first three months of 2008, $260.2 million of the Company’s compensation expense related to acquisition-related share based compensation which is not tax deductible, compared to $0 for the first three months of 2007. The Company’s profit before tax and before this expense was $44.1 million and $17.2 million for the first three months of 2008 and 2007, respectively. The Company’s effective tax rate based on this measure was 14.0% and 18.9% for the first three months of 2008 and 2007, respectively. This is lower than the U.S. Federal rate of tax of 35.0% as the Company’s profits are predominantly earned in the United Kingdom and the Cayman Islands which apply lower rates of tax.
5. FAIR VALUES OF FINANCIAL INSTRUMENTS
SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 establishes a fair value hierarchy that prioritizes the use of inputs used in valuation methodologies into the following three levels:
–	Level 1: Inputs to the valuation methodology are quoted prices, unadjusted, for identical assets or liabilities in active markets. A quoted price in an active market provides the most reliable evidence of fair value and shall be used to measure fair value whenever available.

–	Level 2: Inputs to the valuation methodology include quoted prices for similar assets or liabilities in active markets; inputs to the valuation methodology include quoted prices for identical or similar assets or liabilities in markets that are not active; or inputs to the valuation methodology that are derived principally from or can be corroborated by observable market data by correlation or other means.

–	Level 3: Inputs to the valuation methodology are unobservable and significant to the fair value measurement. Level 3 assets and liabilities include financial instruments whose value is determined using discounted cash flow methodologies, as well as instruments for which the determination of fair value requires significant management judgment or estimation.
Investments at fair value include available for sale investments in listed GLG Funds. These investments are valued at the final Net Asset Value (“NAV”) as published by the relevant exchange.
In accordance with the fair value hierarchy described above, the following table shows the fair value of our financial assets and liabilities that are required to be measured at fair value as of March 31, 2008, which are classified as “Non- current assets”:

GLG PARTNERS, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED AND COMBINED
FINANCIAL STATEMENTS (Continued)
(US Dollars in thousands, except share and per share amounts)

Fair Value Measurements
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Assets

Available for sale investments	$92,115	—	$92,115	—

6. SHAREHOLDERS EQUITY
     The following transactions occurred in the common stock of the Company:

Three months ended
March 31, 2008
Number of shares
Common stock outstanding at December 31, 2007	244,730,988

Warrants exercised	2,147,939
Shares repurchased	(279,455)
Stock awarded under LTIP arrangements	949,655
Stock forfeited under share-based compensation arrangements	(110,000)

Common stock outstanding at March 31, 2008	247,439,127

On February 25, 2008 a dividend of $0.025 per share of common stock was declared payable on April 21, 2008 to holders of record on April 10, 2008. A dividend of $0.025 per share was also declared payable on April 21, 2008 to holders of the FA Sub 2 Limited Exchangeable Shares, who are entitled to dividends based on the number of shares of common stock of the Company into which the Exchangeable Shares are exchangeable. Total dividends of $7,717 have been provided.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          The following discussion should be read in conjunction with our combined and consolidated financial statements and the related notes (referred to as the “combined and consolidated financial statements”) included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and our audited combined and consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our amended Annual Report on Form 10-K/A for the year ended December 31, 2007. The information in this section contains forward-looking statements. Our actual results may differ significantly from the results suggested by these forward-looking statements and our historical results as a result of certain risks and uncertainties which are described in Risk Factors included in Part II, Item 1A of this Quarterly Report on Form 10-Q.
General
Our Business
          We are a leading alternative asset manager offering our clients a diverse range of investment products. Our primary business is to provide investment management advisory services for various investment funds and companies (the “GLG Funds”). We currently derive our revenues from management fees and administration fees based on the value of the assets in the GLG Funds and accounts we manage, and performance fees based on the performance of the GLG Funds and accounts managed by us. Substantially all of our assets under management, or AUM, are attributable to third-party investors, and the funds and accounts managed by us are not consolidated into our financial statements. As of March 31, 2008, our net AUM (net of assets invested in other funds managed by us) were approximately $24.6 billion, in line with net AUM as of December 31, 2007. As of March 31, 2008 our gross AUM (including assets invested in other funds managed by us) were approximately $29.1 billion, in line with gross AUM as of December 31, 2007.
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
          In this Management’s Discussion and Analysis of Financial Condition and Results of Operations, references to “GLG” are to the combined business of the GLG Entities prior to November 2, 2007, and references to “we”, “us, “our” and “the Company” are to the business of GLG Partners, Inc. and its subsidiaries from and after November 2, 2007.
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
     We have determined that we do not own a substantive, controlling interest in any of the investment funds we manage and that they are not variable interest entities in which we are the primary beneficiary. As a result, none of the GLG Funds are required to be consolidated into our financial statements. For all GLG Funds, a simple majority of the investors has the ability to remove us from our position as fund manager. The majority of the directors of the boards of the GLG Funds are independent directors.
Revenue Recognition
Performance Fees
     Performance fee rates are calculated as a percentage of investment gains less management and administration fees, subject to “high water marks” and, in the case of most long-only funds, four external funds of funds, or FoHF, and three single-manager alternative strategy funds, to performance hurdles, over a measurement period, generally six months. We have elected to adopt the preferred method of recording performance fee income, Method 1 of Emerging Issues Task Force (“EITF”) Topic D-96, “Accounting for Management Fees Based on a Formula” (“Method 1”). Under Method 1, we do not recognize performance fee revenues until the end of the measurement period when the amounts are contractually payable, or “crystallized”.
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

     We also have a limited partner profit share arrangement which remunerates certain individuals through distributions of profits from two of our subsidiaries, GLG Partners LP and GLG Partners Services LP, paid either to two limited liability partnerships in which those individuals are members or directly to those individuals who are members of the two subsidiaries. Through these partnership interests and under the terms of services agreements between the subsidiaries and the limited liability partnerships, these individuals are entitled to priority draws and an additional discretionary share of the profits earned by the subsidiaries. These partnership draws and profit share distributions are referred to as “limited partner profit shares” and are discussed further under “— Expenses —Compensation, Benefits and Limited Partner Profit Share” below. Charges related to the limited partner profit share arrangement are recognized as operating expenses as the related revenues are recognized and associated services provided.
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
     Following the Acquisition, profits repatriated back to the United States (e.g., in the form of dividends) are subject to U.S. taxation. As it is our intention to continue to pay dividends, we expect to repatriate some of our profits in this manner and we expect to experience U.S. taxation on those repatriated profits. In connection with the Acquisition, we recognized for U.S. income tax purposes the value of goodwill and certain other intangibles which we are amortizing and deducting for U.S. income tax purposes over a 15-year period. Depending on the amount of profits repatriated, this tax amortization deduction will effectively reduce U.S. tax expense on repatriated profits. Allocation of income among business activities and entities is subject to detailed and complex rules applied to facts and circumstances that generally are not readily determinable at the date financial statements are prepared. Accordingly, estimates are made of income allocations in computing financial statement effective tax rates that may differ from actual allocations determined when tax returns are prepared or after examination by tax authorities.
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
Net Revenues
     All fee revenues are presented in this Quarterly Report on Form 10-Q net of any applicable rebates or sub-administration fees.
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
Performance Fees
     Our gross performance fee rates are set as a percentage of fund performance, calculated as investment gains (both realized and unrealized), less management and administration fees, subject to “high water marks” and, in the case of most long-only funds, four external FoHFs and three single-manager alternative strategy funds, to performance hurdles. As a result, even when a GLG Fund has positive fund performance, we may not earn a performance fee due to negative fund performance in prior measurement periods and in some cases due to a failure to reach a hurdle rate. Performance fee rates vary depending on the product, as set forth in the table below (subject to fee treatment of fund-in-fund investments as described below):

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
Expenses
Compensation, Benefits and Limited Partner Profit Share
     To attract, retain and motivate the highest quality investment and other professionals, we provide significant remuneration through salary, discretionary bonuses, profit sharing and other benefits.
     The largest component of expenses is limited partner profit share and employee compensation and other benefits payable to our investment and other professionals. This includes significant fixed annual salary, limited partner profit share and other compensation based on individual, team and company performance and profitability.
     Beginning in mid-2006, GLG entered into partnership with a number of our key personnel in recognition of their importance in creating and maintaining the long-term value of our business. These individuals ceased to be employees and either became holders of direct or indirect limited partnership interests in the Acquired Companies or formed two limited liability partnerships through which they provided services to the Acquired Companies. Through these partnership interests, these key individuals are entitled to partnership draws as priority distributions, which are recognized in the period in which they are earned. There is an additional limited partner profit share distribution, which is recognized in the period in which the related revenues are recognized and associated services provided. This additional distribution represents a substantial majority of the limited partner profit share for the year and is typically paid at the beginning of the following year. Key personnel that are participants in the limited partner profit share arrangement do not receive any salaries or discretionary bonuses from us, except for the salary paid by GLG Partners, Inc. to our Chief Operating Officer.
     Under GAAP, limited partner profit share is treated as an operating expense.
     Following the Acquisition, and as required by SFAS 123(R), our GAAP employee compensation expense reflects share-based and other compensation recognized in respect of (a) the equity participation plan, (b) the 10,000,000 shares allocated for the benefit of employees, service providers and certain key personnel under the Restricted Stock Plan, (c) the agreement among the principals and trustees (collectively, the “Acquisition-related compensation expense”), and (d) dividends paid on unvested shares that are ultimately not expected to vest.
     Under GAAP, there is a charge to compensation expense for Acquisition-related compensation expense based on certain service conditions. However, management believes that this charge does not reflect our ongoing core business operations and compensation expense and excludes such amounts for purposes of assessing our ongoing core business performance. As a result of our view in respect of Acquisition-related compensation expense, we present the measure “non-GAAP compensation, benefits and profit share”, or non-GAAP CBP (which we previously referred to as non-GAAP limited partner profit share, compensation and benefits, or non-GAAP PSCB), which is a non-GAAP financial measure which reflects GAAP compensation, benefits and profit share adjusted to exclude Acquisition-related compensation expense described below under “— Acquisition-Related Compensation Expense”, to show the total cost of the services provided to us by both participants in the limited partner profit share arrangement and employees in relation to services rendered during the periods under consideration.
     The components of compensation, benefits and profit share are:
•	Base compensation — contractual compensation paid to employees in the form of base salary, which is expensed as incurred.

•	Variable compensation — payments that arise from the contractual entitlements of personnel to a fixed percentage of certain variable fee revenues attributable to such personnel with respect to GLG Funds and managed accounts. Variable compensation expense is recognized at the same time as the underlying fee revenue is crystallized, which may be monthly or semi-annually (on June 30 and December 31), depending on the fee revenue source.

•	Discretionary compensation — payments that are determined by the Company’s management in its sole discretion and are generally linked to performance. In determining such payments, the Company’s management considers, among other factors, the ratio of total discretionary compensation to total revenues; however, this ratio may vary between periods and, in particular, significant discretionary bonuses may still be paid in a period of low performance for retention and incentivization purposes. This discretionary compensation is paid to employees in the form of a discretionary cash bonus. Discretionary compensation is generally declared and paid following the end of each calendar year. However, the notional discretionary compensation charge is adjusted monthly based on the year-to-date profitability and revenues recognized on a year-to-date basis. As the majority of the GLG Funds crystallize their performance fees at June 30 and December 31, the majority of discretionary compensation expense crystallizes at year end and is typically paid in January following the year end.

•	Limited partner profit share — distributions of limited partner profit share under the limited partner profit share arrangement described below.
     The key personnel who are participants in the limited partner profit share arrangement provide services to us through two limited liability partnerships, Laurel Heights LLP and Lavender Heights LLP (the “LLPs”), which are limited partners in GLG Partners LP and GLG Partners Services LP, respectively. The amount of profits (or limited partner profit share) attributable to each of the LLPs is determined at our discretion based upon the profitability of our business and our view of the contribution to revenues and profitability from the services provided by each limited partnership during that period. These profit shares are recorded as operating expense matching the period in which the related revenues are recognized and associated services provided. A portion of the partnership distribution is advanced monthly as a draw against final determination of profit share. Once the final profit allocation is determined, typically in January following each year end, it will be paid to the LLPs, as limited partners, less any amounts paid as advance drawings during the year. See “— Allocation of Profit Shares to Individual Members of LLPs” below for a further discussion of the allocations. Other limited partners of GLG Partners Services LP who receive profit allocations include two investment professionals, Steven Roth and Greg Coffey (through Saffron Woods Corporation) who are not members of Lavender Heights LLP, but whose profit distributions from GLG Partners Services LP are determined in the same manner as the allocation of profit shares to individual members of the LLP described below and included in the limited partner profit measure, as described below. See “—Compensation, Benefits and Limited Partner Profit Share” above for a discussion of the change in our accounting for the limited partner profit share.
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
Acquisition-Related Compensation Expense
     Following the Acquisition, and as required by SFAS 123(R), our GAAP compensation, benefits and profit share expense reflects share-based and other compensation recognized in respect of (a) the equity participation plan (including with respect to the cash portion of the awards under the plan in the aggregate amounts of $104 million, $32 million and $13 million for the three 12-month periods beginning with the consummation of the Acquisition), (b) the 10,000,000 shares allocated for the benefit of employees, service providers and certain key personnel under the Restricted Stock Plan, (c) the agreement among the principals and trustees (collectively, the “Acquisition-related compensation expense”), and (d) dividends on unvested shares that are ultimately not expected to vest.
     Under GAAP, there is a charge to compensation expense for Acquisition-related compensation expense based on certain service conditions. However, management believes that this charge does not reflect our ongoing core business operations and compensation expense and excludes such amounts for purposes of assessing our ongoing core business performance. As a result, we present non-GAAP CBP (as discussed below) as excluding such Acquisition-related compensation expense.
     As a result of our view on the Acquisition-related compensation expense, we present the measure non-GAAP CBP, which is a non-GAAP financial measure used to calculate adjusted net income, as described below under “— Assessing Business Performance”, and which deducts Acquisition-related compensation expense from GAAP compensation, benefits and profit share expense, to show the total cost of the services provided to us by both participants in the limited partner profit share arrangement and employees in relation to services rendered during the periods under consideration.
General and Administrative
     Our non-personnel cost base represents the expenditure required to provide an effective investment infrastructure and marketing operation. Key elements of the cost base are, among other things, professional services fees, temporary and contract employees, travel, information technology and communications, business development, marketing, occupancy, facilities and insurance.
Assessing Business Performance
     As discussed above under “— Expenses —Compensation, Benefits and Limited Partner Profit Share”, we assess our personnel-related expenses based on the measure non-GAAP CBP. Non-GAAP CBP reflects GAAP compensation, benefits and partner profit expense, adjusted to exclude the Acquisition-related compensation expense described above under “— Expenses —Compensation, Benefits and Limited Partner Profit Share”.
     In addition, we assess the underlying performance of our business based on the measure “adjusted net income”, which adjusts GAAP net (loss) income before minority interest for Acquisition-related compensation expense and deducts the cumulative dividends accrued for the holders of FA Sub 2 Limited Exchangeable Shares. See “— Results of Operations — Adjusted Net Income” for this reconciliation for the periods presented.
     Non-GAAP CBP is not a measure of financial performance under GAAP and should not be considered as an alternative to GAAP compensation, benefits and profit share expense. Further, adjusted net income is not a measure of financial performance under GAAP and should not be considered as an alternative to GAAP net income as an indicator of our operating performance or any other measures of performance derived in accordance with GAAP. The non-GAAP financial measures we present may be different from non-GAAP financial measures used by other companies.
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
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS 160 is effective prospectively, except for certain retrospective disclosure requirements, for fiscal years beginning after December 15, 2008. This statement will be effective for the Company beginning in fiscal 2009. As described above, the primary impact of the statement will be the reclassification of minority interests from liabilities to stockholders’ equity and their re-labeling as “non-controlling interests”. In addition, presently under ARB No. 51, non-controlling interests only share in losses to the extent that they have available equity to absorb losses. Under SFAS 160, the non-controlling interests will fully share in losses as well as profits.
Assets Under Management
March 31, 2008 Compared to December 31, 2007 and March 31, 2007
Change in AUM between March 31, 2008, December 31, 2007 and March 31, 2007
(U.S. Dollars in millions)

	As of Mar 31,	As of Dec 31,	3-Month	As of Mar 31,	12-Month
	2008	2007	Change	2007	Change
Alternative strategy	$19,267	$18,833	$434	$11,200	$8,067
Long-only	4,254	4,774	(520)	3,882	372
Internal FoHF	2,233	2,318	(85)	1,404	829
External FoHF	651	598	52	575	76

Gross fund-based AUM	26,404	26,523	(119)	17,060	9,343

Managed accounts	2,385	2,357	28	1,398	987
Cash and other holdings	347	206	141	197	151

Gross AUM	29,136	29,086	50	18,655	10,481

Less: internal FoHF investments in GLG funds	(2,217)	(2,331)	113	(1,372)	(846)
Less: external FoHF investments in GLG funds	(51)	(53)	2	(53)	2
Less: external FoHF investments in GLG funds	(2,221)	(2,090)	(131)	(1,145)	(1,076)

Net AUM	$24,646	$24,612	$35	$16,085	$8,561

Quarterly average gross AUM	$29,111	$26,339		$18,126
Quarterly average net AUM	24,629	22,539		15,620

Opening net AUM	$24,612	$20,466		$15,154

Inflows (net of redemptions)	767	2,927		9
Net performance ((losses)/gains net of gains, losses and fees)	(1,549)	986		845
Currency translation impact	816	233		77

Closing net AUM	$24,646	$24,612		$16,085

     During the twelve months ended March 31, 2008, our gross AUM increased by $10.5 billion to $29.1 billion and net AUM increased by $8.6 billion to $24.6 billion. Such growth in net AUM was attributable to the following factors:
•	A general increase in demand for our fund and managed account products, which resulted in inflows (net of redemptions) of $6.8 billion, primarily attributable to:
•	Continued interest in our established investment fund products; and

•	Investor demand for our new investment funds launched since March 31, 2007;
•	Weakening of the U.S. dollar against other currencies in which our funds and accounts are denominated, resulting in foreign exchange movements of $1.7 billion, which were responsible for 20.3% of net AUM growth during the twelve months ended March 31, 2008.
     The ratio between net and gross AUM remain generally unchanged between the two dates, due to generally stable and consistent relative levels of fund-in-fund investments, with respect to both investments by our FoHF products in certain funds managed by us and investments by certain single-manager alternative strategy funds managed by us in other single-manager alternative strategy funds managed by us.
     During the three months ended March 31, 2008, our gross AUM increased by $0.05 billion to $29.1 billion and net AUM was level at approximately $24.6 billion. The minimal growth in net AUM was attributable to the following factors:
•	A general increase in demand for our fund and managed account products, which resulted in inflows (net of redemptions) of $0.8 billion, primarily attributable to:
•	Continued interest in our established investment fund products; and

•	Investor demand for our new investment funds launched during the quarter ended March 31, 2008;
•	Weakening of the U.S. dollar against other currencies in which our funds and accounts are denominated, resulting in foreign exchange movements of $0.8 billion during the three months ended March 31, 2008.
     At the same time, AUM growth was offset by negative fund and managed account performance during the three months ended March 31, 2008, resulting in performance losses (net of gains) of $1.5 billion.
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

Results of Operations
Combined and Consolidated GAAP Statement of Operations Information
(U.S. Dollars in thousands)

	Three Months Ended March 31,
	2008	2007
Net revenues and other income
Management fees, net	$98,756	$57,343
Performance fees, net	4,735	2,521
Administration fees, net	22,248	12,645
Other	5,641	498

Total net revenues and other income	131,380	73,007

Expenses
Employee compensation and benefits	(287,935)	(25,048)
Limited partner profit share	(25,104)	(6,453)

Compensation, benefits and profit share	(313,039)	(31,501)
General, administrative and other	(30,303)	(25,764)

Total expenses	(343,342)	(57,265)

(Loss) / income from operations	(211,962)	15,742

Net interest (expense) / income	(4,043)	1,475

(Loss) / Income before income taxes	(216,005)	17,217

Income taxes	(6,200)	(3,255)

(Loss) / Income before minority interests	(222,205)	13,962

Minority interests:
Share of (losses) / income	—	(210)
Cumulative dividends on Exchangeable Shares	(4,129)	—

Net (loss) / income attributable to common stockholders	$(226,334)	$13,752

Net Revenues and Other Income
Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007
Change in GAAP Net Revenues and Other Income between Three Months Ended March 31, 2008 and March 31, 2007
(U.S. Dollars in thousands)

	Three Months Ended March 31,
	2008	2007	Change
Net revenues and other income
Management fees, net	$98,756	$57,343	$41,413
Performance fees, net	4,735	2,521	2,214
Administration fees, net	22,248	12,645	9,603
Other	5,641	498	5,143

Total net revenues and other income	$131,380	$73,007	$58,373

Key ratios
Total net revenues and other income / average net AUM	0.5%	0.5%	0.0%

Management fees / average net AUM	0.4%	0.4%	0.0%

     Total net revenues and other income increased by $58.4 million, or 80.0%, to $131.4 million. This increase was driven by growth in all categories of fee revenue, especially in relation to management fees and administration fees.
     For each type of fee revenue, we use net fee yield as a measure of our fees generated for every dollar of our net AUM. The net management, performance and administration fee yield is equal to the management fees, performance fees or administration fees, respectively, divided by quarterly average net AUM for the applicable period.
     Management fees increased by $41.4 million, or 72.2%, to $98.8 million. This growth was driven by two main factors:
•	a 57.7% higher quarterly average net AUM balance between the periods which, at constant net management fee yield, resulted in an increase in management fees of $33.1 million, or 79.9% of the total increase in management fees; and

•	an increase in the net management fee yield from 0.37% to 0.40%, reflecting higher management fees per unit of AUM, which, when applied to the increased net AUM base, resulted in an increase in management fees of $8.3 million, or 20.1% of the total increase in management fees. The higher net management fee yield was attributable primarily to investors participating in GLG Funds and managed accounts with higher management fee rates.
     Performance fees increased by $2.2 million, or 87.8%, to $4.7 million. The majority of GLG Funds and accounts managed by GLG did not crystallize performance fees during the three-month periods presented and as a result, management believes performance fee revenue amounts are not indicative of the performance of GLG’s business during the periods presented.
     Net administration fees increased by $9.6 million, or 75.9%, to $22.2 million. This growth was driven by two main factors:

•	a 57.7% higher quarterly average net AUM balance between the periods which, at constant administration fee yield, resulted in an increase in administration fees of $7.3 million, or 75.9% of the total increase in administration fees; and

•	an increase in the net administration fee yield from 0.08% to 0.09% which, when applied to the increased net AUM base, resulted in an increase in administration fees of $2.3 million, or 24.1% of the total increase in administration fees. The higher net administration fee yield was attributable primarily to investors participating in GLG Funds and managed accounts with higher net administration fee rates.
     Other income increased by $5.1 million, or 1032.7%, to $5.6 million. This increase was primarily due to our holding non-U.S. dollar cash balances which appreciated in value against the U.S. dollar giving rise to certain foreign exchange gains reflected in “Other income”.
Expenses
Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007
Change in GAAP Expenses between Three Months Ended March 31, 2008 and March 31, 2007
(U.S. Dollars in thousands)

	Three Months Ended March 31,
	2008	2007	Change
Expenses
Employee compensation and benefits	$(287,935)	$(25,048)	$(262,887)
Limited partner profit share	(25,104)	(6,453)	(18,651)

Compensation, benefits and profit share	(313,039)	(31,501)	(281,538)
General, administrative and other	(30,303)	(25,764)	(4,539)

Total expenses	$(343,342)	$(57,265)	$(286,077)

Key ratios
Compensation, benefits and profit share / total GAAP net revenues and other income	238.3%	43.1%	195.1%
General, administrative and other / total GAAP net revenue and other income	23.1%	35.3%	(12.2%)

Total expenses / total GAAP net revenue and other income	261.3%	78.4%	182.9%

     Compensation, benefits and profit share increased by $281.5 million, or 894%, to $313.0 million. This increase was driven primarily by the following factors:
•	An increase in compensation attributable to the growth in our headcount as our operations grew; and

•	Acquisition-related compensation expense of $260.2 million.
     General, administrative and other expenses increased by $4.5 million, or 17.6%, to $30.3 million. This increase was mainly attributable to the significant growth in our business and scale of our operations, which led to an increase in operational costs.

Non-GAAP Expense Measures
     As discussed above under “— Assessing Business Performance”, we present a non-GAAP compensation, benefits, and profit share measure. The table below reconciles GAAP compensation, benefits and profit share to non-GAAP CBP for the periods presented.
Change in Non-GAAP Expenses between Three Months Ended March 31, 2008 and March 31, 2007
(U.S. Dollars in thousands)

	Three Months Ended March 31,
	2008	2007	Change
Non-GAAP expenses
GAAP compensation, benefits and profit share	$(313,039)	$(31,501)	$(281,538)
Add back: Acquisition-related compensation expense	260,155	—	260,155

Non-GAAP CBP	(52,884)	(31,501)	(21,383)

GAAP general, administrative and other	(30,303)	(25,764)	(4,539)

Non-GAAP total expenses	$(83,187)	$(57,265)	$(25,922)

Key ratios (based on non-GAAP measures)
Non-GAAP CBP / total GAAP net revenues and other income	40.3%	43.1%	(2.9%)
General, administrative and other / total GAAP net revenues and other income	23.1%	35.3%	(12.2%)

Non-GAAP total expenses / total GAAP net revenues and other income	63.3%	78.4%	(15.1%)

     Non-GAAP CBP increased by $21.4 million, or 67.9%, to $52.9 million. The increase was attributable to a $18.7 million increase in limited partner profit share.
Net Interest (Expense)/Income
Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007
Change in Net Interest (Expense) / Income between Three Months Ended March 31, 2008 and March 31, 2007
(U.S. Dollars in thousands)

	Three Months Ended March 31,
	2008	2007	Change
Interest income	$3,086	$1,675	$1,411
Interest expense	(7,129)	(200)	(6,929)

Net interest (expense) / income	$(4,043)	$1,475	$(5,518)

     Gross interest expense increased by $6.9 million to $7.1 million, driven by increased interest costs from our debt financing of $570 million in connection with the Acquisition. Gross interest income increased by $1.4 million to $3.1 million, attributable primarily to greater cash balances held during the three months ended March 31, 2008 compared to the three months ended March 31, 2007.
Income Tax
     We calculate our effective tax rate on profit before tax and certain non-tax deductible compensation expense. For the first three months of 2008, $260.2 million of our compensation expense related to acquisition-related share based compensation which is not tax deductible, compared to $0 for the first three months of 2007. Our profit before tax and before this expense was $44.1 million and $17.2 million for the first three months of 2008 and 2007, respectively. Our effective tax rate based on this measure was 14.0% and 18.9% for the first three months of 2008 and 2007, respectively. This is lower than the U.S. Federal rate of tax of 35.0% as our profits are predominantly earned in the United Kingdom and the Cayman Islands which apply lower rates of tax.
Minority Interests
     Minority interests increased by $3.9 million due to the cumulative dividend payments to holders of Exchangeable Shares reflecting our estimate of the net taxable income of FA Sub 2 Limited allocable to such holders multiplied by an assumed tax rate. For periods prior to the Acquisition, the minority interest only related to GLG Holdings Inc. and GLG Inc.
Adjusted Net Income
     As discussed above under “— Assessing Business Performance”, we present a non-GAAP adjusted net income measure. The table below reconciles net (loss)/income to adjusted net income for the periods presented.
Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007
Change in Non-GAAP Adjusted Net Income between Three Months Ended March 31, 2008 and March 31, 2007
(U.S. Dollars in thousands)

	Three Months Ended March 31,
	2008	2007	Change
Derivation of non-GAAP adjusted net income
GAAP net (loss)/income before minority interest	$(222,205)	$13,962	$(236,167)
Add: Acquisition-related compensation expense	260,155	—	260,155
Deduct: cumulative dividends	(4,129)	—	(4,129)

Non-GAAP adjusted net income	$33,821	$13,962	$19,859

     Adjusted net income increased by $19.9 million, or 142.2%, to $33.8 million. This increase was driven by an increase in revenue, partially offset by an increase in non-GAAP CBP.
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
     In February 2008, our board of directors approved the payment of a regular quarterly dividend of $0.025 per share beginning April 21, 2008. After the end of the fiscal year, the board will consider paying a special dividend based on annual profitability. Holders of FA Sub 2 Limited Exchangeable Shares are also entitled to dividends based on the number of shares of common stock into which the Exchangeable Shares are exchangeable. We expect to pay the regular quarterly dividends with net income, if any, retained earnings, if any, and additional paid in capital.
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
Operating Activities
     Our net cash provided by operating activities was $7.5 million during the quarter ended March 31, 2008 and $14.6 million during the quarter ended March 31, 2007. The decrease in net cash provided by operating activities in quarter ended March 31, 2008 compared to quarter ended March 31, 2007 was mainly attributable to an increase in compensation expense requiring greater cash payments of accrued compensation, benefits and profit share to employees and participants in limited partner profit share arrangements with respect to 2007.
Investing Activities
     Our net cash used in investing activities was $3.3 million and $2.0 million during the quarters ended March 31, 2008 and March 31, 2007, respectively.
     The increase in net cash used in investing activities during quarter ended March 31, 2008 compared to quarter ended March 31, 2007 relates primarily to the purchase price of GLG Holdings, Inc. and its subsidiary, GLG Inc., of $2.5 million. Other than this amount, these amounts primarily reflect the cash purchase of fixed assets to support our expanding headcount and infrastructure. We do not undertake material investing activities for our own account, and as a result, net cash used in investing activities is generally not significant in the context of our business. Additionally, the amount of net cash used in investing activities on a period-to-period basis may be strongly affected by the purchase of a particular fixed asset, thereby giving rise to a potentially volatile period-to-period net cash usage.
Financing Activities
     Our net cash used in financing activities was $138.7 million during the quarter ended March 31, 2008 and $137.6 million during the quarter ended March 31, 2007. For the quarter ended March 31, 2007, the amount reflects distributions made to the Principals and Trustees in the ordinary course of business. For the quarter ended March 31, 2008, the amount primarily reflects warrant and share repurchases, distributions to Principals and Trustees in connection with purchase price adjustments, and expenses relating to the Acquisition.
Off-Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
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
Impact on Management Fees
     Our management fees are based on the AUM of the various GLG Funds and accounts that we manage, and, as a result, are impacted by changes in market risk factors. These management fees will be increased or reduced in direct proportion to the impact of changes in market risk factors on AUM in the related GLG Funds and accounts managed by us. A 10% change in the fair values of all of the investments held by the GLG Funds and managed accounts as of March 31, 2008 would impact future net management fees in the following four fiscal quarters by an aggregate of $32.9 million, assuming that there is no subsequent change to the investments held by the GLG Funds and managed accounts in those four following fiscal quarters.
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
Market Risk
     The GLG Funds and accounts managed by us hold investments that are reported at fair value as of the reporting date. Our AUM is a measure of the estimated fair values of the investments in the GLG Funds and managed accounts. Our AUM will therefore increase (or decrease) in direct proportion to changes in the market value of the total investments across all of the GLG Funds and managed accounts. A 10% change in the fair values of all of the investments held by the GLG Funds and managed accounts as of March 31, 2008 would impact our gross AUM by $2.9 billion and net AUM by $2.5 billion as of such date. This change will consequently affect our management fees, performance fees and administration fees as described above.
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
Interest Rate Risk
     The GLG Funds and accounts managed by us hold positions in debt obligations and derivatives thereof, some of which accrue interest at variable rates and whose value is impacted by reference to changes in interest rates. Interest rate changes may therefore directly impact the AUM valuation of these GLG Funds and managed accounts, which may affect our management fees and performance fees as described above. Our long-term debt consists of our outstanding revolving and term loan credit facilities. Interest on the outstanding principal amounts is currently based on 1-month LIBOR plus the applicable margin (currently 1.25%), which is reset periodically and was 4.4% at March 31, 2008. A 10% change in the 1-month LIBOR would impact our interest expense by approximately $0.2 million for the 1-month period.

Item 4. Controls and Procedures
     Under the supervision and with the participation of our management, including our co-principal executive officers and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on this evaluation, our co-principal executive officers and our principal financial officer concluded that our disclosure controls and procedures were effective.
     Subsequent to filing our Annual Report on Form 10-K for the year ended December 31, 2007 on March 3, 2008, we identified misstatements in our 2006 and 2007 combined and consolidated financial statements in relation to limited partner profit share distributions and have restated those combined and consolidated financial statements in our amended Annual Report on Form 10-K/A for the year ended December 31, 2007 filed on April 22, 2008. We previously recognized elements of the limited partner profit share arrangement as distributions rather than as operating expenses. Our management has concluded that these misstatements resulted from a control deficiency that represented a material weakness in relation to our policies and procedures in respect of the application of GAAP in this area. This material weakness has been remediated through the establishment of applicable policies and procedures developed in relation to the restatement.
     Except as described above, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     On June 21, 2007, the Autorité des Marchés Financiers (“AMF”), the French securities regulator, imposed a fine of €1.5 million ($2.0 million) against us in connection with our trading in the shares of Vivendi Universal S.A. (“Vivendi”) based on confidential information prior to a November 14, 2002 issuance of Vivendi notes which are mandatorily redeemable for Vivendi convertible securities. We have appealed this decision.
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
     We are also subject to various claims and assessments and regulatory inquiries and investigations in the normal course of our business. While it is not possible at this time to predict the outcome of any legal and regulatory proceedings with certainty and while some investigations, lawsuits, claims or proceedings may be disposed of unfavorably to us, based on our evaluation of matters that are pending or asserted our management believes the disposition of such matters will not have a material adverse effect on our business, financial condition or results of operations. An unfavorable ruling could include money damages or injunctive relief
Item 1A. Risk Factors
     Information about our most significant risk factors is contained in Item 1A of our amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2007. We believe that at March 31, 2008 there has been no material change to this information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share and Warrant Repurchases
     The table below sets forth information with respect to purchases made by or on behalf of the Company of outstanding warrants to purchase Company common stock during the three months ended March 31, 2008:

				Maximum
			Total Number	Approx. Dollar
			of Warrants	Value of
			Purchased as	Warrants that
			Part of Publicly	may yet be
	Total Number of	Average Price	Announced	Purchase Under
	Warrants	Paid Per	Plans or	the Plans or
Period	Repurchased (1)	Warrant (2)	Programs	Programs (3)
January 1-31, 2008	5,500,000	$5.73	5,500,000	$24,757,832
February 1-29, 2008	1,500,000	5.11	1,500,000	117,092,832
March 1-31, 2008	—	—	—	117,092,832

Total	7,000,000		7,000,000

(1)	All of the warrants purchased during the quarter ended December 31, 2007 were acquired pursuant to the repurchase program described in (3) below.

(2)	Average price per warrant includes brokerage commissions.

(3)	On November 2, 2007, we initiated a $100.0 million repurchase program for shares of our common stock and warrants to purchase common stock approved by our Board of Directors effective through May 2, 2008. On February 4, 2008, the Board of Directors approved our repurchase of up to $100.0 million additional shares of common stock and warrants through August 31, 2008. Our repurchase programs allow management to repurchase shares and warrants at its discretion.
     On February 8, 2008, the Company repurchased an aggregate of 279,455 shares of common stock from the certain grantees under the 2007 Restricted Stock Plan in connection with the vesting of awards of restricted stock at a price of $12.37 per share. The shares were repurchased from employees of the Company in order to satisfy tax withholding obligations arising from the vesting of the awards.

Item 6. Exhibits

Exhibit No.	Description

2.2	Amendment No. 1, dated as of March 4, 2008, to the Purchase Agreement, dated as of June 22, 2007, among the Company, Noam Gottesman (as Sellers’ Representative) and Jared Bluestein (as Buyers’ Representative).

10.1	Employment Agreement executed as of January 9, 2008, effective March 18, 2008, between the Company and Jeffrey M. Rojek.

10.2.1	Form of Indemnification Agreement between the Company and its directors, officers, employees and agents, filed as Exhibit 10.1.1 to the Company’s Current Report on Form 8-K (File No. 001-33217), is incorporated herein by reference.

10.2.2	Schedule identifying directors and executive officers party to agreements substantially identical to the Form of Indemnification Agreement constituting Exhibit 10.2.1 to this Quarterly Report on Form 10-Q.

10.3*	Letter Agreement dated as of January 29, 2008, between the Company and Alejandro San Miguel with respect to the Restricted Stock Award Agreement dated November 5, 2007 between the Company and Mr. San Miguel.

31.1	Certification of Periodic Report by the Co-Chief Executive Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act.

31.2	Certification of Periodic Report by the Co-Chief Executive Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act.

31.3	Certification of Periodic Report by the Chief Financial Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act.

32.1	Certification of Periodic Report by the Co-Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Periodic Report by the Co-Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.3	Certification of Periodic Report by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

*	Portions of this exhibit have been omitted and filed separately with the Office of the Secretary of the Securities and Exchange Commission pursuant to a confidential treatment request.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLG PARTNERS, INC. (Registrant)
Date: May 9, 2008	By:	/s/ Noam Gottesman
		Name:	Noam Gottesman
		Title:	Chairman of the Board and Co-Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description

2.2	Amendment No. 1, dated as of March 4, 2008, to the Purchase Agreement, dated as of June 22, 2007, among the Company, Noam Gottesman (as Sellers’ Representative) and Jared Bluestein (as Buyers’ Representative).

10.1	Employment Agreement executed as of January 9, 2008, effective March 18, 2008, between the Company and Jeffrey M. Rojek.

10.2.1	Form of Indemnification Agreement between the Company and its directors, officers, and certain of its employees and agents, filed as Exhibit 10.1.1 to the Company’s Current Report on Form 8-K (File No. 001-33217), is incorporated herein by reference.

10.2.2	Schedule identifying directors and executive officers party to agreements substantially identical to the Form of Indemnification Agreement constituting Exhibit 10.2.1 to this Quarterly Report on Form 10-Q.

10.3*	Letter Agreement dated as of January 29, 2008, between the Company and Alejandro San Miguel with respect to the Restricted Stock Award Agreement dated November 5, 2007 between the Company and Mr. San Miguel.

31.1	Certification of Periodic Report by the Co-Chief Executive Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act.

31.2	Certification of Periodic Report by the Co-Chief Executive Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act.

31.3	Certification of Periodic Report by the Chief Financial Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act.

32.1	Certification of Periodic Report by the Co-Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Periodic Report by the Co-Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.3	Certification of Periodic Report by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

*	Portions of this exhibit have been omitted and filed separately with the Office of the Secretary of the Securities and Exchange Commission pursuant to a confidential treatment request.