Form 10-Q
period 2008-06-30
GLG Partners, Inc.
filed 2008-08-08
CIK 1365790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from                      to
Commission File Number: 001-33217
GLG PARTNERS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-5009693 (I.R.S. Employer Identification No.)
399 Park Avenue, 38th Floor
New York, New York 10022
(Address of principal executive offices) (Zip code)
(212) 224-7200
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 10, 2008, there were 245,665,752 shares of the registrant’s common stock outstanding.

FORWARD-LOOKING STATEMENTS
          In addition to historical information, this Quarterly Report on Form 10-Q contains statements relating to our future results (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and are subject to the “safe harbor” created by such sections. Our actual results may differ materially from those projected as a result of certain risks and uncertainties. Our forward-looking statements include, but are not limited to, statements regarding our expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.
The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us and speak only as of the date of such statement. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under Item 1A, “Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2007 and the following:
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

GLG PARTNERS, INC.
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GLG PARTNERS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(US dollars in thousands, except share and per share amounts)

	As of	As of
	June 30,	December 31,
	2008	2007
ASSETS
Current Assets
Cash and cash equivalents	$285,449	$429,422
Restricted cash	24,231	24,066
Fees receivable	129,058	389,777
Prepaid expenses and other assets	37,666	35,685

Total Current Assets	476,404	878,950
Non-Current Assets
Investments at fair value	92,117	96,108
Goodwill	587	—
Property and equipment	11,873	9,079

Total Non-Current Assets	104,577	105,187

Total Assets	$580,981	$984,137

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Rebates and sub-administration fees payable	$28,275	$25,543
Accrued compensation, benefits and profit share	168,633	467,887
Income taxes payable	24,501	37,464
Distributions payable	113,088	78,093
Accounts payable and other accruals	35,086	33,288
Other liabilities	26,870	16,092

Total Current Liabilities	396,453	658,367

Non-Current Liabilities
Loan payable	535,000	570,000
Minority interest	—	1,911

Total Non-Current Liabilities	535,000	571,911

Total Liabilities	931,453	1,230,278

Stockholders’ Equity
Stockholders’ Equity
Common stock, $.0001 par value; 1,000,000,000 authorized, 245,680,752 issued and outstanding (Dec. 31, 2007: 244,730,988 issued and outstanding), including 25,382,500 (Dec. 31, 2007: 25,382,500) shares of Treasury stock held by a subsidiary	25	24
Series A voting preferred stock, $.0001 par value; 150,000,000 authorized, 58,904,993 issued and outstanding (Dec. 31, 2007: 58,904,993 issued and outstanding)	6	6
Additional paid in capital	925,890	575,589
Treasury stock	(347,740)	(347,740)
Accumulated other comprehensive income	(1,395)	3,477
Accumulated deficit	(927,258)	(477,497)

Total Stockholders’ Equity	(350,472)	(246,141)

Total Liabilities and Stockholders’ Equity	$580,981	$984,137

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLG PARTNERS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED AND COMBINED
STATEMENTS OF OPERATIONS
(US dollars in thousands, except per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Net revenues and other income
Management fees, net	$90,600	$62,991	$189,356	$120,334
Performance fees, net	78,194	340,512	82,929	343,032
Administration fees, net	20,449	14,036	42,697	26,680
Other income/(loss)	(433)	471	5,208	970

Total net revenues and other income	188,810	418,010	320,190	491,016

Expenses
Employee compensation and benefits	(180,577)	(56,518)	(468,512)	(81,566)
Limited partner profit share	(56,126)	(184,047)	(81,230)	(190,500)

Compensation, benefits and profit share	(236,703)	(240,565)	(549,742)	(272,066)
General, administrative and other	(30,230)	(27,979)	(60,533)	(53,743)

Total expenses	(266,933)	(268,544)	(610,275)	(325,809)

(Loss)/income from operations	(78,123)	149,466	(290,085)	165,207
Interest income	1,555	372	4,641	2,051
Interest expense	(5,637)	(201)	(12,766)	(404)

(Loss)/income before income taxes	(82,205)	149,637	(298,210)	166,854
Income taxes	(3,296)	(25,031)	(9,496)	(28,286)

(Loss)/income before minority interests	(85,501)	124,606	(307,706)	138,568
Minority interests:
Share of income	—	(195)	—	(406)
Exchangeable Shares dividend (note 8)	(2,945)	—	(2,945)	—
Cumulative dividends	(5,169)	—	(9,298)	—

Net (loss)/income attributable to common stockholders	$(93,615)	$124,411	$(319,949)	$138,162

Net (loss)/income per share — basic	$(0.44)	$0.92	$(1.51)	$1.02
Weighted average common stock outstanding — basic (in thousands)	211,454	135,712	211,327	135,712

Net (loss)/income per share — diluted	$(0.44)	$0.64	$(1.51)	$0.71
Weighted average common stock outstanding — diluted (in thousands)	211,454	194,617	211,327	194,617
The accompanying notes are an integral part of these unaudited condensed consolidated and combined financial statements.

GLG PARTNERS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED
STATEMENTS OF STOCKHOLDERS’ EQUITY
(US dollars in thousands)

					Accumulated
				Additional	Other		Total
	Preferred	Common	Treasury	Paid-In	Comprehensive	Accumulated	Stockholders’
	Stock	Stock	Stock	Capital	Income/(Loss)	Deficit	Equity
Balance as of January 1, 2008	$6	$24	$(347,740)	$575,589	$3,477	$(477,497)	$(246,141)
Comprehensive income:
Net loss attributable to common stockholders	—	—	—	—	—	(319,949)	(319,949)
Unrealized losses on available for sale equity investments	—	—	—	—	(3,944)	—	(3,944)
Fair value movements on cash flow hedges	—	—	—	—	(794)	—	(794)
Foreign currency translation (zero tax applicable)	—	—	—	—	(134)	—	(134)

Total comprehensive loss							(324,821)

Recapitalization	—	—	—	(308)	—	—	(308)
Share-based compensation	—	—	—	389,518	—	—	389,518
Warrant exercises	—	1	—	2,567	—	—	2,568
Warrants repurchased	—	—	—	(37,582)	—	—	(37,582)
Shares repurchased	—	—	—	(3,987)	—	—	(3,987)
Capital contributions	—	—	—	93	—	—	93
Dividends declared	—	—	—	—	—	(11,812)	(11,812)
Distributions to former GLG owners	—	—	—	—	—	(118,000)	(118,000)

Balance as of June 30, 2008	$6	$25	$(347,740)	$925,890	$(1,395)	$(927,258)	$(350,472)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLG PARTNERS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED AND COMBINED
STATEMENTS OF CASH FLOWS
(US dollars in thousands)

	Six months ended June 30,
	2008	2007
Cash Flows From Operating Activities
Net (loss)/income attributable to common stockholders	$(319,949)	$138,162
Adjustments to reconcile net (loss)/income attributable to common stockholders to net cash provided by operating activities:
Minority interests	—	406
Depreciation	1,215	855
Foreign exchange gains on investments	46	48
Share based compensation	389,946	—
Cash flows due to change in:
Fees receivable	260,719	(128,194)
Prepaid expenses and other assets	(1,981)	(1,474)
Rebates and sub-administration fees payable	2,732	7,001
Accrued compensation, benefits and profit share	(299,254)	(72,349)
Income taxes payable	(12,963)	4,036
Distributions payable	12,289	61,383
Accounts payable and other accruals	1,798	(3,328)
Other liabilities	9,985	(1,446)

Net cash provided by operating activities	44,583	5,100

Cash Flows From Investing Activities
Investment in subsidiary	(2,500)	—
Transfer to restricted cash	(165)	—
Purchase of property and equipment	(4,009)	(3,714)

Net cash used in investing activities	(6,674)	(3,714)

Cash Flows From Financing Activities
Loan repayment	(35,000)	—
Warrant exercises	2,568	—
Warrant repurchases	(37,582)	—
Share repurchases	(3,987)	—
Capital contributions	93	(2)
Dividends paid	(7,532)	—
Acquisition related transaction costs	(308)	—
Distributions to former GLG owners	(100,000)	(145,069)

Net cash used in financing activities	(181,748)	(145,071)

Net decrease in cash and cash equivalents	(143,839)	(143,685)
Effect of foreign currency translation on cash	(134)	805
Cash and cash equivalents at beginning of period	429,422	273,148

Cash and cash equivalents at end of period	$285,449	$130,268

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
These unaudited condensed consolidated and combined financial statements should be read in conjunction with the consolidated and combined financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007.
The unaudited consolidated and combined financial statements are presented in US Dollars ($) and prepared under US GAAP. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations and cash flows of the Company have been included. The consolidated and combined financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated.
The Company operates in one business segment, the management of global funds and accounts.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of combination and consolidation
Upon consummation of the Acquisition, the GLG entities became subsidiaries of the Company and from that date the financial statements have been prepared on a consolidated basis and consolidate those entities over which the legal parent, the Company, has control over significant operating, financial or investing decisions. Prior to the Acquisition and for all comparative periods, the combined financial statements presented are those of the accounting acquirer, GLG. The combined financial statements of GLG combine those entities in which the principals of GLG, Noam Gottesman, Pierre Lagrange and Emmanuel Roman (the “Principals”), and the trustees of their respective trusts (the “Trustees”) had control over significant operating, financial or investing decisions. Equity balances have been retroactively restated to conform to the capital structure of the legal acquirer, the Company.
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
The Company consolidated GLG Holdings Inc. and GLG Inc. pursuant to the requirements of FASB Interpretation No. 46, Consolidation of Variable Interest Entities, since they were variable interest entities and the Company was the Primary Beneficiary. GLG Holdings Inc. is the holding company (and acts solely as a holding company) for GLG Inc., a dedicated research and administrative services provider based in New York. GLG Inc. provides dedicated research and administrative services to GLG Partners LP with respect to GLG’s U.S. focused investment strategies. The combined and consolidated assets of GLG Holdings Inc. and GLG Inc. were $11,774 as at December 31, 2007.
GLG Holdings Inc. funded the acquisition of GLG Inc. with promissory notes now held by GLG Partners Services LP. GLG Inc. issued additional promissory notes now held by GLG Partners Services LP to fund its operations. The promissory notes issued by GLG Holdings Inc. are secured by the pledge of 100% of the issued and outstanding share capital of GLG Inc. in favor of GLG Partner Services LP pursuant to a pledge agreement. Creditors of GLG Holdings Inc. and GLG Inc. do not have any recourse against other GLG entities.
Minority interest in respect of these entities relates to their entire equity and retained earnings, in which GLG does not hold any economic interest.
FA Sub 2 Limited Exchangeable Shares
Upon consummation of the Acquisition, Noam Gottesman and the trustee of the Gottesman GLG Trust received, in exchange for their interests in GLG entities, in total 58,904,993 exchangeable Class B ordinary shares of FA Sub 2 Limited (the “Exchangeable Shares”) and 58,904,993 shares of our Series A voting preferred stock (the “Series A preferred stock”), in addition to their proportionate share of the cash consideration.
The Exchangeable Shares are exchangeable for an equal number of shares of the Company’s common stock at any time for zero consideration at the holder’s option. Upon exchange of the Exchangeable Shares, an equivalent number of shares of the Company’s Series A preferred stock will be concurrently redeemed. The shares of Series A preferred stock are entitled to one vote per share and to vote with the common stockholders as a single class but have no economic rights. The Exchangeable Shares carry dividend but no voting rights except with respect to certain limited matters which will require the majority vote or written consent of the holders. The combined ownership of the Exchangeable Shares and the Series A preferred stock provides the holders with voting rights equivalent to those of the Company’s common stockholders.
The dividend rights of the Exchangeable Shares are such that the holders will receive an equivalent dividend to dividends paid to the common stockholders (“Exchangeable Shares dividend”). The Exchangeable Shares dividend is presented as an expense within minority interest in the combined and consolidated statements of operations. In addition, the holders of the Exchangeable Shares will receive a cumulative dividend based on the Company’s estimate of the net taxable income of FA Sub 2 Limited allocable to such holders multiplied by an assumed tax rate of 43.783%. The cumulative dividend rights of the holders of the Exchangeable Shares are in excess of those of the Company’s common stockholders, and these rights are presented as an expense within minority interest in the combined and consolidated statements of operations.

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
In certain cases, the Company may rebate a portion of its gross management and performance fees in order to compensate third-party institutional distributors for marketing its products and, in a limited number of cases, in order to incentivize clients to invest in funds managed by the Company. Such arrangements are generally priced at a portion of the Company’s management and performance fees paid by the fund. The Company accounts for rebates in accordance with EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent (“EITF 99-19”), and has recorded its revenues net of rebates. In addition, most funds managed by the Company have share classes with distribution fees that are paid to third party institutional distributors.
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
Where a single-manager alternative strategy fund or internal Fund of Hedge Funds (“FoHF”) managed by the Company invests in an underlying single-manager alternative strategy fund managed by the Company, the “investing fund” is the top-level GLG Fund into which a client invests and the “investee fund” is the underlying GLG Fund into which the investing fund allocates funds for investment. When one of the single-manager alternative strategy funds or internal FoHFs managed by the Company invests in an underlying single-manager alternative strategy fund managed by the Company:
•	management fees are charged at the investee fund level, except in the case of (1) an investment by the GLG Emerging Markets Fund in the GLG Emerging Markets (Special Assets) Fund where management fees are charged only at the investing fund level and (2) the GLG Multi Strategy Fund where fees are charged at both the investee and investing fund levels;

•	performance fees are charged at the investee fund level, except in the case of (1) an investment by the GLG Emerging Markets Fund in the GLG Emerging Markets (Special Assets) Fund where performance fees are charged only at the investing fund level and (2) the GLG Global Aggressive Fund where fees are charged at both the investee and investing fund levels, to the extent, if any, that the

GLG PARTNERS, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED AND COMBINED
FINANCIAL STATEMENTS (Continued)
(US Dollars in thousands, except share and per share amounts)
performance fee charged at the investing fund is greater than the performance fee charged at the investee fund level; and

•	administration fees are charged at both the investing and investee fund levels.
Due to the impact of foreign currency exposures on management and performance fees, the Company has elected to utilize cash flow hedge accounting to hedge a portion of its anticipated foreign currency denominated revenue. The effective portion of the hedge is recorded as a component of other comprehensive income and is released into management or performance fee income, respectively, when the hedged revenues impact the income statement. The ineffective portion of the hedge is recorded each period as derivative gain or loss in other income or other expense, respectively. See “–Derivatives and Hedging” for a further discussion of the Company’s foreign exchange hedging activities.
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
Limited Partner Profit Share
The key personnel who are participants in the limited partner profit share arrangement provide services to the Company through two limited liability partnerships, Laurel Heights LLP and Lavender Heights LLP (the “LLPs”), which are limited partners in GLG Partners LP and GLG Partners Services LP, respectively. The amount of profits (or limited partner profit share) attributable to each of the LLPs is determined at the Company’s discretion based upon the profitability of the Company’s business and the Company’s view of the contribution to revenues and profitability from the services provided by each limited partnership during that period. These profit shares are recorded as operating expense matching the period in which the related revenues are recognized and associated services are provided. A portion of the partnership distribution is advanced monthly as a draw against final determination of profit share. Once the final profit allocation is determined, typically in January following each year end, it will be paid to the LLPs, as limited partners, less any amounts paid as advance drawings during the year. In addition, as shares of restricted stock awarded under the Company’s 2007 Restricted Stock Plan (the “Restricted Stock Plan”) or 2007 Long-Term Incentive Plan (the “LTIP”) to members of the LLPs vest or as the Company pays cash dividends on the unvested shares of restricted stock awarded under these plans to members of the LLPs, the limited partnerships allocate additional profits to the LLPs sufficient for the LLP to acquire from the Company the shares that are vesting or to pay the relevant dividend. These additional profit shares are recorded as operating

GLG PARTNERS, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED AND COMBINED
FINANCIAL STATEMENTS (Continued)
(US Dollars in thousands, except share and per share amounts)
expense in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS No. 123(R)”). Other limited partners of GLG Partners Services LP who receive profit allocations include two investment professionals, who are not members of Lavender Heights LLP, but whose profit distributions from GLG Partners Services LP are determined in the same manner as the allocation of profit shares to individual members of the LLP and included in the limited partner profit share measure, as described below.
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
Derivatives and Hedging
The Company is exposed to foreign exchange risks relating to performance and management fees denominated in foreign currencies. Forward foreign exchange contracts on various foreign currencies are entered into to manage those risks. These contracts are designated as cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, with changes in fair value attributable to changes in the relevant spot rates recorded in other comprehensive income and reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. Changes in the fair value of the hedge attributable to the spot-forward differential are recorded directly in the income statement.
For those derivatives that are designated as hedges and for which hedge accounting is desired, the hedging relationship is formally designated and documented at its inception. The document identifies the risk management objective and strategy for undertaking the hedge, the hedging instrument, the hedged item or transaction, the nature of risk being hedged and how effectiveness will be measured throughout its duration. Such hedges are expected at inception to be highly effective in offsetting changes in cash flows and are assessed on an ongoing basis to determine that they actually have been highly effective throughout the reporting period for which they were designated.
The Company has hedged €9,300,000 of June 2008 performance fee receivables and €40,000,000 of monthly management fee receivables from June to November 2008 with a final settlement date of December 10, 2008.
Recent Accounting Pronouncements
On March 19, 2008 the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The Company has elected to adopt SFAS No. 161 early effective as of January 1, 2008. Adoption of SFAS No. 161 has not had a material impact on the Company’s results of operations and financial condition.
SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which became effective for the Company on January 1, 2008, established a framework for measuring fair value, while expanding fair value measurement disclosures.

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
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 states that the accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective prospectively, except for certain retrospective disclosure requirements, for fiscal years beginning after December 15, 2008. This statement will be effective for the Company beginning in fiscal 2009. As described above, the primary impact of the statement will be the reclassification of minority interests from liabilities to stockholders’ equity and their re-labeling as “noncontrolling interests”. In addition, presently under ARB No. 51, noncontrolling interests only share in losses to the extent that they have available equity to absorb losses. Under SFAS No. 160, the noncontrolling interests will fully share in losses as well as profits.
Net Income per share of Common Stock
The Company calculates net income per share of common stock in accordance with SFAS No. 128, Earnings Per Share. Basic and diluted net income per common stock was determined by dividing net income applicable to common stockholders by the weighted-average number of shares of common stock outstanding during the period.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net (loss)/income applicable to common stockholders	$(93,615)	$124,411	$(319,949)	$138,162
Weighted-average common stock outstanding (in thousands) — basic	211,454	135,712	211,327	135,712
Net (loss)/income per share applicable to common stockholders — basic	$(0.44)	$0.92	$(1.51)	$1.02

Weighted-average common stock outstanding (in thousands) — diluted	211,454	194,617	211,327	194,617
Net (loss)/income per share applicable to common stockholders — diluted	$(0.44)	$0.64	$(1.51)	$0.71
Reconciliation of weighted-average common stock outstanding — basic to weighted-average common stock outstanding — diluted:
Weighted-average common stock outstanding — basic (in thousands)	211,454	135,712	211,327	135,712
FA Sub 2 Limited Exchangeable Shares	—	58,905	—	58,905

Weighted-average common stock outstanding — diluted (in thousands)	211,454	194,617	211,327	194,617

GLG PARTNERS, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED AND COMBINED
FINANCIAL STATEMENTS (Continued)
(US Dollars in thousands, except share and per share amounts)
The following common stock equivalents have been excluded from the computation of weighted-average stock outstanding as of June 30, 2008 and 2007 as they would have been anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Common stock held in Treasury	25,382	25,382	25,382	25,382
FA Sub 2 Limited Exchangeable Shares	58,905	—	58,905	—
Common stock awarded in connection with share-based compensation arrangements	8,882	6,397	8,882	6,397
Public stockholders’ warrants	32,985	—	32,985	—
Co-investment warrants	5,000	—	5,000	—
Sponsors’ warrants	4,500	—	4,500	—

	135,654	31,779	135,654	31,779

In addition, 12,000 founders’ warrants have not been included in the computation of weighted-average stock outstanding as of June 30, 2008 and 2007, because they are only exercisable in the event that the last sale price of the Company’s common stock equals or exceeds $14.25 per share for any 20 trading days within a 30-trading day period, and to do so would have been anti-dilutive.
3. COMMITMENTS AND CONTINGENCIES
The Company, in the ordinary course of business, responds to a variety of regulatory inquiries. The Company and its subsidiaries are involved in the following regulatory investigations among others:
On January 25, 2008, the Autorité des Marchés Financiers (“AMF”) notified the Company of proceedings relating to GLG’s trading in the shares of Infogrames Entertainment (“Infogrames”) on February 8 and 9, 2006, prior to the issuance by Infogrames on February 9, 2006 of a press release announcing poor financial results. The AMF’s decision to initiate an investigation into GLG’s trades in Infogrames was based on a November 19, 2007 report prepared by the AMF’s Department of Market Investigation and Supervision (the “Infogrames Report”). According to the Infogrames Report, the trades challenged by the AMF generated an unrealized capital gain for GLG as of the opening on February 10, 2006 of €179,000. The AMF investigation relates solely to the conduct of a former employee; however, the Company was named as the respondent. If sustained, the charge against the Company could give rise to an administrative fine under French securities laws. The Company filed its response to the Infogrames Report on May 23, 2008.
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
4. INCOME TAXES
The Company calculates its effective tax rate on profit before tax and certain non-tax deductible compensation expense. For the first six months of 2008, $400.5 million of the Company’s compensation expense related to acquisition-related share based compensation, $360.6 million of which is not tax deductible, compared to $0 for the first six months of 2007. The Company’s profit before tax and before this expense was $62.4 million and $166.9 million for the first six months of 2008 and 2007, respectively. The Company’s effective tax rate based on this measure was 15.2% and 17.0% for the first six months of 2008 and 2007, respectively. This is lower than the U.S. Federal rate of

GLG PARTNERS, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED AND COMBINED
FINANCIAL STATEMENTS (Continued)
(US Dollars in thousands, except share and per share amounts)
tax of 35.0% as the Company’s profits are predominantly earned in the United Kingdom and the Cayman Islands which apply lower rates of tax.
5. FAIR VALUES OF FINANCIAL INSTRUMENTS
SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 establishes a fair value hierarchy that prioritizes the use of inputs used in valuation methodologies into the following three levels:
•	Level 1: Inputs to the valuation methodology are quoted prices, unadjusted, for identical assets or liabilities in active markets. A quoted price in an active market provides the most reliable evidence of fair value and shall be used to measure fair value whenever available.

•	Level 2: Inputs to the valuation methodology include quoted prices for similar assets or liabilities in active markets; inputs to the valuation methodology include quoted prices for identical or similar assets or liabilities in markets that are not active; or inputs to the valuation methodology that are derived principally from or can be corroborated by observable market data by correlation or other means.

•	Level 3: Inputs to the valuation methodology are unobservable and significant to the fair value measurement. Level 3 assets and liabilities include financial instruments whose value is determined using discounted cash flow methodologies, as well as instruments for which the determination of fair value requires significant management judgment or estimation.
Investments at fair value include available for sale investments in listed GLG Funds. These investments are valued at the final Net Asset Value (“NAV”) as published by the relevant exchange. Other liabilities include fair value of foreign exchange derivatives, which are valued at quoted forward prices from foreign exchange counterparties and discounted to present value using prevailing risk free rates for the Company’s functional currency.
In accordance with the fair value hierarchy described above, the following table shows the fair value of our financial assets and liabilities that are required to be measured at fair value as of June 30, 2008, which are classified as “Non- current assets”:

Fair Value Measurements
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Assets
Available for sale investments	$92,117	—	$92,117	—

Other liabilities (financial derivatives)	$(1,210)	—	$(1,210)	—

6. SHARE BASED COMPENSATION
The Company has assumed from April 1, 2008 a forfeiture rate of 10% per annum for restricted stock awards under the Restricted Stock Plan and the LTIP and share awards under the equity participation plan. Shares subject to the agreement among the principals and trustees continue to carry a zero forfeiture rate estimate. The impact of the change in forfeiture assumptions was not material in the quarter ended June 30, 2008.
During the quarter ended June 30, 2008, 12,828,384 shares were forfeited, of which 12,671,384 shares remain as treasury stock held by two subsidiary limited partnerships (and are included in the Company’s total common share count as issued and outstanding) and 157,000

GLG PARTNERS, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED AND COMBINED
FINANCIAL STATEMENTS (Continued)
(US Dollars in thousands, except share and per share amounts)
shares were returned to the Company and cancelled. The forfeitures resulted in a reversal of previously recognized compensation expense of $41,811.
7. DERIVATIVE FINANCIAL INSTRUMENTS
For the quarter ended 30 June, 2008, the fair value of financial instruments has been recorded as follows:

Three months ended
June 30, 2008

Balance Sheet
Fair Value of Derivative Financial Instruments — designated in a cash flow hedge relationship	$(1,210)

Total Fair Value of Derivative Financial Instruments (included in Other Liabilities)	(1,210)

Fair values are allocated as follows:

Statement of Changes in Equity:
Loss recorded in other comprehensive income in period — cash flow hedges	(1,162)
Loss reclassified from other comprehensive income to income	368

Total loss carried forward in Other Comprehensive Income	(794)

Statement of Operations:
Reduction in Management Fees	(148)
Reduction in Performance Fees	(220)

Total losses reclassified to income	(368)
Reduction in Other income (excluded from effectiveness assessment)	(48)

Total impact on Statement of Operations	(416)

Total impact on Comprehensive Income	$(1,210)

8. SHAREHOLDERS EQUITY
     The following transactions occurred in the common stock of the Company:

Six months ended
June 30, 2008
Number of shares
Common stock outstanding at December 31, 2007	244,730,988

Warrants exercised	2,147,939
Shares repurchased	(344,355)
Stock awarded under LTIP arrangements	958,680
Stock forfeited and cancelled under share-based compensation arrangements	(267,000)
Cancellation and replacement of stock previously issued under share-based compensation arrangements with equivalent restricted stock obligations	(1,545,500)

Common stock outstanding at June 30, 2008	245,680,752

On February 25, 2008 a dividend of $0.025 per share of common stock was declared payable on April 21, 2008 to holders of record on April 10, 2008. Total dividends of $6,244 were recognized for the three months ended March 31, 2008.
On June 16, 2008 a dividend of $0.025 per share of common stock was declared payable on July 21, 2008 to holders of record on July 10, 2008. Dividends of $5,568 have been provided for the three months ended June 30, 2008 (totaling $11,812 for the six months ended

GLG PARTNERS, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED AND COMBINED
FINANCIAL STATEMENTS (Continued)
(US Dollars in thousands, except share and per share amounts)
June 30, 2008) after charging dividends on shares expected to be forfeited to operating expense.
Exchangeable Shares dividends of $0.025 per share was also declared payable on April 21, 2008 and July 21, 2008 to holders of the FA Sub 2 Limited Exchangeable Shares, who are entitled to dividends based on the number of shares of common stock of the Company into which the Exchangeable Shares are exchangeable (58,904,993). These Exchangeable Shares dividends are recorded as an expense within minority interest in the statements of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          The following discussion should be read in conjunction with our combined and consolidated financial statements and the related notes (referred to as the “combined and consolidated financial statements”) included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and our audited combined and consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K/A for the year ended December 31, 2007. The information in this section contains forward-looking statements. Our actual results may differ significantly from the results suggested by these forward-looking statements and our historical results as a result of certain risks and uncertainties which are described in Risk Factors included in Part II, Item 1A of this Quarterly Report on Form 10-Q.
General
Our Business
          We are a leading alternative asset manager offering our clients a diverse range of investment products. Our primary business is to provide investment management advisory services for various investment funds and companies (the “GLG Funds”). We currently derive our revenues from management fees and administration fees based on the value of the assets in the GLG Funds and accounts we manage, and performance fees based on the performance of the GLG Funds and accounts managed by us. Substantially all of our assets under management, or AUM, are attributable to third-party investors, and the funds and accounts managed by us are not consolidated into our financial statements. As of June 30, 2008, our net AUM (net of assets invested in other funds managed by us) was approximately $23.7 billion, down from approximately $24.6 billion as of March 31, 2008. As of June 30, 2008 our gross AUM (including assets invested in other funds managed by us) was approximately $27.9 billion, down from approximately $29.1 billion as of March 31, 2008.
          On November 2, 2007, we completed the acquisition (the “Acquisition”) of GLG Partners Limited, GLG Holdings Limited, Mount Granite Limited, Albacrest Corporation, Liberty Peak Ltd., GLG Partners Services Limited, Mount Garnet Limited, Betapoint Corporation, Knox Pines Ltd., GLG Partners Asset Management Limited and GLG Partners (Cayman) Limited (each, an “Acquired Company” and collectively, the “Acquired Companies”) pursuant to a Purchase Agreement dated as of June 22, 2007 (the “Purchase Agreement”) among us, our wholly owned subsidiaries, FA Sub 1 Limited, FA Sub 2 Limited and FA Sub 3 Limited, Jared Bluestein, as the buyers’ representative, Noam Gottesman, as the sellers’ representative, and the equity holders of the Acquired Companies (the “GLG Shareowners”).
          Effective upon the consummation of the Acquisition, (1) each Acquired Company became a subsidiary of ours, (2) the business and assets of the Acquired Companies and certain affiliated entities became our only operations and (3) we changed our name to GLG Partners, Inc.
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
          In this Management’s Discussion and Analysis of Financial Condition and Results of Operations, references to “GLG” are to the combined business of the Acquired Companies and certain affiliated entities prior to November 2, 2007, and references to “we”, “us, “our” and “the Company” are to the business of GLG Partners, Inc. and its subsidiaries from and after November 2, 2007.
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
          For the period from and after November 2, 2007, our accounts are presented based on the consolidated financial statements of GLG Partners, Inc. and its consolidated subsidiaries prepared in accordance with GAAP.
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
Combination and Consolidation Criteria
          For the period prior to November 2, 2007, we have prepared combined financial statements of the accounting acquirer, GLG. The combined financial statements of GLG combine those entities in which Noam Gottesman, Pierre Lagrange and Emmanuel Roman (the “Principals”) and the trustees of their respective trusts (the “Trustees”) had control over significant operating, financial or investing decisions. Upon consummation of the Acquisition, the GLG entities became wholly owned subsidiaries of the Company and from that date the financial statements have been prepared on a consolidated basis and consolidate those entities over which the legal parent, the Company, has control over significant operating, financial or investing decisions.
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
          We also have a limited partner profit share arrangement which remunerates certain individuals through distributions of profits from two of our subsidiaries, GLG Partners LP and GLG Partners Services LP, paid either to two limited liability partnerships in which those individuals are members or directly to a limited number of individuals who are limited partners of GLG Partners Services LP. Through these partnership interests and under the terms of services agreements between the subsidiaries and the limited liability partnerships, these individuals are entitled to priority draws and an additional discretionary share of the profits earned by the subsidiaries. These partnership draws and profit share distributions are referred to as “limited partner profit shares” and are discussed further under “— Expenses —Compensation, Benefits and Limited Partner Profit Share” below. Charges related to the limited partner profit share arrangement are recognized as operating expenses as the related revenues are recognized and associated services provided.
Equity-Based Compensation
          Prior to December 31, 2006, GLG had not granted any equity-based awards. In March 2007, GLG established the equity participation plan to provide key individuals, limited partnership interests in two limited partnerships, Sage Summit LP and Lavender Heights Capital LP, with the right to receive a percentage of the proceeds derived from an initial public offering relating to the Acquired Companies or a third-party sale of the Acquired Companies. Upon consummation of the Acquisition, Sage Summit LP and Lavender Heights Capital LP received collectively 15% of the total consideration of cash and our capital stock payable to the GLG Shareowners in the Acquisition. In accordance with GAAP, the issued and outstanding shares of our capital stock paid to Sage Summit LP and Lavender Heights Capital LP in the Acquisition are considered as treasury shares for accounting purposes and are included in our total common share count as issued and outstanding. The equity participation plan was initially subdivided into an “A Sub-Plan” and a “B Sub-Plan”. These limited partnerships distributed to A Sub-Plan limited partners an aggregate of 25% of such amounts upon consummation of the Acquisition, and the remaining 75% will be distributed to the A Sub-Plan limited partners in three equal installments upon vesting over a three-year period on the first, second and third anniversaries of the consummation of the Acquisition, subject to the ability of the general partners of the limited partnerships, whose respective boards of directors consist of the Trustees, to accelerate vesting. B Sub-Plan member entitlements vest in equal installments on the first, second, third and fourth anniversaries of the consummation of the Acquisition subject to the ability of the general partners of the limited partnerships, whose respective boards of directors consist of the Trustees, to accelerate vesting. The unvested portion of such amounts will be subject to forfeiture back to Sage Summit LP and Lavender Heights Capital LP (and not GLG), in the event of termination of the individual as a limited partner prior to each vesting date, unless such termination is without cause after there has been a change in control of our company or due to death or disability. To the extent awards granted under the equity participation plan are forfeited, these amounts may be reallocated by Sage Summit LP and Lavender Heights Capital LP to their then existing or future limited partners (i.e., participants in the plan). Because forfeited awards are returned to the limited partnerships, and not GLG, the forfeited shares remain issued and outstanding and the cash and shares held by the limited partnerships may be reallocated without further dilution to our shareholders. The equity portion of this plan is being accounted for in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, which require that such equity instruments are recorded at their fair value on the measurement date, which date is typically upon the inception of the services that will be performed, remeasured at subsequent dates to the extent the awards are unvested, and amortized into expense over the vesting period utilizing the accelerated method.

Ten million shares of our common stock issued or awarded as part of the purchase price in respect of the Acquisition, of which 9,707,000 shares have been allocated to our employees, service providers and certain key personnel, subject to vesting, typically over four years, which may be accelerated, under the Restricted Stock Plan. We also adopted the 2007 Long-Term Incentive Plan, or LTIP, which provides for the grants of incentive and non-qualified stock options, stock appreciation rights, common stock, restricted stock, restricted stock units, performance units and performance shares to employees, service providers, non-employee directors and certain key personnel who hold direct or indirect limited partnership interests in certain GLG entities. The Company is authorized to issue up to 40 million shares under the LTIP. Shares of restricted stock awarded under the Restricted Stock Plan and the LTIP are issued and outstanding shares, except in the case of awards under these plans to personnel who are members of the limited partner profit share arrangement in which case shares are issued and become outstanding only as the awards vest. Unvested awards under the LTIP and Restricted Stock Plan which are forfeited, to the extent shares are issued, are returned to us and cancelled.
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
          All of these arrangements are accounted for in accordance with SFAS 123(R) and will be amortized into expense over the applicable vesting period using the accelerated method. As a result, following the completion of the Acquisition, compensation and benefits reflect the amortization of significant non-cash equity-based compensation expenses associated with the vesting of these equity-based awards, which under GAAP acts to reduce our net income and may result in net losses. The agreement provides for vesting of 17.5% on the consummation of the Acquisition, and 16.5% on each of the first through fifth anniversaries of the Acquisition.
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
          At the initial grant date of our equity awards on November 2, 2007, management made the following assumptions with respect to forfeiture rates:
•	The size of the awards to employees, service providers and key personnel under the equity participation plan and LTIP was considered to be a substantial retention incentive;

•	Incentives for the awards to employees, service providers and key personnel under the equity participation plan and LTIP were considered sufficiently large that a zero percent forfeiture rate was estimated, subject to review as actual forfeitures occur;

•	Disincentives for forfeiture related to the agreement among principals and trustees were considered to be so punitive that the probability of forfeiture was estimated as zero; and

•	For awards under the Restricted Stock Plan, we used different forfeiture rates for individual employees, service providers and key personnel.
          During the second quarter of 2008, we reviewed these assumptions and found that retention rates (based on the limited post-Acquisition experience) were similar across various groupings of employees, service providers and key personnel, other than for the Principals and Trustees. Our expectation is that the equity awards will continue to have a significant impact on retention. Historical turnover by shares awarded is consistent with the turnover statistics by headcount, excluding the impact of one individual with a significant share award which we consider not to be representative of our population.

          Consequently we have revised our forfeiture assumptions with respect to forfeitures among our stock awards under the Restricted Stock Plan, equity participation plan and LTIP to an assumed rate of 10% per annum. The forfeiture assumption for the agreement among the principals and trustees and cash component of the equity participation plan remains at zero.
          We continue to monitor our actual forfeitures versus our own, as well as peer, turnover rates. We continue to believe that our combined equity awards and other aspects of our compensation strategy provide significant retention incentives.
Income Tax
          Historically, the only GLG entity earning significant profits subject to company-level income taxes was GLG Holdings Limited, which was subject to U.K. corporate income tax. Most of the balance of the profit was earned by pass-through or other entities that did not incur significant company-level income taxes.
          Following the Acquisition, profits repatriated back to the United States (e.g., in the form of dividends) are subject to U.S. taxation. As it is our intention to continue to pay dividends on our shares of common stock, we expect to repatriate some of our profits in this manner and we expect to experience U.S. taxation on those repatriated profits. In connection with the Acquisition, we recognized for U.S. income tax purposes the value of goodwill and certain other intangibles which we are amortizing and deducting for U.S. income tax purposes over a 15-year period. Depending on the amount of profits repatriated, this tax amortization deduction will effectively reduce U.S. tax expense on repatriated profits. Allocation of income among business activities and entities is subject to detailed and complex rules applied to facts and circumstances that generally are not readily determinable at the date financial statements are prepared. Accordingly, estimates are made of income allocations in computing financial statement effective tax rates that may differ from actual allocations determined when tax returns are prepared or after examination by tax authorities.
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
Management Fees
          Our gross management fee rates are set as a percentage of fund AUM. Management fee rates vary depending on the product, as set forth in the table below (subject to fee treatment of fund-in-fund reinvestments as described below):

Product	General range of gross fee rates (% of AUM)

Single-manager alternative strategy funds	1.50% — 2.50%*
Long-only funds	0.75% — 2.25%
Internal FoHF	0.25% — 1.00% (at the investing fund level)
External FoHF	1.50% — 1.95%

*	When one of the single-manager alternative strategy funds or internal FoHFs managed by us invests in an underlying single-manager alternative strategy fund managed by us, management fees are charged at the investee fund level, except in the case of (1) an investment by the GLG Emerging Markets Fund in the GLG Emerging Markets (Special Assets) Fund where fees are charged only at the investing fund level and (2) the GLG Multi Strategy Fund where fees are charged at both the investee and investing fund levels.
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
Performance Fees
          Our gross performance fee rates are set as a percentage of fund performance, calculated as investment gains (both realized and unrealized), less management and administration fees, subject to “high water marks” and, in the case of most long-only funds, four external FoHFs and three single manager alternative strategy funds, to performance hurdles. As a result, even when a GLG Fund has positive performance, we may not earn a performance fee due to negative fund performance in prior measurement periods and in some cases due to a failure to reach a hurdle rate. High water marks and performance hurdles, however, are determined on a fund-by-fund basis and performance fees are not netted across funds. Accordingly, any funds above high water marks and applicable performance hurdles at the end of the relevant measurement period will contribute to performance fee revenue. As of June 30, 2008, all of our long-only funds and approximately half of our single-manager alternative strategy funds were below their respective high water marks, in some cases by more than 10%. Accordingly, even if our funds that are below high water marks have positive performance during the second half of 2008 or in subsequent performance periods, our ability to earn performance fees during the second half of 2008 and in subsequent periods will be adversely impacted due to the number of funds subject to high water marks and the amounts to be recovered.
          Performance fee rates vary depending on the product, as set forth in the table below (subject to fee treatment of fund-in-fund investments as described below):

Product	General range of gross fee rates (% of investment gains)

Single-manager alternative strategy funds	20% — 30%*
Long-only funds	20% (may be subject to performance hurdle)
Internal FoHF	0% — 20% (at the investing fund level)
External FoHF	5% — 10% (may be subject to performance hurdle)

*	When one of the single-manager alternative strategy funds or internal FoHFs managed by us invests in an underlying single-manager alternative strategy fund managed by us, performance fees are charged at the investee fund level, except in the case of an investment by the GLG Emerging Markets Fund in the GLG Emerging Markets (Special Assets) Fund where performance fees are charged only at the investing fund level. In addition, performance fees are charged at both the investee and investing fund levels on the GLG Global Aggressive Fund, to the extent, if any, that the performance fee charged at the investing fund level is greater than the performance fee charged at the investee fund level.

          We have adopted Method 1 for recognizing performance fee revenues and under Method 1 do not recognize performance fee revenues until the end of the measurement period when the amounts are crystallized, which for the majority of the investment funds and accounts managed by us is on June 30 and December 31.
          Due to the impact of foreign currency exposures on management and performance fees, we have elected to utilize cash flow hedge accounting to hedge a portion of our anticipated foreign currency denominated revenue. The effective portion of the hedge is recorded as a component of other comprehensive income and is released into management or performance fee income, respectively, when the hedged revenues impact the income statement. The ineffective portion of the hedge is recorded each period as derivative gain or loss in other income or other expense, respectively. See “Quantitative and Qualitative Disclosures About Market Risk – Exchange Rate Risk” in Part I, Item 3 of this Quarterly Report for a further discussion of our foreign exchange exposure and hedging activities.
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
          Beginning in mid-2006, GLG entered into partnership with a number of our key personnel in recognition of their importance in creating and maintaining the long-term value of our business. These individuals ceased to be employees and either became holders of direct or indirect limited partnership interests in one of two of our subsidiaries GLG Partners LP and GLG Partners Services LP, or formed two limited liability partnerships, Laurel Heights LLP and Lavender Heights Capital LLP through which they provided services to the GLG entities. Through these partnership interests, these key individuals are entitled to partnership draws as priority distributions, which are recognized in the period in which they are payable. There is an additional limited partner profit share distribution, which is recognized in the period in which the related revenues are recognized and associated services provided. This additional distribution represents a substantial majority of the limited partner profit share for the year and is typically paid at the beginning of the following year. Key personnel that are participants in the limited partner profit share arrangement do not receive any salaries or discretionary bonuses from us, except for the salary paid by GLG Partners, Inc. to our Chief Operating Officer.

          Under GAAP, limited partner profit share is treated as an operating expense.
          Following the Acquisition, and as required by SFAS 123(R), our GAAP employee compensation expense reflects share-based and other compensation recognized in respect of (a) the equity participation plan, the 10,000,000 shares allocated for the benefit of employees, service providers and certain key personnel under the Restricted Stock Plan, and the agreement among the principals and trustees (collectively, the “Acquisition-related compensation expense”) and (b) dividends paid on unvested shares that are ultimately not expected to vest.
          Under GAAP, there is a charge to compensation expense for Acquisition-related compensation expense based on certain service conditions. However, management believes that this charge does not reflect our ongoing core business operations and compensation expense and excludes such amounts for purposes of assessing our ongoing core business performance. As a result of our view in respect of Acquisition-related compensation expense, we present the measure “non-GAAP compensation, benefits and profit share”, or non-GAAP CBP (which we had, prior to the first fiscal quarter of 2008, referred to as non-GAAP limited partner profit share, compensation and benefits, or non-GAAP PSCB), which is a non-GAAP financial measure which reflects GAAP compensation, benefits and profit share adjusted to exclude Acquisition-related compensation expense described below under “— Acquisition-Related Compensation Expense”, to show the total ongoing cost of the services provided to us by both participants in the limited partner profit share arrangement and employees in relation to services rendered during the periods under consideration.
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
          The key personnel who are participants in the limited partner profit share arrangement provide services to us through two limited liability partnerships, Laurel Heights LLP and Lavender Heights LLP (the “LLPs”), which are limited partners in GLG Partners LP and GLG Partners Services LP, respectively. The amount of profits (or limited partner profit share) attributable to each of the LLPs is determined at our discretion based upon the profitability of our business and our view of the contribution to revenues and profitability from the services provided by each limited partnership during that period. These profit shares are recorded as operating expense matching the period in which the related revenues are recognized and associated services provided. A portion of the partnership distribution is advanced monthly as a draw against final determination of profit share. Once the final profit allocation is determined, typically in January following each year end, it will be paid to the LLPs, as limited partners, less any amounts paid as advance drawings during the year. See “— Allocation of Profit Shares to Individual Members of LLPs” below for a further discussion of the allocations. In addition, as shares of restricted stock awarded under our Restricted Stock Plan or LTIP to members of the LLPs vest or as we pay cash dividends on the unvested shares of restricted stock awarded under these plans to members of the LLPs, we allocate additional profits to the LLPs sufficient for the LLP to acquire from us the shares that are vesting or to pay the relevant dividend. These additional profit shares are recorded as operating expense in accordance with SFAS 123(R). Other limited partners of GLG Partners Services LP who receive profit allocations include two investment professionals who are not members of Lavender Heights LLP, but whose profit distributions from GLG Partners Services LP are determined in the same manner as the allocation of profit shares to individual members of the LLP described below and included in the limited partner profit measure, as described below.
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
Acquisition-Related Compensation Expense
          Following the Acquisition, and as required by SFAS 123(R), our GAAP compensation, benefits and profit share expense reflects share-based and other compensation recognized with respect to (a) the 15% of the total consideration of cash and capital stock received collectively by Sage Summit LP and Lavender Heights Capital LP in association with the Acquisition (including with respect to the cash portion of the awards under the equity participation plan in the aggregate amounts of $69 million, $16 million and $7 million for the three 12-month periods beginning with the consummation of the Acquisition), the 10,000,000 shares allocated for the benefit of employees, service providers and certain key personnel under the Restricted Stock Plan, and the agreement among the principals and trustees and (b) dividends paid on unvested shares that are ultimately not expected to vest.
          Under GAAP, there is a charge to compensation expense for Acquisition-related compensation expense based on certain service conditions. However, management believes that this charge does not reflect our ongoing core business operations and compensation expense and excludes such amounts for purposes of assessing our ongoing core business performance. Furthermore, because awards forfeited by participants in the equity participation plan who are no longer limited partners are returned to Sage Summit LP and Lavender Heights Capital LP, and not GLG, and the cash and stock held by the limited partnerships may be reallocated to then existing or future participants in the plan without further dilution to our shareholders, management measures ongoing business performance by excluding these amounts.
          As a result of our view on the Acquisition-related compensation expense, we present the measure non-GAAP CBP, which is a non-GAAP financial measure used to calculate adjusted net income, as described below under “— Assessing Business Performance”, and which deducts Acquisition-related compensation expense from GAAP compensation, benefits and profit share expense, to show the total ongoing cost of the services provided to us by both participants in the limited partner profit share arrangement and employees in relation to services rendered during the periods under consideration.
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
Assessing Business Performance
          As discussed above under “— Expenses —Compensation, Benefits and Limited Partner Profit Share”, we assess our personnel-related expenses based on the measure non-GAAP CBP. Non-GAAP CBP reflects GAAP compensation, benefits and profit share expense, adjusted to exclude the Acquisition-related compensation expense described above under “— Expenses —Compensation, Benefits and Limited Partner Profit Share” and “— Expenses —Acquisition-Related Compensation Expense”.
          In addition, we assess the underlying performance of our business based on the measure “adjusted net income”, which adjusts GAAP net (loss)/income before minority interest for Acquisition-related compensation expense and deducts the tax effect of Acquisition-related compensation expense and cumulative dividends accrued for the holders of FA Sub 2 Limited Exchangeable Shares. See “— Results of Operations — Adjusted Net Income” for this reconciliation for the periods presented.
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
Assets Under Management
June 30, 2008 Compared to March 31, 2008, December 31, 2007 and June 30, 2007
Change in AUM between June 30, 2008, March 31, 2008, December 31, 2007 and June 30, 2007
(U.S. Dollars in millions)

	As of June	As of Mar	3-Month	As of Dec	6-Month	As of June	12-Month
	30, 2008	31, 2008	Change	31, 2007	Change	30, 2007	Change

Alternative strategy	$17,772	$19,267	$(1,495)	$18,833	$(1,061)	$12,826	$4,946
Long-only	4,684	4,254	430	4,774	(90)	4,432	252
Internal FoHF	2,191	2,233	(42)	2,318	(127)	1,627	564
External FoHF	691	651	41	598	93	599	93

Gross fund-based AUM	25,337	26,404	(1,066)	26,523	(1,185)	19,485	5,853

Managed accounts	2,110	2,385	(275)	2,357	(247)	1,843	267
Cash and other holdings	448	347	101	206	242	194	254

Gross AUM	27,895	29,136	(1,240)	29,086	(1,190)	21,522	6,374

Less: internal FoHF investments in GLG Funds	(2,047)	(2,217)	170	(2,331)	284	(1,642)	(405)
Less: external FoHF investments in GLG Funds	(50)	(51)	1	(53)	3	(56)	6
Less: alternative strategy investments in GLG Funds	(2,130)	(2,221)	91	(2,090)	(40)	(1,239)	(891)

Net AUM	$23,668	$24,646	$(977)	$24,612	$(943)	$18,585	$5,085

Quarterly average gross AUM	$28,516	$29,111		$26,339		$20,089
Quarterly average net AUM	24,157	24,629		22,539		17,335

Opening net AUM	$24,646	$24,612		$20,466		$16,085
Inflows (net of redemptions)	(629)	767		2,927		1,509
Net performance (gains net of losses and fees)	(269)	(1,549)		986		848
Currency translation impact	(80)	816		233		143

Closing net AUM	$23,668	$24,646		$24,612		$18,585

          During the three months ended June 30, 2008, our gross AUM decreased by $1.2 billion to $27.9 billion and net AUM decreased by $1.0 billion to $23.7 billion. The decline in net AUM was attributable to the following factors:
•	A general decrease in demand for our fund and managed account products, which resulted in outflows (net of subscriptions) of $0.6 billion, primarily attributable to:
•	Negative performance during the three months ended June 30, 2008, resulting in performance losses (net of gains) of $0.3 billion;

•	Overall pause in the industry given the current market conditions; and

•	The announcement in April 2008 of the pending departure of the portfolio manager of the GLG Emerging Markets Fund and three other emerging markets funds.

•	Strengthening of the U.S. dollar against other currencies in which our funds and accounts are denominated, resulting in a minimal negative foreign exchange impact of $0.1 billion during the three months ended June 30, 2008.
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
          During the six months ended June 30, 2008, our gross AUM decreased by $1.2 billion to $27.9 billion and net AUM decreased by $0.9 billion to $23.7 billion. The decline in net AUM was attributable to the following factors:
•	A general decrease in demand for our fund and managed account products, which resulted in minimal overall inflows (net of redemptions) of $0.1 billion, primarily attributable to:
•	Negative performance during the six months ended June 30, 2008, resulting in performance losses (net of gains) of $1.8 billion;

•	Overall pause in the industry given the current market conditions; and

•	The announcement in April 2008 of the pending departure of the portfolio manager of the GLG Emerging Markets Fund and three other emerging markets funds.
At the same time, the decline in gross and net AUM levels were offset by the weakening of the U.S. dollar against other currencies in which our funds and accounts are denominated, resulting in net foreign exchange movements of $0.7 billion during the six months ended June 30, 2008.
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
          During the twelve months ended June 30, 2008, our gross AUM increased by $6.4 billion to $27.9 billion and net AUM increased by $5.1 billion to $23.7 billion. Such growth in net AUM was attributable to the following factors:
•	A general increase in demand for our fund and managed account products, which resulted in overall inflows (net of redemptions) of $4.7 billion, primarily attributable to:
•	Continued interest in our established investment fund products; and

•	Investor demand for our new investment funds launched since June 30, 2007;

•	Weakening of the U.S. dollar against other currencies in which our funds and accounts are denominated, resulting in net foreign exchange movements of $1.5 billion during the twelve months ended June 30, 2008.
          The ratio between net and gross AUM changed slightly between the two dates, due to generally stable and consistent relative levels of fund-in-fund investments, with respect to both investments by our FoHF products in certain funds managed by us and investments by certain single-manager alternative strategy funds managed by us in other single-manager alternative strategy funds managed by us.
          On April 22, 2008, we announced the departure of the portfolio manager of the GLG Emerging Markets Fund and three other emerging markets funds effective October 2008. As a result of this departure announcement, we estimate that we may receive redemption requests for these funds of up to $4 billion in the aggregate. As of August 1, 2008, approximately $2.2 billion of the total AUM in these GLG Funds as of June 30, 2008 has been redeemed or scheduled for redemption.
Results of Operations
Combined and Consolidated GAAP Statement of Operations Information
(U.S. Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Net revenues and other income
Management fees, net	$90,600	$62,991	$189,356	$120,334
Performance fees, net	78,194	340,512	82,929	343,032
Administration fees, net	20,449	14,036	42,697	26,680
Other (loss) / income	(433)	471	5,208	970

Total net revenues and other income	188,810	418,010	320,190	491,016

Expenses
Employee compensation and benefits	(180,577)	(56,518)	(468,512)	(81,566)
Limited partner profit share	(56,126)	(184,047)	(81,230)	(190,500)

Compensation, benefits and profit share	(236,703)	(240,565)	(549,742)	(272,066)
General, administrative and other	(30,230)	(27,979)	(60,533)	(53,743)

Total expenses	(266,933)	(268,544)	(610,275)	(325,809)

(Loss) / income from operations	(78,123)	149,466	(290,085)	165,207

Net interest (expense) / income	(4,082)	171	(8,125)	1,647

(Loss) / income before income taxes	(82,205)	149,637	(298,210)	166,854

Income taxes	(3,296)	(25,031)	(9,496)	(28,286)

(Loss) / income before minority interests	(85,501)	124,606	(307,706)	138,568

Minority interests:
Share of income	—	(195)	—	(406)
Exchangeable Shares dividends	(2,945)	—	(2,945)	—
Cumulative dividends on Exchangeable Shares	(5,169)	—	(9,298)	—

Net (loss) / income attributable to common stockholders	$(93,615)	$124,411	$(319,949)	$138,162

Net Revenues and Other Income
Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007
Change in GAAP Net Revenues and Other Income between
Three Months Ended June 30, 2008 and Three Months Ended June 30, 2007
(U.S. Dollars in thousands)

	Three Months Ended June 30,
	2008	2007	Change
Net revenues and other income
Management fees, net	$90,600	$62,991	$27,609
Performance fees, net	78,194	340,512	(262,318)
Administration fees, net	20,449	14,036	6,413
Other (loss) / income	(433)	471	(904)

Total net revenues and other income	$188,810	$418,010	$(229,200)

Key ratios*
Management fees / average net AUM, annualized	1.50%	1.45%

Administration fees / average net AUM, annualized	0.34%	0.32%

*	The ratios of total revenues and other income to average net AUM for the three month periods on an annualized basis are not meaningful because the performance fees that crystallized in June of each year relate to the first half of the year.
          Total net revenues and other income decreased by $229.2 million, or 54.8%, to $188.8 million. This decrease was primarily driven by a decline in performance fees partially offset by growth in the remaining categories of fee revenue — management fees and administration fees.
          For each type of fee revenue, we use annualized net fee yield as a measure of our fees generated for every dollar of our net AUM. The net management, performance and administration fee yield is equal to the annualized management fees, performance fees and administration fees, respectively, divided by quarterly average net AUM for the applicable period.
          Net management fees increased by $27.6 million, or 43.8%, to $90.6 million. This growth was driven by two main factors:
•	a 39.4% higher quarterly average net AUM balance between the periods which, at constant net management fee yield, resulted in an increase in management fees of $24.8 million, or 89.8% of the total increase in management fees; and

•	an increase in the annualized net management fee yield from 1.45% to 1.50%, reflecting higher management fees per unit of AUM, which, when applied to the increased net AUM base, resulted in an increase in management fees of $2.8 million, or 10.2% of the total increase in management fees.
          Net performance fees decreased by $262.3 million, or 77.0%, to $78.2 million. This decline was driven by:
•	a lower percentage of the GLG Funds generating significant positive performance; and

•	a higher percentage of the GLG Funds unable to meet their respective performance hurdle rates or high water marks since performance fees last crystallized, even if they generated positive performance during the quarter.

          Net administration fees increased by $6.4 million, or 45.7%, to $20.4 million. This growth was driven by two main factors:
•	a 39.4% higher quarterly average net AUM balance between the periods which, at constant administration fee yield, resulted in an increase in administration fees of $5.5 million, or 86.1% of the total increase in administration fees; and

•	an increase in the annualized net administration fee yield from 0.32% to 0.34% which, when applied to the increased net AUM base, resulted in an increase in administration fees of $0.9 million, or 13.9% of the total increase in administration fees.
          Other (loss)/income decreased by $0.9 million, or 191.8%, to a loss of $0.4 million. This decrease was primarily due to our holding non-U.S. dollar cash balances which depreciated in value against the U.S. dollar giving rise to certain foreign exchange losses reflected in “Other (loss) / income”.
Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007
Change in GAAP Net Revenues and Other Income between
Six Months Ended June 30, 2008 and Six Months Ended June 30, 2007
(U.S. Dollars in thousands)

	Six Months Ended June 30,
	2008	2007	Change
Net revenues and other income
Management fees, net	$189,356	$120,334	$69,022
Performance fees, net	82,929	343,032	(260,103)
Administration fees, net	42,697	26,680	16,017
Other income	5,208	970	4,238

Total net revenues and other income	$320,190	$491,016	$(170,826)

Key ratios
Total net revenues and other income / average net AUM, annualized	2.63%	5.91%

Management fees / average net AUM, annualized	1.56%	1.45%

Administration fees / average net AUM, annualized	0.35%	0.32%

          Total net revenues and other income decreased by $170.8 million, or 34.8%, to $320.2 million. This decrease was primarily driven by a decline in performance fees partially offset by growth in the remaining categories of fee revenue — management fees and administration fees.
          For each type of fee revenue, we use net fee yield as a measure of our fees generated for every dollar of our net AUM. The annualized net management, performance and administration fee yield is equal to the annualized management fees, performance fees and administration fees, respectively, divided by quarterly average net AUM for the applicable period.
          Net management fees increased by $69.0 million, or 57.4%, to $189.4 million. This growth was driven by two main factors:
•	a 46.4% higher quarterly average net AUM balance between the periods which, at constant net management fee yield, resulted in an increase in management fees of $55.8 million, or 80.8% of the total increase in management fees; and

•	an increase in the annualized net management fee yield from 1.45% to 1.56%, reflecting higher management fees per unit of AUM, which, when applied to the increased net AUM base, resulted in an increase in management fees of $13.2 million, or 19.2% of the total increase in management fees. The higher annualized net management fee yield was attributable primarily to investors participating in GLG Funds and managed accounts with higher management fee rates.
          Net performance fees decreased by $260.1 million, or 75.8%, to $82.9 million. This decline was driven by:
•	a lower percentage of the GLG Funds generating significant positive performance; and

•	a higher percentage of the GLG Funds unable to meet their respective high water marks since performance fees last crystallized, even if they generated positive performance during the six month period.
          Net administration fees increased by $16.0 million, or 60.0%, to $42.7 million. This growth was driven by two main factors:
•	a 46.4% higher quarterly average net AUM balance between the periods which, at constant administration fee yield, resulted in an increase in administration fees of $12.4 million, or 77.2% of the total increase in administration fees; and

•	an increase in the annualized net administration fee yield from 0.32% to 0.35% which, when applied to the increased net AUM base, resulted in an increase in administration fees of $3.6 million, or 22.8% of the total increase in administration fees. The higher annualized net administration fee yield was attributable primarily to investors participating in GLG Funds and managed accounts with higher net administration fee rates.
          Other income increased by $4.2 million, or 436.9%, to $5.2 million. This increase was primarily due to our holding non-U.S. dollar cash balances which appreciated in value against the U.S. dollar giving rise to certain foreign exchange gains reflected in “Other income”.
Expenses
Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007
Change in GAAP Expenses between Three Months Ended June 30, 2008 and
Three Months Ended June 30, 2007
(U.S. Dollars in thousands)

	Three Months Ended June 30,
	2008	2007	Change

Expenses
Employee compensation and benefits	$(180,577)	$(56,518)	$(124,059)
Limited partner profit share	(56,126)	(184,047)	127,921

Compensation, benefits and profit share	(236,703)	(240,565)	3,862
General, administrative and other	(30,230)	(27,979)	(2,251)

Total expenses	$(266,933)	$(268,544)	$1,611

Key ratios
Compensation, benefits and profit share / total GAAP net revenues and other income	125.4%	57.6%	67.8%
General, administrative and other / total GAAP net revenue and other income	16.0%	6.7%	9.3%

Total expenses / total GAAP net revenue and other income	141.4%	64.3%	77.1%

          Compensation, benefits and profit share decreased by $3.9 million, or 1.6%, to $236.7 million. This decrease was driven primarily by the following factors:
•	Lower discretionary bonus accruals and limited partner profit share (see “— Non-GAAP Expense Measures” discussed below) due to the performance of certain GLG Funds; and

•	Impact of reversing certain accrued compensation expense related to personnel who have resigned and forfeited their share and cash awards during the period;
which more than offset:
•	An increase in compensation attributable to the growth in our headcount as our operations grew; and

•	An increase of $139 million in share-based compensation related to share awards made after November 2007 for which there was no charge in the corresponding period in 2007.
          General, administrative and other expenses increased by $2.3 million, or 8.0%, to $30.2 million. This increase was mainly attributable to the continued growth in our business and scale of our operations, which led to an increase in operational costs.
Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007
Change in GAAP Expenses between Six Months Ended June 30, 2008 and
Six Months Ended June 30, 2007
(U.S. Dollars in thousands)

	Six Months Ended June 30,
	2008	2007	Change

Expenses
Employee compensation and benefits	$(468,512)	$(81,566)	$(386,946)
Limited partner profit share	(81,230)	(190,500)	109,270

Compensation, benefits and profit share	(549,742)	(272,066)	(277,676)
General, administrative and other	(60,533)	(53,743)	(6,790)

Total expenses	$(610,275)	$(325,809)	$(284,466)

Key ratios
Compensation, benefits and profit share / total GAAP net revenues and other income	171.7%	55.4%	116.3%
General, administrative and other / total GAAP net revenue and other income	18.9%	10.9%	8.0%

Total expenses / total GAAP net revenue and other income	190.6%	66.3%	124.3%

          Compensation, benefits and profit share increased by $277.7 million, or 102.1%, to $549.7 million. This increase was driven primarily by the following factors:
•	An increase in compensation attributable to the growth in our headcount as our operations grew; and

•	Acquisition-related compensation expense of $400.5 million for which there was no charge in the corresponding period in 2007.

          The increases were partially offset by lower discretionary bonus accruals and limited partner profit share (see “–Non-GAAP Expense Measures” discussed below) due to the performance of certain GLG Funds and the impact of reversing certain accrued compensation expense related to personnel who have resigned and forfeited their share and cash awards during the period.
          General, administrative and other expenses increased by $6.8 million, or 12.6%, to $60.5 million. This increase was mainly attributable to the continued growth in our business and scale of our operations, which led to an increase in operational costs.
Non-GAAP Expense Measures
          As discussed above under “— Assessing Business Performance”, we present a non-GAAP compensation, benefits, and profit share measure. The table below reconciles GAAP compensation, benefits and profit share to non-GAAP CBP for the periods presented.
Change in Non-GAAP Expenses between Three Months Ended June 30, 2008 and June 30, 2007
(U.S. Dollars in thousands)

	Three Months Ended June 30,
	2008	2007	Change
Non-GAAP expenses
GAAP compensation, benefits and profit share	$(236,703)	$(240,565)	$3,862
Add back: Acquisition-related compensation expense	140,348	—	140,348

Non-GAAP CBP	(96,355)	(240,565)	144,210

GAAP general, administrative and other	(30,230)	(27,979)	(2,251)

Non-GAAP total expenses	$(126,585)	$(268,544)	$141,959

Key ratios (based on non-GAAP measures)
Non-GAAP CBP / total GAAP net revenues and other income	51.0%	57.6%	(6.6)%
General, administrative and other / total GAAP net revenues and other income	16.0%	6.7%	9.3%

Non-GAAP total expenses / total GAAP net revenues and other income	67.0%	64.3%	2.7%

          Non-GAAP CBP decreased by $144.2 million, or 59.9%, to $96.4 million. The decrease was attributable to lower discretionary bonus accruals and a $127.9 million decrease in limited partner profit share.

Change in Non-GAAP Expenses between Six Months Ended June 30, 2008 and June 30, 2007
(U.S. Dollars in thousands)

	Six Months Ended June 30,
	2008	2007	Change

Non-GAAP expenses
GAAP compensation, benefits and profit share	$(549,742)	$(272,066)	$(277,676)
Add back: Acquisition-related compensation expense	400,503	—	400,503

Non-GAAP CBP	(149,239)	(272,066)	122,827

GAAP general, administrative and other	(60,533)	(53,743)	(6,790)

Non-GAAP total expenses	$(209,772)	$(325,809)	$116,037

Key ratios (based on non-GAAP measures)
Non-GAAP CBP / total GAAP net revenues and other income	46.6%	55.4%	(8.8)%
General, administrative and other / total GAAP net revenues and other income	18.9%	10.9%	8.0%

Non-GAAP total expenses / total GAAP net revenues and other income	65.5%	66.3%	(0.8)%

          Non-GAAP CBP decreased by $122.8 million, or 45.1%, to $149.2 million. The decrease was attributable to lower discretionary bonus accruals and a $109.3 million decrease in limited partner profit share.
Net Interest Income
Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007
Change in Net Interest Income / (Expense) between
Three Months Ended June 30, 2008 and Three Months Ended June 30, 2007
(U.S. Dollars in thousands)

	Three Months Ended June 30,
	2008	2007	Change

Interest income	$1,555	$372	$1,183
Interest expense	(5,637)	(201)	(5,436)

Net interest income / (expense)	$(4,082)	$171	$(4,253)

          Gross interest income increased by $1.2 million to $1.6 million, attributable primarily to greater cash balances held during the three months ended June 30, 2008 compared to the three months ended June 30, 2007. Gross interest expense increased by $5.4 million to $5.6 million, driven by increased interest costs and a larger loan balance from our debt financing of $570 million in connection with the Acquisition.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007
Change in Net Interest Income / (Expense) between
Six Months Ended June 30, 2008 and Six Months Ended June 30, 2007
(U.S. Dollars in thousands)

	Six Months Ended June 30,
	2008	2007	Change

Interest income	$4,641	$2,051	$2,590
Interest expense	(12,766)	(404)	(12,362)

Net interest income / (expense)	$(8,125)	$1,647	$(9,772)

          Gross interest income increased by $2.6 million to $4.6 million, attributable primarily to greater cash balances held during the six months ended June 30, 2008 compared to the six months ended June 30, 2007. Gross interest expense increased by $12.4 million to $12.8 million, driven by increased interest costs and a larger loan balance from our debt financing of $570 million in connection with the Acquisition.
Income Tax
          We calculate our effective tax rate on profit before tax and certain non-tax deductible compensation expense. For the three months ended June 30, 2008, $140.3 million of our compensation expense related to acquisition-related share based compensation, $129.8 million of which is not tax deductible, compared to $0 for the three months ended June 30, 2007. Our profit before tax and before this expense was $47.7 million and $149.6 million for the three months ended June 30, 2008 and 2007, respectively. Our effective tax rate based on this measure was 6.9% and 16.7% for the three months ended June 30, 2008 and 2007, respectively. This is lower than the U.S. Federal rate of tax of 35.0% as our profits are predominantly earned in the United Kingdom and the Cayman Islands which apply lower rates of tax. Income tax expense for the three months ended June 30, 2008 of $3.3 million includes a deferred tax benefit of $5.5 million related to the tax effect of certain acquisition-related compensation expense.
          For the first six months of 2008, $400.5 million of our compensation expense related to acquisition-related share based compensation, $360.6 million of which relates to awards that do not give rise to a tax deduction, compared to $0 for the first six months of 2007. Our profit before tax and before this expense was $62.4 million and $166.9 million for the first six months of 2008 and 2007, respectively. Our effective tax rate based on this measure was 15.2% and 17.0% for the first six months of 2008 and 2007, respectively. This is lower than the U.S. Federal rate of tax of 35.0% as our profits are predominantly earned in the United Kingdom and the Cayman Islands which apply lower rates of tax.
Minority Interests
          Minority interests increased by $7.9 million and $11.8 million for the three months and six months ended June 30, 2008, respectively, due to:
•	cumulative dividends to holders of Exchangeable Shares reflecting our estimate of the net taxable income of FA Sub 2 Limited allocable to such holders multiplied by an assumed tax rate; and

•	dividends to holders of the Exchangeable Shares reflecting a dividend equivalent to dividends paid to common stockholders.
          For periods prior to the Acquisition, the minority interest only related to GLG Holdings Inc. and GLG Inc.

Adjusted Net Income
          As discussed above under “— Assessing Business Performance”, we present a non-GAAP adjusted net income measure. The table below reconciles GAAP net (loss)/income to adjusted net income for the periods presented.
Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007
Change in Non-GAAP Adjusted Net Income between Three Months Ended June 30, 2008 and
Three Months Ended June 30, 2007
(U.S. Dollars in thousands)

	Three Months Ended June 30,
	2008	2007	Change

Derivation of non-GAAP adjusted net income
GAAP net (loss)/income before minority interest	$(85,501)	$124,606	$(210,107)
Add: Acquisition-related compensation expense	140,348	—	140,348
Deduct: tax effect of Acquisition-related compensation expense	(5,457)	—	(5,457)
Deduct: cumulative dividends	(5,169)	—	(5,169)

Non-GAAP adjusted net income	$44,221	$124,606	$(80,385)

          Adjusted net income decreased by $80.4 million, or 64.5%, to $44.2 million. This decrease was driven by lower performance fees generated during the three months ended June 30, 2008 which resulted in a decrease in revenue, partially offset by a decrease in non-GAAP CBP.
Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007
Change in Non-GAAP Adjusted Net Income between Six Months Ended June 30, 2008 and
Six Months Ended June 30, 2007
(U.S. Dollars in thousands)

	Six Months Ended June 30,
	2008	2007	Change

Derivation of non-GAAP adjusted net income
GAAP net (loss)/income before minority interest	$(307,706)	$138,568	$(446,274)
Add: Acquisition-related compensation expense	400,503	—	400,503
Deduct: tax effect of Acquisition-related compensation expense	(5,457)	—	(5,457)
Deduct: cumulative dividends	(9,298)	—	(9,298)

Non-GAAP adjusted net income	$78,042	$138,568	$(60,526)

          Adjusted net income decreased by $60.5 million, or 43.7%, to $78.0 million. This decrease was driven by lower performance fees generated during the six months ended June 30, 2008 which resulted in a decrease in revenue, partially offset by a decrease in non-GAAP CBP.
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
          In June 2008, our Board of Directors approved the payment of a regular dividend of $0.025 per share with respect to the quarter ended June 30, 2008. After the end of the fiscal year, the Board will consider paying a special dividend based on annual profitability. Holders of FA Sub 2 Limited Exchangeable Shares are also entitled to dividends based on the number of shares of common stock into which the Exchangeable Shares are exchangeable. In addition, pursuant to the terms of awards of restricted stock under our equity participation plan, Restricted Stock Plan and LTIP, grantees are generally entitled to receive cash dividends on unvested shares. We expect to pay the regular quarterly dividends with net income, if any, retained earnings, if any, and additional paid in capital.
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
Operating Activities
          Our net cash provided by operating activities was $44.6 million during the first six months of 2008 and $5.1 million for the first six months of 2007. The increase in net cash provided by operating activities in the first six months of 2008 compared to the first six months in 2007 was mainly attributable to higher performance fees crystallized in December 2007 compared to December 2006 which were collected in the six months ended June 30, 2008 and 2007, respectively, partly offset by payments of increased discretionary compensation and taxes.
Investing Activities
          Our net cash used in investing activities was $6.7 million and $3.7 million during the first six months of 2008 and 2007, respectively.
          The increase in net cash used in investing activities during the first six months of 2008 compared to the first six months of 2007 relates primarily to the purchase price of $2.5 million paid in January 2008 for the acquisition of GLG Holdings, Inc. and its subsidiary, GLG Inc. Other than this amount, these amounts primarily reflect the cash purchase of fixed assets to support our expanding headcount and infrastructure. We do not undertake material investing activities for our own account, and as a result, net cash used in investing activities is generally not significant in the context of our business. Additionally, the amount of net cash used in investing activities on a period-to-period basis may be strongly affected by the purchase of a particular fixed asset, thereby giving rise to a potentially volatile period-to-period net cash usage.
Financing Activities
          Our net cash used in financing activities was $181.7 million during the first six months of 2008 compared to the net cash provided by financing activities of $145.1 million during the first six months of 2007. For the six months ended June 30, 2007, net cash used in financing activities reflects distributions made to former GLG owners in the ordinary course of business. For the six months ended June 30, 2008, net cash used in financing activities primarily reflects warrant and share repurchases and purchase price adjustments relating to the Acquisition, regular dividend payments and repayment of $35.0 million of the principal amount under our credit facilities.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements other than foreign exchange forward contracts whose notional amounts are described in Note 2 “Derivates and Hedging” of the notes to the condensed consolidated and combined financial statements.

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
Impact on Management Fees
          Our management fees are based on the AUM of the various GLG Funds and accounts that we manage, and, as a result, are impacted by changes in market risk factors. These management fees will be increased or reduced in direct proportion to the impact of changes in market risk factors on AUM in the related GLG Funds and accounts managed by us. A 10% change in the fair values of all of the investments held by the GLG Funds and managed accounts as of June 30, 2008 would impact future net management fees in the following four fiscal quarters by an aggregate of $36.2 million, assuming that there is no subsequent change to the investments held by the GLG Funds and managed accounts in those four following fiscal quarters.
Impact on Performance Fees
          Our performance fees are generally based on a percentage of profits of the various GLG Funds and accounts that we manage, and, as a result, are impacted by changes in market risk factors. Our performance fees will therefore generally increase given an increase in the market value of the investments in the relevant GLG Funds and managed accounts and decrease given a decrease in the market value of the investments in the relevant GLG Funds and managed accounts. However, it should be noted that we are not required to refund historically crystallized performance fees to the GLG Funds and managed accounts. The calculation of the performance fee includes in certain cases performance hurdles and “high-water marks”, and as a result, the impact on performance fees of a 10% change in the fair values of the investments in the GLG Funds and managed accounts cannot be readily predicted or estimated.
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
Market Risk
          The GLG Funds and accounts managed by us hold investments that are reported at fair value as of the reporting date. Our AUM is a measure of the estimated fair values of the investments in the GLG Funds and managed accounts. Our AUM will therefore increase (or decrease) in direct proportion to changes in the market value of the total investments across all of the GLG Funds and managed accounts. A 10% change in the fair values of all of the investments held by the GLG Funds and managed accounts as of June 30, 2008 would impact our gross AUM by $2.8 billion and net AUM by $2.4 billion as of such date. This change will consequently affect our management fees, performance fees and administration fees as described above.
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
          We utilize derivative instruments in an effort to manage our foreign currency exposures. Management and performance fees that are calculated on share classes denominated in currencies other than U.S. dollars are exposed to changes in the value of the U.S. dollar versus those currencies as they are translated back into U.S. dollars. The majority of our foreign currency exposure related to management and performance fees is to the Euro, with smaller exposures to the British Pound and Japanese Yen. We have elected to utilize cash flow hedge accounting to hedge a portion of our anticipated foreign currency revenue. The effective portion of the hedge is recorded as a component of other comprehensive income and is released into management and performance fee income, respectively, when the hedged revenues impact the income statement. The ineffective portion of the hedge is recorded each period as derivative gain or loss in other income or other expense. We carefully analyze our hedging counterparties and only utilize those with credit ratings of AA or better.
Interest Rate Risk
          The GLG Funds and accounts managed by us hold positions in debt obligations and derivatives thereof, some of which accrue interest at variable rates and whose value is impacted by reference to changes in interest rates. Interest rate changes may therefore directly impact the AUM valuation of these GLG Funds and managed accounts, which may affect our management fees and performance fees as described above. Our long-term debt consists of our outstanding revolving and term loan credit facilities. Interest on the outstanding principal amounts is currently based on 1-month LIBOR plus the applicable margin, which is reset periodically and was 3.7% at June 30, 2008. A 10% change in the 1-month LIBOR would impact our interest expense by approximately $0.2 million for the 1-month period.

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
          Subsequent to filing our Annual Report on Form 10-K for the year ended December 31, 2007 on March 3, 2008, we identified misstatements in our 2006 and 2007 combined and consolidated financial statements in relation to limited partner profit share distributions and have restated those combined and consolidated financial statements in our Annual Report on Form 10-K/A for the year ended December 31, 2007 filed on April 22, 2008. We previously recognized elements of the limited partner profit share arrangement as distributions rather than as operating expenses. Our management has concluded that these misstatements resulted from a control deficiency that represented a material weakness in relation to our policies and procedures in respect of the application of GAAP in this area. This material weakness has been remediated through the establishment of applicable policies and procedures developed in relation to the restatement.
          During the second quarter of 2008, we deployed a new multi-currency general ledger and consolidation system. In doing so, we modified and enhanced our internal controls over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) as a result of the implementation of new processes and functionality related to the general ledger system.
          There have not been any other changes in our internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
          Information about our legal proceedings is contained in Item 1, Legal Proceedings, in Part II of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008. We believe that as of June 30, 2008, there has been no material change to this information
          We are also subject to various claims and assessments and regulatory inquiries and investigations in the normal course of our business. While it is not possible at this time to predict the outcome of any legal and regulatory proceedings with certainty and while some investigations, lawsuits, claims or proceedings may be disposed of unfavorably to us, based on our evaluation of matters that are pending or asserted our management believes the disposition of such matters will not have a material adverse effect on our business, financial condition or results of operations. An unfavorable ruling could include money damages or injunctive relief.
Item 1A. Risk Factors
          Information about our most significant risk factors is contained in Item 1A of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2007. We believe that at June 30, 2008 there has been no material change to this information.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share and Warrant Repurchases
          On November 2, 2007, we initiated a $100.0 million repurchase program for shares of our common stock and warrants to purchase common stock approved by our Board of Directors effective through May 2, 2008. On February 4, 2008, the Board of Directors approved an increase of our repurchase program by an additional $100.0 million and extended the program through August 31, 2008. As of August 4, 2008, we had repurchased an aggregate of 14,299,200 warrants and 64,900 shares of common stock (as described below) for an aggregate purchase price of $83.4 million under the program. On August 4, 2008, the Board of Directors extended the repurchase program through February 4, 2009. Approximately $116.6 million remains available under the program for the repurchase of common stock and warrants. Our repurchase program allows management to repurchase shares and warrants at its discretion.
          On May 29, 2008, the Company purchased an aggregate of 64,900 shares of common stock from an employee at a price of $8.15 per share. No warrants were repurchased by the Company during the second quarter of 2008.

Item 4. Submission of Matters to a Vote of Security Holders
          At the Annual Meeting of Shareholders of the Company held June 2, 2008 the following proposals were voted on and approved:
          (1) To elect nine members to the board of directors of the Company with terms expiring at the Annual Meeting of Shareholders in 2009.

	Votes	Votes
	For	Withheld
Noam Gottesman	221,095,353	10,552,480
Ian Ashken	230,542,245	1,105,588
Nicolas Berggruen	219,092,734	12,555,099
Martin Franklin	221,553,844	10,093,989
James Hauslein	230,540,045	1,107,788
William Lauder	230,542,245	1,105,588
Paul Myners	230,065,425	1,582,408
Emmanuel Roman	221,100,153	10,547,680
Peter Weinberg	220,404,895	11,242,938
          (2) To ratify the appointment of Ernst & Young LLP by the Audit Committee of the board of directors of the Company as the Company’s independent registered public accounting firm for fiscal year 2008.

For	Against	Abstain
231,333,640	314,193	0

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Periodic Report by the Co-Chief Executive Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act.

31.2	Certification of Periodic Report by the Co-Chief Executive Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act.

31.3	Certification of Periodic Report by the Chief Financial Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act.

32.1	Certification of Periodic Report by the Co-Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Periodic Report by the Co-Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.3	Certification of Periodic Report by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLG PARTNERS, INC. (Registrant)
Date: August 8, 2008	By	/s/ Noam Gottesman
		Name:	Noam Gottesman
		Title:	Chairman of the Board and Co-Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Periodic Report by the Co-Chief Executive Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act.

31.2	Certification of Periodic Report by the Co-Chief Executive Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act.

31.3	Certification of Periodic Report by the Chief Financial Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act.

32.1	Certification of Periodic Report by the Co-Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Periodic Report by the Co-Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.3	Certification of Periodic Report by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.