Form 10-Q
period 2008-09-30
GLG Partners, Inc.
filed 2008-11-10
CIK 1365790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2008
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
As of October 10, 2008, there were 245,347,716 shares of the registrant’s common stock outstanding.

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
The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us and speak only as of the date of such statement. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under Item 1A, “Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2007 and the following:
▪	the volatility in the financial markets;

▪	our financial performance;

▪	market conditions for the funds we manage, which we refer to as the GLG Funds;

▪	performance of GLG Funds, the related performance fees and the associated impacts on revenues, net income, cash flows and fund inflows and outflows;

▪	the cost of retaining our key investment and other personnel or the loss of such key personnel;

▪	risks associated with the expansion of our business in size and geographically;

▪	operational risk, including counterparty risk;

▪	litigation and regulatory enforcement risks, including the diversion of management time and attention and the additional costs and demands on our resources; and

▪	risks associated with the use of leverage, investment in derivatives, availability of credit, interest rates and currency fluctuations,
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

GLG PARTNERS, INC.
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GLG PARTNERS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(US dollars in thousands, except share and per share amounts)

	As of	As of
	September 30,	December 31,
	2008	2007
ASSETS
Current Assets
Cash and cash equivalents	$387,687	$429,422
Restricted cash	24,363	24,066
Fees receivable	41,429	389,777
Prepaid expenses and other assets	41,005	35,685

Total Current Assets	494,484	878,950
Non-Current Assets
Investments at fair value	82,558	96,108
Goodwill	587	—
Property and equipment	14,151	9,079

Total Non-Current Assets	97,296	105,187

Total Assets	$591,780	$984,137

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Rebates and sub-administration fees payable	$25,408	$25,543
Accrued compensation, benefits and profit share	185,244	467,887
Income taxes payable	20,829	37,464
Distributions payable	60,017	78,093
Accounts payable and other accruals	43,778	33,288
Other liabilities	30,580	16,092

Total Current Liabilities	365,856	658,367

Non-Current Liabilities
Loan payable	570,000	570,000
Minority interest	—	1,911

Total Non-Current Liabilities	570,000	571,911

Total Liabilities	$935,856	$1,230,278

Stockholders’ Deficit
Stockholders’ Deficit
Common stock, $.0001 par value; 1,000,000,000 authorized, 245,794,397 issued and outstanding (Dec. 31, 2007: 244,730,988 issued and outstanding), including 25,382,500 (Dec. 31, 2007: 25,382,500) shares of Treasury stock held by a subsidiary	$25	$24
Series A voting preferred stock, $.0001 par value; 150,000,000 authorized, 58,904,993 issued and outstanding (Dec. 31, 2007: 58,904,993 issued and outstanding)	6	6
Additional paid in capital	1,111,159	575,589
Treasury stock	(347,740)	(347,740)
Accumulated other comprehensive income	(8,559)	3,477
Accumulated deficit	(1,098,967)	(477,497)

Total Stockholders’ Deficit	(344,076)	(246,141)

Total Liabilities and Stockholders’ Deficit	$591,780	$984,137

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLG PARTNERS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED AND COMBINED
STATEMENTS OF OPERATIONS
(US dollars in thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Net revenues and other income
Management fees, net	$80,307	$78,558	$269,663	$198,892
Performance fees, net	6,833	803	89,762	343,835
Administration fees, net	17,751	16,306	60,448	42,986
Other (loss)/income	(2,796)	6,905	2,412	7,875

Total net revenues and other income	102,095	102,572	422,285	593,588

Expenses
Employee compensation and benefits	(206,433)	(28,959)	(674,945)	(110,526)
Limited partner profit share	(20,954)	(17,000)	(102,185)	(207,500)

Compensation, benefits and profit share	(227,387)	(45,959)	(777,130)	(318,026)
General, administrative and other	(30,283)	(25,891)	(90,816)	(79,634)

Total expenses	(257,670)	(71,850)	(867,946)	(397,660)

(Loss)/income from operations	(155,575)	30,722	(445,661)	195,928
Interest income	2,043	3,252	6,685	5,302
Interest expense	(6,028)	(204)	(18,795)	(608)

(Loss)/income before income taxes	(159,560)	33,770	(457,771)	200,622
Income taxes	(3,160)	(4,735)	(12,656)	(33,020)

(Loss)/income before minority interests	(162,720)	29,035	(470,427)	167,602
Minority interests:
Share of income	—	(73)	—	(479)
Exchangeable Shares dividend (note 8)	(1,472)	—	(4,418)	—
Cumulative dividends	(2,896)	—	(12,194)	—

Net (loss)/income attributable to common stockholders	$(167,088)	$28,962	$(487,039)	$167,123

Net (loss)/income per share — basic	$(0.79)	$0.21	$(2.30)	$1.23
Weighted average common stock outstanding — basic (in thousands)	211,417	135,712	211,357	135,712

Net (loss)/income per share — diluted	$(0.79)	$0.15	$(2.30)	$0.86
Weighted average common stock outstanding — diluted (in thousands)	211,417	194,617	211,357	194,617
Dividends per share	$0.025	—	$0.075	—
The accompanying notes are an integral part of these unaudited condensed consolidated and combined financial statements.

GLG PARTNERS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED
STATEMENTS OF STOCKHOLDERS’ DEFICIT
(US dollars in thousands)

					Accumulated
				Additional	Other		Total
	Preferred	Common	Treasury	Paid-In	Comprehensive	Accumulated	Stockholders’
	Stock	Stock	Stock	Capital	Income/(Loss)	Deficit	Deficit
Balance as of January 1, 2008	$6	$24	$(347,740)	$575,589	$3,477	$(477,497)	$(246,141)
Comprehensive income:
Net loss attributable to common stockholders	—	—	—	—	—	(487,039)	(487,039)
Unrealized losses on available for sale equity investments	—	—	—	—	(13,472)	—	(13,472)
Fair value movements on cash flow hedges	—	—	—	—	1,695	—	1,695
Foreign currency translation (zero tax applicable)	—	—	—	—	(259)	—	(259)

Total comprehensive loss							(499,075)

Recapitalization	—	—	—	(308)	—	—	(308)
Share-based compensation	—	—	—	574,355	—	—	574,355
Warrant exercises	—	1	—	2,567	—	—	2,568
Warrants repurchased	—	—	—	(37,582)	—	—	(37,582)
Capital contributions	—	—	—	525	—	—	525
Shares repurchased	—	—	—	(3,987)	—	—	(3,987)
Dividends declared	—	—	—	—	—	(16,077)	(16,077)

Distributions to former GLG owners	—	—	—	—	—	(118,354)	(118,354)

Balance as of September 30, 2008	$6	$25	$(347,740)	$1,111,159	$(8,559)	$(1,098,967)	$(344,076)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLG PARTNERS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED AND COMBINED
STATEMENTS OF CASH FLOWS
(US dollars in thousands)

	Nine months ended September 30,
	2008	2007
Cash Flows From Operating Activities
Net (loss)/income attributable to common stockholders	$(487,039)	$167,123
Adjustments to reconcile net (loss)/income attributable to common stockholders to net cash provided by operating activities:
Minority interests	—	479
Depreciation	2,019	1,522
Foreign exchange gains on investments	78	39
Share based compensation	574,355	—
Cash flows due to change in:
Fees receivable	348,348	211,276
Prepaid expenses and other assets	(3,625)	(6,703)
Rebates and sub-administration fees payable	(135)	327
Accrued compensation, benefits and profit share	(282,643)	(47,551)
Income taxes payable	(16,635)	(6,056)
Distributions payable	(23,501)	62,001
Accounts payable and other accruals	10,492	(4,963)
Other liabilities	14,488	(1,446)

Net cash provided by operating activities	136,202	376,046

Cash Flows From Investing Activities
Investment in subsidiary	(2,500)	—
Transfer to restricted cash	(297)	—
Purchase of property and equipment	(7,091)	(4,367)

Net cash used in investing activities	(9,888)	(4,367)

Cash Flows From Financing Activities
Warrant exercises	2,568	—
Warrant repurchases	(37,582)	—
Share repurchases	(3,987)	—
Capital contributions	525	487
Dividends paid	(10,652)	—
Acquisition related transaction costs	(308)	—
Distributions to former GLG owners	(118,354)	(254,331)

Net cash used in financing activities	(167,790)	(253,844)

Net decrease in cash and cash equivalents	(41,476)	(117,835)
Effect of foreign currency translation on cash	(259)	749
Cash and cash equivalents at beginning of period	429,422	273,148

Cash and cash equivalents at end of period	$387,687	$391,732

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
The unaudited condensed consolidated and combined financial statements are presented in US Dollars ($) and prepared under US GAAP. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations and cash flows of the Company have been included. The condensed consolidated and combined financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated.
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
Prior to this acquisition, the Company consolidated GLG Holdings Inc. and GLG Inc. pursuant to the requirements of FASB Interpretation No. 46, Consolidation of Variable Interest Entities, since they were variable interest entities and the Company was the Primary Beneficiary. GLG Holdings Inc. is the holding company (and acts solely as a holding company) for GLG Inc., a dedicated research and administrative services provider based in New York. GLG Inc. provides dedicated research and administrative services to GLG Partners LP with respect to GLG’s U.S. focused investment strategies. The consolidated and combined assets of GLG Holdings Inc. and GLG Inc. were $11,774 as at December 31, 2007.
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
Minority interest in respect of these entities at December 31, 2007 relates to their entire equity and retained earnings, in which GLG does not hold any economic interest.
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
The Exchangeable Shares are exchangeable at the holders’ option for an equal number of shares of the Company’s common stock at any time for zero consideration. Upon exchange of the Exchangeable Shares, an equivalent number of shares of the Company’s Series A preferred stock will be concurrently redeemed. The shares of Series A preferred stock are entitled to one vote per share and to vote with the common stockholders as a single class but have no economic rights. The Exchangeable Shares carry dividend but no voting rights except with respect to certain limited matters which will require the majority vote or written consent of the holders. The combined ownership of the Exchangeable Shares and the Series A preferred stock provides the holders with voting rights equivalent to those of the Company’s common stockholders.
The dividend rights of the Exchangeable Shares are such that the holders will receive an equivalent dividend to dividends paid to the common stockholders (“Exchangeable Shares dividend”). The Exchangeable Shares dividend is presented as an expense within minority interest in the condensed consolidated and combined statements of operations. In addition, the holders of the Exchangeable Shares will receive a cumulative dividend based on the Company’s estimate of the net taxable income of FA Sub 2 Limited allocable to such holders multiplied by an assumed tax rate of 43.783%. The cumulative dividend rights of the holders of the Exchangeable Shares are in excess of those of the Company’s common stockholders, and these rights are presented as an expense within minority interest in the condensed consolidated and combined statements of operations.

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
Performance fees are calculated as a percentage of investment gains (which includes both realized and unrealized gains) less management and administration fees, subject in certain cases to performance hurdles, over a measurement period, generally six months. The Company has elected to adopt the preferred method of recording performance fee income, Method 1 of EITF Topic D-96, Accounting for Management Fees Based on a Formula (“Method 1”). Under Method 1, the Company does not recognize performance fee revenues until the end of the measurement period when the amounts are crystallized.
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

GLG PARTNERS, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED AND COMBINED
FINANCIAL STATEMENTS (Continued)
(US Dollars in thousands, except share and per share amounts)
both the investee and investing fund levels, to the extent, if any, that the performance fee charged at the investing fund is greater than the performance fee charged at the investee fund level; and

•	administration fees are charged at both the investing and investee fund levels.
Due to the impact of foreign currency exposures on management and performance fees, the Company has elected to utilize cash flow hedge accounting to hedge a portion of its anticipated foreign currency denominated revenue. The effective portion of the hedge is recorded as a component of other comprehensive income and is released into management or performance fee income, respectively, when the hedged revenues impact the income statement. The ineffective portion of the hedge is recorded each period as derivative gain or loss in other income or other expense, respectively. See “—Derivatives and Hedging” for a further discussion of the Company’s foreign exchange hedging activities.
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
The Company has hedged €35,000,000 of monthly management fee receivables from June to November 2008 with a final settlement date of December 10, 2008.
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

GLG PARTNERS, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED AND COMBINED
FINANCIAL STATEMENTS (Continued)
(US Dollars in thousands, except share and per share amounts)
SFAS No. 157 established a fair value hierarchy that distinguishes between independent observable inputs and unobservable inputs based on the best information available. SFAS No. 157 expands disclosures about the use of fair value to measure assets and liabilities, the effect of these measurements on earnings for the period, and the inputs used to measure fair value. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-1 to exclude SFAS No. 13, Accounting for Leases, and its related interpretive accounting pronouncements that address leasing transactions, from the scope of SFAS No. 157. In February 2008, the FASB also issued FSP FAS 157-2 to allow entities the option to defer the effective date of SFAS No. 157 for non-financial assets and liabilities, except for those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until January 1, 2009. The Company will apply the fair value measurement provisions of SFAS No. 157 to its non-financial assets and liabilities effective January 1, 2009. The January 1, 2008 adoption of the other provisions of SFAS No. 157 had no impact on retained earnings and is not expected to have a material impact on the Company’s results of operations and financial condition.  On October 10, 2008, the FASB issued FSP FAS 157-3, “Determining Fair Value in a Market That Is Not Active” (“FSP FAS 157-3”), which is effective upon issuance, to help constituents measure fair value in markets that are not active. The adoption of FSP FAS 157-3 did not have a material impact on the Company’s results of operations or financial condition.
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
In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP FAS 133-1 and FIN 45-4”). FSP FAS 133-1 and FIN 45-4 is intended to improve disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of the sellers of credit derivatives. The Company is currently evaluating the impact of adopting FSP FAS 133-1 and FIN 45-4 but the adoption is not expected to have a material impact on the Company’s results of operations or financial condition.
In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, “Earnings per Share.” Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. All prior-period earnings per share data presented shall be adjusted retrospectively. Early application is not permitted. The adoption of FSP EITF 03-6-1 is not expected to have a material impact on the Company’s results of operations or financial condition.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net (loss)/income applicable to common stockholders	$(167,088)	$28,962	$(487,039)	$167,123
Weighted-average common stock outstanding (in thousands) – basic	211,417	135,712	211,357	135,712
Net (loss)/income per share applicable to common stockholders – basic	$(0.79)	$0.21	$(2.30)	$1.23

Weighted-average common stock outstanding (in thousands) – diluted	211,417	194,617	211,357	194,617
Net (loss)/income per share applicable to common stockholders – diluted	$(0.79)	$0.15	$(2.30)	$0.86
Reconciliation of weighted-average common stock outstanding – basic to weighted-average common stock outstanding – diluted:
Weighted-average common stock outstanding – basic (in thousands)	211,417	135,712	211,357	135,712
FA Sub 2 Limited Exchangeable Shares	—	58,905	—	58,905

Weighted-average common stock outstanding – diluted (in thousands)	211,417	194,617	211,357	194,617

The following common stock equivalents have been excluded from the computation of weighted-average stock outstanding as of September 30, 2008 and 2007 as they would have been anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Common stock held in Treasury	25,382	25,382	25,382	25,382
FA Sub 2 Limited Exchangeable Shares	58,905	—	58,905	—
Common stock awarded in connection with share-based compensation arrangements	8,882	6,397	8,882	6,397
Public stockholders’ warrants	32,985	—	32,985	—
Co-investment warrants	5,000	—	5,000	—
Sponsors’ warrants	4,500	—	4,500	—

	135,654	31,779	135,654	31,779

In addition, 12,000 founders’ warrants have not been included in the computation of weighted-average stock outstanding as of September 30, 2008 and 2007, because they are only exercisable in the event that the last sale price of the Company’s common stock equals or exceeds $14.25 per share for any 20 trading days within a 30-trading day period, and to do so would have been anti-dilutive.
3. COMMITMENTS AND CONTINGENCIES
Regulatory Proceedings
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
4. INCOME TAXES
The Company calculates its effective tax rate on profit before tax and certain non-tax deductible compensation expense. For the first nine months of 2008, $588,500 of the Company’s compensation expense related to acquisition-related share based compensation, $541,400 of which is not tax deductible, compared to $0 for the first nine months of 2007. The Company’s profit before tax and before this expense was $83,600 and $200,600 for the first nine months of 2008 and 2007, respectively. The Company’s effective tax rate based on this measure was 15.1% and 16.5% for the first nine months of 2008 and 2007, respectively. This is lower than the U.S. Federal rate of tax of 35.0% as the Company’s profits are predominantly earned in the United Kingdom and the Cayman Islands which apply lower rates of tax.
5. FAIR VALUES OF FINANCIAL INSTRUMENTS
SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 establishes a fair value hierarchy that prioritizes the use of inputs used in valuation methodologies into the following three levels:
—	Level 1: Inputs to the valuation methodology are quoted prices, unadjusted, for identical assets or liabilities in active markets. A quoted price in an active market provides the most reliable evidence of fair value and shall be used to measure fair value whenever available.

—	Level 2: Inputs to the valuation methodology include quoted prices for similar assets or liabilities in active markets; inputs to the valuation methodology include quoted prices for identical or similar assets or liabilities in markets that are not active; or inputs to the valuation methodology that are derived principally from or can be corroborated by observable market data by correlation or other means.

—	Level 3: Inputs to the valuation methodology are unobservable and significant to the fair value measurement. Level 3 assets and liabilities include financial instruments whose value is determined using discounted cash flow methodologies, as well as instruments for which the determination of fair value requires significant management judgment or estimation.
Investments at fair value include available for sale investments in listed GLG Funds. These investments are valued at the final Net Asset Value (“NAV”) as published by the relevant exchange. Other assets include the fair value of foreign exchange derivatives, which are valued at quoted forward prices from foreign exchange counterparties and discounted to present value using prevailing risk free rates for the Company’s functional currency.
In accordance with the fair value hierarchy described above, the following table shows the fair value of our financial assets and liabilities that are required to be measured at fair value as of September 30, 2008, which are classified as “Non-current assets”:

GLG PARTNERS, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED AND COMBINED
FINANCIAL STATEMENTS (Continued)
(US Dollars in thousands, except share and per share amounts)

Fair Value Measurements
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)
Assets

Available for sale investments	$82,558	—	$82,558	—

Other assets (financial derivatives)	$4,401	—	$4,401	—

6. SHARE BASED COMPENSATION
The Company has assumed from April 1, 2008 a forfeiture rate of 10% per annum for restricted stock awards under the Restricted Stock Plan and the LTIP and share awards under the equity participation plan and from July 1, 2008 a forfeiture rate of 10% per annum for cash awards under the equity participation plan. Shares subject to the agreement among the principals and trustees continue to carry a zero forfeiture rate estimate. The impact of the change in forfeiture assumptions was not material for the nine months ended September 30, 2008.
During the quarter ended September 30, 2008, 406,908 shares were forfeited, of which 314,908 shares remain as treasury stock held by two subsidiary limited partnerships (and are included in the Company’s total common share count as issued and outstanding) and 92,000 shares were returned to the Company and cancelled.
7. DERIVATIVE FINANCIAL INSTRUMENTS
For the quarter ended September 30, 2008, the fair value of financial instruments has been recorded as follows:

Three months ended
September 30, 2008
Balance Sheet
Fair Value of Derivative Financial Instruments – designated in a cash flow hedge relationship at end of period (included in Other Assets)	$4,401
Fair Value of Derivative Financial Instruments – designated in a cash flow hedge relationship at beginning of period (included in Other Liabilities)	(1,210)

Change in Fair Value of Derivative Financial Instruments	$5,611

Fair values are allocated as follows:

Statement of Changes in Equity:
Gain recorded in other comprehensive income in period — cash flow hedges	$3,732
Loss reclassified from other comprehensive income to income	(1,293)

Total gain carried forward in Other Comprehensive Income	2,439

Statement of Operations:
Increase in Management Fees	1,241
Increase in Other income (ineffective portion of hedge and excluded from effectiveness assessment)	1,931

Total impact on Statement of Operations	3,172

Total impact on Comprehensive Income	$5,611

GLG PARTNERS, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED AND COMBINED
FINANCIAL STATEMENTS (Continued)
(US Dollars in thousands, except share and per share amounts)
8. SHAREHOLDERS EQUITY
     The following transactions occurred in the common stock of the Company:

Number of shares
Common stock outstanding at December 31, 2007	244,730,988

Warrants exercised	2,147,939
Shares repurchased	(344,355)
Stock awarded under LTIP arrangements	1,164,325
Stock forfeited and cancelled under share-based compensation arrangements	(359,000)
Cancellation and replacement of stock previously issued under share-based compensation arrangements with equivalent restricted stock obligations	(1,545,500)

Common stock outstanding at September 30, 2008	245,794,397

On February 25, 2008 a dividend of $0.025 per share of common stock was declared payable on April 21, 2008 to holders of record on April 10, 2008. Total dividends of $6,244 were recognized for the three months ended March 31, 2008.
On June 16, 2008 a dividend of $0.025 per share of common stock was declared payable on July 21, 2008 to holders of record on July 10, 2008. Dividends of $5,568 have been provided for the three months ended June 30, 2008 (totaling $11,812 for the six months ended June 30, 2008) after charging dividends on shares expected to be forfeited to operating expense.
On September 26, 2008 a dividend of $0.025 per share of common stock was declared payable on October 21, 2008 to holders of record on October 10, 2008. Total dividends of $4,265 were recognized for the three months ended September 30, 2008 after transfer of $1,494 to compensation for dividends paid on shares forfeited, anticipated to forfeit or awarded to non-employees.
Exchangeable Shares dividends of $0.025 per share in the aggregate amount of $1,472.7 were also declared, payable on each of April 21, 2008, July 21, 2008 and October 21, 2008, to holders of the FA Sub 2 Limited Exchangeable Shares, who are entitled to dividends based on the number of shares of common stock of the Company into which the Exchangeable Shares are exchangeable (58,904,993). These Exchangeable Shares dividends are recorded as an expense within minority interest in the statements of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with our condensed consolidated and combined financial statements and the related notes (referred to as the “consolidated and combined financial statements”) included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and our audited consolidated and combined financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K/A for the year ended December 31, 2007. The information in this section contains forward-looking statements. Our actual results may differ significantly from the results suggested by these forward-looking statements and our historical results as a result of certain risks and uncertainties which are described in Risk Factors included in Part II, Item 1A of this Quarterly Report on Form 10-Q.
General
Our Business
     We are a leading alternative asset manager offering our clients a diverse range of investment products. Our primary business is to provide investment management advisory services for various investment funds and companies (the “GLG Funds”). We currently derive our revenues from management fees and administration fees based on the value of the assets in the GLG Funds and accounts we manage, and performance fees based on the performance of the GLG Funds and accounts managed by us. Substantially all of our assets under management, or AUM, are attributable to third-party investors, and the funds and accounts managed by us are not consolidated into our financial statements. As of September 30, 2008, our net AUM (net of assets invested in other funds managed by us) was approximately $17.3 billion, down from approximately $23.7 billion as of June 30, 2008. As of September 30, 2008 our gross AUM (including assets invested in other funds managed by us) was approximately $21.2 billion, down from approximately $27.9 billion as of June 30, 2008.
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
Factors Affecting Our Business
     Our business and results of operations are impacted by the following factors:
•	Assets under management. Our revenues from management and administration fees are directly linked to AUM. As a result, our future performance will depend on, among other things, our ability both to retain AUM and to grow AUM from existing and new products.

•	Fund performance. Our revenues from performance fees are linked to the performance of the GLG Funds and accounts we manage. Performance also affects AUM because it influences investors’ decisions to invest assets in, or withdraw assets from, the GLG Funds and accounts managed by us.

•	Currency exchange rates. The GLG Funds typically offer share classes denominated in foreign currencies and as a result, earn fees in those currencies based on AUM denominated in those currencies. Consequently, our fee revenues are affected by exchange rate movements.

•	Personnel, systems, controls and infrastructure. We depend on our ability to attract, retain and motivate leading investment and other professionals. Our business requires significant investment in our fund management platform, including infrastructure and back-office personnel. We have in the past paid, and expect to continue in the future to pay, these professionals significant compensation and a share of our profits.

•	Fee rates. Our management and administration fee revenues are linked to the fee rates we charge the GLG Funds and accounts we manage as a percentage of their AUM. Our performance fees are linked to

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
     We also have a limited partner profit share arrangement which remunerates certain individuals through distributions of profits from two of our subsidiaries, GLG Partners LP and GLG Partners Services LP, paid either to two limited liability partnerships in which those individuals are members or directly to a limited number of individuals who are limited partners of the GLG Partners Services LP. Through these partnership interests and under the terms of services agreements between the subsidiaries and the limited liability partnerships, these individuals are entitled to priority draws and an additional discretionary share of the profits earned by the subsidiaries. These partnership draws and profit share distributions are referred to as “limited partner profit share” and are discussed further under “— Expenses —Compensation, Benefits and Limited Partner Profit Share” below. Charges related to the limited partner profit share arrangement are recognized as operating expenses as the related revenues are recognized and associated services provided.
Equity-Based Compensation
     Prior to December 31, 2006, GLG had not granted any equity-based awards. In March 2007, GLG established the equity participation plan to provide key individuals limited partnership interests in two limited partnerships, Sage Summit LP and Lavender Heights Capital LP, with the right to receive a percentage of the proceeds derived from an initial public offering relating to the Acquired Companies or a third-party sale of the Acquired Companies. Upon consummation of the Acquisition, Sage Summit LP and Lavender Heights Capital LP received collectively 15% of the total consideration of cash and our capital stock payable to the GLG Shareowners in the Acquisition. In accordance with GAAP, the issued and outstanding shares of our capital stock paid to Sage Summit LP and Lavender Heights Capital LP in the Acquisition are considered as treasury shares for accounting purposes and are included in our total common share count as issued and outstanding. The equity participation plan was initially subdivided into an “A Sub-Plan” and a “B Sub-Plan”. These limited partnerships distributed to A Sub-Plan limited partners an aggregate of 25% of such amounts upon consummation of the Acquisition, and the remaining 75% will be distributed to the A Sub-Plan limited partners in three equal installments upon vesting over a three-year period on the first, second and third anniversaries of the consummation of the Acquisition, subject to the ability of the general partners of the limited partnerships, whose respective boards of directors consist of the Trustees, to accelerate vesting. B Sub-Plan member entitlements vest in equal installments on the first, second, third and fourth anniversaries of the consummation of the Acquisition subject to the ability of the general partners of the limited partnerships, whose respective boards of directors consist of the Trustees, to accelerate vesting. The unvested portion of such amounts will be subject to forfeiture back to Sage Summit LP and Lavender Heights Capital LP (and not GLG), in the event of termination of the individual as a limited partner prior to each vesting date, unless such termination is without cause after there has been a change in control of our company or due to death or disability. To the extent awards granted under the equity participation plan are forfeited, these amounts may be reallocated by Sage Summit LP and Lavender Heights Capital LP to their then existing or future limited partners (i.e., participants in the plan). Because forfeited awards are returned to the limited partnerships, and not GLG, the forfeited shares remain issued and outstanding and the cash and shares held by the limited partnerships may be reallocated without further dilution to our shareholders. The equity portion of this plan is being accounted for in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, which require that such equity instruments are recorded at their fair value on the measurement date, which date is typically upon the inception of the services that will be performed, remeasured at subsequent dates to the extent the awards are unvested, and amortized into expense over the vesting period utilizing the accelerated method.
     Ten million shares of our common stock, which were part of the purchase price in respect of the Acquisition, were reserved for allocation under the Restricted Stock Plan. Of these shares, 9,877,000 shares were allocated to our employees, service providers and certain key personnel. 911,000 shares of this reserve were unallocated as of September 30, 2008 following forfeitures (net of new allocations) of 788,000 since the Acquisition. These awards are subject to vesting, typically over four years, which may be accelerated. We also adopted the 2007 Long-Term Incentive Plan, or LTIP, which provides for the grants of incentive and non-qualified stock options, stock appreciation rights, common stock, restricted stock, restricted stock units, performance units and performance shares to employees, service providers, non-employee directors and certain key personnel who hold direct or indirect limited partnership interests in certain GLG entities. The Company is authorized to issue up to 40 million shares under the LTIP. Shares of restricted stock awarded under the Restricted Stock Plan and the LTIP are issued and outstanding shares, except in the case of awards under these plans to personnel who are members of the limited partner profit share arrangement in which case shares are issued and become outstanding only as the awards vest. Unvested awards under the LTIP and Restricted Stock Plan which are forfeited, to the extent shares are issued, are returned to us and cancelled.
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
     All of these arrangements are accounted for in accordance with SFAS 123(R) (or EITF 96-18 in respect of awards to non-employees under the Restricted Stock Plan and LTIP) and will be amortized into expense over the applicable vesting period using the accelerated method. As a result, following the completion of the Acquisition, compensation and benefits reflect the amortization of significant non-cash equity-based compensation expenses associated with the vesting of these equity-based awards, which under GAAP acts to reduce our net income and may result in net losses. The agreement provides for vesting of 17.5% on the consummation of the Acquisition, and 16.5% on each of the first through fifth anniversaries of the Acquisition.
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
       Consequently in the second quarter of 2008 we revised our forfeiture assumptions with respect to forfeitures among our stock awards under the Restricted Stock Plan, equity participation plan and LTIP to an assumed rate of 10% per annum. The forfeiture assumption for the agreement among the principals and trustees remains at zero. In the third quarter of 2008 we also changed our forfeiture assumption with respect to forfeitures of the cash component of the equity participation plan to align with the equity component to an assumed rate of 10% per annum.
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
     Due to the changing mix of our AUM related to the impact of redemptions from higher yielding alternative strategy funds during the quarter ended September 30, 2008 and continuing in the subsequent quarter, the inflow in October 2008 of a material institutional managed account which earns a wholesale level management fee, and the side pocketing of certain private placement investments in some of the funds that we manage into special asset vehicles, we expect that our combined management fee yield will decline to lower levels in future quarters.
Performance Fees
     Our gross performance fee rates are set as a percentage of fund performance, calculated as investment gains (both realized and unrealized), less management and administration fees, subject to “high water marks” and, in the case of most long-only funds, four external FoHFs and three single manager alternative strategy funds, to performance hurdles. As a result, even when a GLG Fund has positive performance, we may not earn a performance fee due to negative fund performance in prior measurement periods and in some cases due to a failure to reach a hurdle rate. High water marks and performance hurdles, however, are determined on a fund-by-fund basis and performance fees are not netted across funds, other than in the case of the GLG Emerging Markets (Special Assets) Fund. The GLG Emerging Markets (Special Assets) Fund does not earn a performance fee until an investors high water mark across both the GLG Emerging Markets (Special Assets) Fund and its parent fund (the GLG Emerging Markets Fund) is exceeded. Accordingly, any funds above high water marks and applicable performance hurdles at the end of the relevant measurement period will contribute to performance fee revenue. As of September 30, 2008, all of our long-only funds and a vast majority of our single-manager alternative strategy funds subject to high water marks were below their respective high water marks. Accordingly, even if our funds that are below high water marks have positive performance during the last quarter of 2008 or in subsequent performance periods, our ability to earn performance fees during those periods will be adversely impacted due to the number of funds subject to high water marks and the amounts to be recovered.

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
Fees on Managed Accounts
     Managed account fee structures are negotiated on an account-by-account basis and may be more complex than for the GLG Funds. Across the managed account portfolio, fee rates vary according to the underlying mandate and, excluding one material managed account, in the aggregate are generally within the performance and management fee ranges charged with respect to comparable fund products. In October 2008, a new material managed account funded which provides for a management fee at institutional rates and a performance fee based on exceeding certain benchmarks even in a scenario with negative performance.
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
     Beginning in mid-2006, GLG entered into partnership with a number of our key personnel in recognition of their importance in creating and maintaining the long-term value of our business. These individuals ceased to be employees and either became holders of direct or indirect limited partnership interests in one of two of our subsidiaries GLG Partners LP and GLG Partners Services LP, or formed two limited liability partnerships, Laurel Heights LLP and Lavender Heights Capital LLP, through which they provided services to the GLG entities. Through these partnership interests, these key individuals are entitled to partnership draws as priority distributions, which are recognized in the period in which they are payable. There is an additional limited partner profit share distribution, which is recognized in the period in which the related revenues are recognized and associated services provided. This additional distribution represents a substantial majority of the limited partner profit share for the year and is typically paid at the beginning of the following year. Key personnel that are participants in the limited partner profit share arrangement do not receive any salaries or discretionary bonuses from us, except for the salary paid by GLG Partners, Inc. to our Chief Operating Officer.
     Under GAAP, limited partner profit share is treated as an operating expense in the period the limited partner provides services.
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
Acquisition-Related Compensation Expense
     Following the Acquisition, and as required by SFAS 123(R), our GAAP compensation, benefits and profit share expense reflects share-based and other compensation recognized with respect to (a) the 15% of the total consideration of cash and capital stock received collectively by Sage Summit LP and Lavender Heights Capital LP in association with the Acquisition (including with respect to the cash portion of the awards under the equity participation plan in the aggregate amounts of $72 million, $36 million and $5 million for the three 12-month periods beginning with the consummation of the Acquisition), the 10,000,000 shares allocated for the benefit of employees, service providers and certain key personnel under the Restricted Stock Plan, and the agreement among the principals and trustees and (b) dividends paid on unvested shares that are ultimately not expected to vest.
     Under GAAP, there is a charge to compensation expense for Acquisition-related compensation expense based on certain service conditions. However, management believes that this charge does not reflect our ongoing core business operations and compensation expense and excludes such amounts for purposes of assessing our ongoing core business performance. In the case of the Acquisition-related compensation expense associated with Sage Summit LP and Lavender Heights Capital LP, because awards forfeited by participants in the equity participation plan who are no longer limited partners are returned to Sage Summit LP and Lavender Heights Capital LP, and not GLG, and the cash and stock held by the limited partnerships may be reallocated to then existing or future participants in the plan without further dilution to our shareholders and because the amount of consideration received by the entities in the Acquisition was awarded based on the contributions of the participants in the equity participation plan prior to the Acquisition and the amount reduced the number of shares which would otherwise have been paid to the GLG Shareowners in the Acquisition, management measures ongoing business performance by excluding these amounts. In the case of the Acquisition-related compensation expense associated with the Restricted Stock Plan, because the amount allocated to the Restricted Stock Plan was designed to recognize employees, service providers and key personnel for their contribution to GLG prior to the Acquisition and because the shares allocated to the Restricted Stock Plan reduced the number of shares which would otherwise have been paid to GLG’s shareholders in the Acquisition, management measures ongoing business performance by excluding these amounts. In the case of the Acquisition-related compensation expense associated with the agreement among principals and trustees, because, notwithstanding the service requirement in SFAS 123(R), neither the vesting nor forfeiture provisions of that agreement would be accretive or dilutive to our present or future shareholders, management measures ongoing business performance by excluding these amounts.
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
Assessing Business Performance
     As discussed above under “— Expenses — Compensation, Benefits and Limited Partner Profit Share”, we assess our personnel-related expenses based on the measure non-GAAP CBP. Non-GAAP CBP reflects GAAP compensation, benefits and profit share expense, adjusted to exclude the Acquisition-related compensation expense described above under “— Expenses — Compensation, Benefits and Limited Partner Profit Share” and “— Expenses —Acquisition-Related Compensation Expense”.
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
     We are providing these non-GAAP financial measures to enable investors, securities analysts and other interested parties to perform additional financial analysis of our personnel-related costs and our earnings from operations and because we believe that they will be helpful to investors in understanding all components of the personnel-related costs of our business. We believe that the non-GAAP financial measures also enhance comparisons of our core results of operations with historical periods. In particular, we believe that the non-GAAP adjusted net income measure better represents profits available for distribution to stockholders than does GAAP net income primarily because of the adjustment described above. In addition, we use these non-GAAP financial measures in our evaluation of our core results of operations and trends between fiscal periods and believe these measures are an important component of our internal performance measurement process. We also prepare forecasts for future periods on a basis consistent with these non-GAAP financial measures.
     Under our revolving credit and term loan facilities, we are required to maintain compliance with certain financial covenants based on adjusted earnings before interest expense, provision for income taxes, depreciation and amortization, or adjusted EBITDA, which is calculated based on the non-GAAP adjusted net income measure, further adjusted to add back interest expense, provision for income taxes, depreciation and amortization. Non-GAAP adjusted net income has certain limitations in that it may overcompensate for certain costs and expenditures related to our business.
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

Assets Under Management
September 30, 2008 Compared to June 30, 2008, December 31, 2007 and September 30, 2007
Change in AUM between September 30, 2008, June 30, 2008, December 31, 2007 and September 30, 2007
(U.S. Dollars in millions)

	As of Sept	As of June	3-Month	As of Dec	9-Month	As of Sept	12-Month
	30, 2008	30, 2008	Change	31, 2007	Change	30, 2007	Change
Alternative strategy	$13,692	$17,772	(4,080)	$18,833	(5,140)	$14,713	(1,020)
Long-only	3,079	4,684	(1,605)	4,774	(1,695)	4,561	(1,482)
Internal FoHF	1,690	2,191	(501)	2,318	(628)	1,651	39
External FoHF	587	691	(104)	598	(12)	598	(12)

Gross fund-based AUM	19,048	25,337	(6,289)	26,523	(7,475)	21,524	(2,475)

Managed accounts	1,843	2,110	(267)	2,357	(514)	1,905	(62)
Cash and other holdings	261	448	(187)	206	55	164	97

Gross AUM	21,152	27,895	(6,743)	29,086	(7,933)	23,593	(2,440)

Less: alternative strategy investments in GLG Funds	(2,161)	(2,125)	(35)	(2,090)	(71)	(1,419)	(742)
Less: long-only investments in GLG Funds (1)	(5)	(5)	—	—	(5)	—	(5)
Less: internal FoHF investments in GLG Funds	(1,674)	(2,047)	373	(2,331)	657	(1,653)	(21)
Less: external FoHF investments in GLG Funds	(32)	(50)	18	(53)	21	(55)	23
Net AUM	$17,280	$23,668	(6,388)	$24,612	(7,331)	$20,466	(3,186)

Quarterly average gross AUM	$24,524	$28,516		$26,339		$22,557
Quarterly average net AUM	20,474	24,157		22,539		19,526

Opening net AUM	$23,668	$24,646		$20,466		$18,585
Inflows (net of redemptions)	(2,182)	(629)		2,927		1,633
Performance (gains net of losses and fees)	(3,139)	(269)		986		(297)
Currency translation impact (non USD AUM expressed in USD)	(1,068)	(80)		233		545

Closing net AUM	$17,280	$23,668		$24,612		$20,466

(1)	Previously included in alternative strategy investments in GLG Funds.
     During the three months ended September 30, 2008, our gross AUM decreased by $6.7 billion to $21.2 billion and net AUM decreased by $6.4 billion to $17.3 billion. The decline in net AUM was attributable to the following factors:
•	Negative performance during the three months ended September 30, 2008, resulting in performance losses (net of gains) of $3.1 billion (which included an estimated $95.0 million in aggregate direct exposure of certain GLG Funds to the appointment of administrators for Lehman Brothers International (Europe));

•	Strengthening of the U.S. dollar against other currencies in which our funds and managed accounts are denominated, resulting in a negative foreign exchange impact of $1.1 billion during the three months ended September 30, 2008;

•	Net outflows of $2.2 billion (which included $1.3 billion of redemptions from the GLG Emerging Markets Fund and other emerging markets funds previously anticipated due to the announced departure of the portfolio manager of those funds); and

•	Overall pause in the industry given the current market conditions.

     The ratio between net and gross AUM declined slightly between June 30, 2008 and September 30, 2008, reflecting generally stable and consistent relative levels of fund-in-fund investments, with respect to both investments by our FoHF products in certain funds managed by us and investments by certain single-manager alternative strategy funds managed by us in other single-manager alternative strategy funds managed by us.
     On April 22, 2008, we announced the departure of the portfolio manager of the GLG Emerging Markets Fund and three other emerging markets funds effective October 2008. As a result of this departure, approximately $4.0 billion (including approximately $2.4 billion after September 30, 2008) has been redeemed from these GLG Funds as of November 7, 2008.
     On September 15, 2008, Lehman Brothers Holdings Inc. (“Lehman Brothers”) filed for Chapter 11 bankruptcy in the United States and administrators were appointed for Lehman Brothers International (Europe) (“LBIE”), Lehman Brothers’ prime brokerage unit in the United Kingdom. We currently estimate that the combined direct exposure of the GLG Funds to the administration proceedings of LBIE and the insolvency proceedings of other entities in the Lehman Brothers group amounts to approximately $95.0 million, or less than 1% of our total net AUM. Our assessment of this exposure is based upon a number of assumptions, including that:
•	amounts which LBIE was required to treat as client money and not use in the course of its business were and are, in fact, so held and will be released upon repayment of all the affected GLG Fund’s debt to LBIE (and are therefore excluded from the estimated exposure amounts);

•	the information we have received to date from the administrators of LBIE in relation to rehypothecation of assets is accurate;

•	unsettled transactions at the time LBIE entered into administration proceedings will be determined on the basis of a cash settlement of those trades, in accordance with contractual agreements between the affected GLG Fund and LBIE, or cancelled;

•	the cash settlement amounts for terminated over-the-counter derivatives and other transactions will be as determined by us; and

•	there are no other factors, which if known to us, would lead us to conclude that the business of LBIE was conducted otherwise than in accordance with the contractual documentation.
     Based on legal and professional advice recently obtained, we believe these assumptions are reasonable. However, until we are able to fully reconcile our information and assumptions with the administrators of LBIE, these estimates could change or the assumptions may prove to be incorrect.
     During the nine months ended September 30, 2008, our gross AUM decreased by $7.9 billion to $21.2 billion and net AUM decreased by $7.3 billion to $17.3 billion. The decline in net AUM was attributable to the following factors:
•	Negative performance during the nine months ended September 30, 2008, resulting in performance losses (net of gains) of $5.0 billion (which included an estimated $95.0 million in aggregate direct exposure of certain GLG Funds to the appointment of administrators for LBIE);

•	Strengthening of the U.S. dollar against other currencies in which our funds and managed accounts are denominated, resulting in a negative foreign exchange impact of $0.3 billion during the nine months ended September 30, 2008;

•	Net outflows of $2.0 billion (which included $1.6 billion of redemptions from the GLG Emerging Markets Fund and other emerging markets funds previously anticipated due to the announced departure of the portfolio manager of those funds); and

•	Overall pause in the industry given the current market conditions.

     The ratio between net and gross AUM decreased slightly between December 31, 2007 and September 30, 2008, reflecting generally stable and consistent relative levels of fund-in-fund investments, with respect to both investments by our FoHF products in certain funds managed by us and investments by certain single-manager alternative strategy funds managed by us in other single-manager alternative strategy funds managed by us.
     During the twelve months ended September 30, 2008, our gross AUM decreased by $2.4 billion to $21.2 billion and net AUM decreased by $3.2 billion to $17.3 billion. The decline in net AUM was attributable to the following factors:
•	Negative performance during the twelve months ended September 30, 2008, resulting in performance losses (net of gains) of $4.0 billion (which included an estimated $95.0 million in aggregate direct exposure of certain GLG Funds to the appointment of administrators for LBIE);

•	Strengthening of the U.S. dollar against other currencies in which our funds and managed accounts are denominated, resulting in a negative foreign exchange impact of $0.1 billion during the twelve months ended September 30, 2008;

•	Net inflows of $0.1 billion (which included $1.6 billion of redemptions from the GLG Emerging Markets Fund and other emerging markets funds previously anticipated due to the announced departure of the portfolio manager of those funds); and

•	Overall pause in the industry given the current market conditions.
     The ratio between net and gross AUM decreased 6% between September 30, 2007 and September 30, 2008, reflecting relatively slightly higher levels of fund-in-fund investments, with respect to both investments by our FoHF products in certain funds managed by us and investments by certain single-manager alternative strategy funds managed by us in other single-manager alternative strategy funds managed by us.
     During October 2008, the boards of directors of five of the GLG Funds managed by us have taken actions including restructuring redemptions, suspending redemptions and/or side pocketing certain investments in special asset vehicles. The estimated impact of these actions is that approximately $1.3 billion of gross AUM that may have been redeemed during the quarter ending December 31, 2008 will be redeemed in later periods.

Results of Operations
Condensed Combined and Consolidated GAAP Statement of Operations Information
(U.S. Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net revenues and other income
Management fees, net	$80,307	$78,558	$269,663	$198,892
Performance fees, net	6,833	803	89,762	343,835
Administration fees, net	17,751	16,306	60,448	42,986
Other income	(2,796)	6,905	2,412	7,875

Total net revenues and other income	102,095	102,572	422,285	593,588

Expenses
Employee compensation and benefits	(206,433)	(28,959)	(674,945)	(110,526)
Limited partner profit share	(20,954)	(17,000)	(102,185)	(207,500)

Compensation, benefits and profit share	(227,387)	(45,959)	(777,130)	(318,026)
General, administrative and other	(30,283)	(25,891)	(90,816)	(79,634)

Total expenses	(257,670)	(71,850)	(867,946)	(397,660)

(Loss) / income from operations	(155,575)	30,722	(445,661)	195,928

Net interest (expense) / income	(3,985)	3,048	(12,110)	4,694

(Loss) / income before income taxes	(159,560)	33,770	(457,771)	200,622

Income taxes	(3,160)	(4,735)	(12,656)	(33,020)

(Loss) / income before minority interests	(162,720)	29,035	(470,427)	167,602

Minority interests:
Share of income		(73)		(479)
Exchangeable Shares dividends	(1,472)	—	(4,418)	—
Cumulative dividends on Exchangeable Shares	(2,896)	—	(12,194)	—

Net (loss) / income attributable to common stockholders	$(167,088)	$28,962	$(487,039)	$167,123

Net Revenues and Other Income
Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007
Change in GAAP Net Revenues and Other Income between
Three Months Ended September 30, 2008 and Three Months Ended September 30, 2007
(U.S. Dollars in thousands)

	Three Months Ended September 30,
	2008	2007	Change
Net revenues and other income
Management fees, net	$80,307	$78,558	$1,749
Performance fees, net	6,833	803	6,030
Administration fees, net	17,751	16,306	1,445
Other income	(2,796)	6,905	(9,701)

Total net revenues and other income	$102,095	$102,572	$(477)

Key ratios*
Management fees / average net AUM, annualized	1.57%	1.61%

Administration fees / average net AUM, annualized	0.35%	0.33%

*	The ratio of total revenues and other income to average net AUM for the three month periods on an annualized basis are not meaningful because the majority of our performance fees crystallize in the second and fourth quarter.
     Total net revenues and other income decreased by $0.5 million, or 0.5%, to $102.1 million. This decrease was driven by a net loss of other income related to the negative impact of the strengthening of the U.S. dollar versus the Euro and British Pound, offset by growth in all categories of fee revenue.
     For management and administration fee revenues, we use annualized net fee yield as a measure of our fees generated for every dollar of our net AUM. The net management and administration fee yield is equal to the annualized management fees and administration fees, respectively, divided by quarterly average net AUM for the applicable period.
     Net management fees increased by $1.7 million, or 2.2%, to $80.3 million. This growth was a result of the following factors:
•	a 4.9% higher quarterly average net AUM balance between the periods which, at constant net management fee yield, resulted in an increase in management fees of $3.8 million; and

•	a decrease in the annualized net management fee yield from 1.61% to 1.57%, reflecting lower management fees per unit of AUM, which, when applied to the increased net AUM base, resulted in a decrease in management fees of $2.1 million.
     Net performance fees increased by $6.0 million, or 750.9%, to $6.8 million primarily due to the crystallization of performance fees in the third quarter on certain managed accounts. The majority of GLG Funds and accounts managed by GLG did not crystallize performance fees during the three-month periods presented and as a result, management believes performance fee revenue amounts are not indicative of the performance of GLG’s business during the periods presented.
     Net administration fees increased by $1.4 million, or 8.9%, to $17.8 million. This growth was driven by two main factors:
•	a 4.9% higher quarterly average net AUM balance between the periods which, at constant administration fee yield, resulted in an increase in administration fees of $0.8 million, or 54.8% of the total increase in administration fees; and

•	an increase in the annualized net administration fee yield from 0.33% to 0.35% which, when applied to the increased net AUM base, resulted in an increase in administration fees of $0.7 million, or 45.2% of the total increase in administration fees.
     Other income decreased by $9.7 million, or 140.5%, resulting in a loss of $2.8 million. This decrease was primarily due to our holding non-U.S. dollar cash balances which depreciated in value as a result of the strengthening U.S. dollar and giving rise to certain foreign exchange losses reflected in “Other income”.
Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007
Change in GAAP Net Revenues and Other Income between
Nine Months Ended September 30, 2008 and Nine Months Ended September 30, 2007
(U.S. Dollars in thousands)

	Nine Months Ended September 30,
	2008	2007	Change
Net revenues and other income
Management fees, net	$269,663	$198,892	$70,771
Performance fees, net	89,762	343,835	(254,073)
Administration fees, net	60,448	42,986	17,462
Other income	2,412	7,875	(5,463)

Total net revenues and other income	$422,285	$593,588	$(171,303)

Key ratios
Total net revenues and other income / average net AUM, annualized	2.50%	4.50%

Management fees / average net AUM, annualized	1.59%	1.51%

Administration fees / average net AUM, annualized	0.36%	0.33%

     Total net revenues and other income decreased by $171.3 million, or 28.9%, to $422.3 million. This decrease was primarily driven by a decline in performance fees partially offset by growth in the remaining categories of fee revenue – management fees and administration fees.
     For management and administration fee revenues, we use net fee yield as a measure of our fees generated for every dollar of our net AUM. The annualized net management and administration fee yield is equal to the annualized management fees and administration fees, respectively, divided by quarterly average net AUM for the applicable period.
     Net management fees increased by $70.8 million, or 35.6%, to $269.7 million. This growth was driven by two main factors:
•	a 28.3% higher quarterly average net AUM balance between the periods which, at constant net management fee yield, resulted in an increase in management fees of $56.4 million, or 79.6% of the total increase in management fees; and

•	an increase in the annualized net management fee yield from 1.51% to 1.59%, reflecting higher management fees per unit of AUM, which, when applied to the increased net AUM base, resulted in an increase in management fees of $14.4 million, or 20.4% of the total increase in management fees.
     The higher annualized net management fee yield was attributable primarily to investors participating in GLG Funds and managed accounts with higher management fee rates.

     Net performance fees decreased by $254.1 million, or 73.9%, to $89.8 million. This decline was driven by:
•	a lower percentage of the GLG Funds generating significant positive performance; and

•	a higher percentage of the GLG Funds unable to meet their respective high water marks since performance fees last crystallized, even if they generated positive performance during the nine month period.
     Net administration fees increased by $17.5 million, or 40.6%, to $60.4 million. This growth was driven by two main factors:
•	a 28.3% higher quarterly average net AUM balance between the periods which, at constant administration fee yield, resulted in an increase in administration fees of $12.2 million, or 69.8% of the total increase in administration fees; and

•	an increase in the annualized net administration fee yield from 0.33% to 0.36% which, when applied to the increased net AUM base, resulted in an increase in administration fees of $5.3 million, or 30.2% of the total increase in administration fees. The higher annualized net administration fee yield was attributable primarily to investors participating in GLG Funds and managed accounts with higher net administration fee rates.
     Other income decreased by $5.5 million, or 69.4%, to $2.4 million. This decrease was primarily due to our holding non-U.S. dollar cash balances which depreciated in value against the U.S. dollar giving rise to certain foreign exchange losses reflected in “Other income”.
Expenses
Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007
Change in GAAP Expenses between Three Months Ended September 30, 2008 and
Three Months Ended September 30, 2007
(U.S. Dollars in thousands)

	Three Months Ended September 30,
	2008	2007	Change
Expenses
Employee compensation and benefits	$(206,433)	$(28,959)	$(177,474)
Limited partner profit share	(20,954)	(17,000)	(3,954)

Compensation, benefits and profit share	(227,387)	(45,959)	(181,428)
General, administrative and other	(30,283)	(25,891)	(4,392)

Total expenses	$(257,670)	$(71,850)	$(185,820)

Key ratios
Compensation, benefits and profit share / total GAAP net revenues and other income	222.7%	44.8%	177.9%
General, administrative and other / total GAAP net revenue and other income	29.7%	25.2%	4.5%

Total expenses / total GAAP net revenue and other income	252.4%	70.0%	182.4%

     Compensation, benefits and profit share increased by $181.4 million, or 394.7%, to $227.4 million. This increase was driven primarily by Acquisition-related compensation expense of $188.0 million for which there was no charge in the corresponding period in 2007, offset slightly by lower discretionary bonus accruals and limited partner profit share (see “-Non-GAAP Expense Measures” discussed below) due to the decreased performance of certain GLG Funds during the period.
     General, administrative and other expenses increased by $4.4 million, or 17.0%, to $30.3 million. This increase was mainly attributable to additional public company costs and the continued growth in the scale of our operations, which led to an increase in operational costs.
Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007
Change in GAAP Expenses between Nine Months Ended September 30, 2008 and
Nine Months Ended September 30, 2007
(U.S. Dollars in thousands)

	Nine Months Ended September 30,
	2008	2007	Change
Expenses
Employee compensation and benefits	$(674,945)	$(110,526)	$(564,419)
Limited partner profit share	(102,185)	(207,500)	105,315

Compensation, benefits and profit share	(777,130)	(318,026)	(459,104)
General, administrative and other	(90,816)	(79,634)	(11,182)

Total expenses	$(867,946)	$(397,660)	$(470,286)

Key ratios
Compensation, benefits and profit share / total GAAP net revenues and other income	184.0%	53.6%	130.5%
General, administrative and other / total GAAP net revenue and other income	21.5%	13.4%	8.1%

Total expenses / total GAAP net revenue and other income	205.5%	67.0%	138.5%

     Compensation, benefits and profit share increased by $459.1 million, or 144.4%, to $777.1 million. This increase was driven primarily by Acquisition-related compensation expense of $588.5 million for which there was no charge in the corresponding period in 2007, offset by lower discretionary bonus accruals and limited partner profit share (see “-Non-GAAP Expense Measures” discussed below) due to the decreased performance of certain GLG Funds during the period.
     General, administrative and other expenses increased by $11.2 million, or 14.0%, to $90.8 million. This increase was mainly attributable to additional public company costs and the continued growth in the scale of our operations, which led to an increase in operational costs.

Non-GAAP Expense Measures
     As discussed above under “— Assessing Business Performance”, we present a non-GAAP compensation, benefits, and profit share measure. The table below reconciles GAAP compensation, benefits and profit share to non-GAAP CBP for the periods presented.
Change in Non-GAAP Expenses between Three Months Ended September 30, 2008 and September 30, 2007
(U.S. Dollars in thousands)

	Three Months Ended September 30,
	2008	2007	Change
Non-GAAP expenses
GAAP compensation, benefits and profit share	$(227,387)	$(45,959)	$(181,428)
Add back: Acquisition-related compensation expense	188,005	—	188,005

Non-GAAP CBP	(39,382)	(45,959)	6,577
GAAP general, administrative and other	(30,283)	(25,891)	(4,392)

Non-GAAP total expenses	$(69,665)	$(71,850)	$2,185

Key ratios (based on non-GAAP measures)
Non-GAAP CBP / total GAAP net revenues and other income	38.6%	44.8%	(6.2)%
General, administrative and other / total GAAP net revenues and other income	29.7%	25.2%	4.5%

Non-GAAP total expenses / total GAAP net revenues and other income	68.3%	70.0%	(1.7)%

     Non-GAAP CBP decreased by $6.6 million, or 14.3%, to $39.4 million. The decrease was attributable to lower discretionary bonus accruals and limited partner profit share due to the decreased performance of certain GLG Funds during the period.
Change in Non-GAAP Expenses between Nine Months Ended September 30, 2008 and September 30, 2007
(U.S. Dollars in thousands)

	Nine Months Ended September 30,
	2008	2007	Change
Non-GAAP expenses
GAAP compensation, benefits and profit share	$(777,130)	$(318,026)	$(459,104)
Add back: Acquisition-related compensation expense	588,508	—	588,508

Non-GAAP CBP	(188,622)	(318,026)	129,404
GAAP general, administrative and other	(90,816)	(79,634)	(11,182)

Non-GAAP total expenses	$(279,438)	$(397,660)	$118,222

Key ratios (based on non-GAAP measures)
Non-GAAP CBP / total GAAP net revenues and other income	44.7%	53.6%	(8.9)%
General, administrative and other / total GAAP net revenues and other income	21.5%	13.4%	8.1%

Non-GAAP total expenses / total GAAP net revenues and other income	66.2%	67.0%	(0.8)%

     Non-GAAP CBP decreased by $129.4 million, or 40.7%, to $188.6 million. The decrease was attributable to lower discretionary bonus accruals and limited partner profit share due to the decreased performance of certain GLG Funds during the period.

Net Interest Income
Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007
Change in Net Interest Income / (Expense) between
Three Months Ended September 30, 2008 and Three Months Ended September 30, 2007
(U.S. Dollars in thousands)

	Three Months Ended September 30,
	2008	2007	Change
Interest income	$2,043	$3,252	$(1,209)
Interest expense	(6,028)	(204)	(5,824)

Net interest income / (expense)	$(3,985)	$3,048	$(7,033)

     Gross interest income decreased by $1.2 million to $2.0 million, attributable primarily to lower cash balances held during the three months ended September 30, 2008 compared to the three months ended September 30, 2007. The lower cash balances are attributable to lower performance fees earned and collected during 2008. Gross interest expense increased by $5.8 million to $6.0 million, driven by increased interest costs and a larger loan balance from our debt financing of $570 million in connection with the Acquisition.
Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007
Change in Net Interest Income / (Expense) between
Nine Months Ended September 30, 2008 and Nine Months Ended September 30, 2007
(U.S. Dollars in thousands)

	Nine Months Ended September 30,
	2008	2007	Change
Interest income	$6,685	$5,302	$1,383
Interest expense	(18,795)	(608)	(18,187)

Net interest income / (expense)	$(12,110)	$4,694	$(16,804)

     Gross interest income increased by $1.4 million to $6.7 million, attributable primarily to higher cash balances held during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. Gross interest expense increased by $18.2 million to $18.8 million, driven by increased interest costs and a larger loan balance from our debt financing of $570 million in connection with the Acquisition.
Income Tax
     We calculate our effective tax rate on profit before tax and certain non-tax deductible compensation expense. For the three months ended September 30, 2008, $188.0 million of our compensation expense related to acquisition-related share based compensation, $180.8 million of which is not tax deductible, compared to $0 for the three months ended September 30, 2007. Our profit before tax and before this expense was $21.3 million and $33.8 million for the three months ended September 30, 2008 and 2007, respectively. Our effective tax rate based on this measure was 14.9% and 14.0% for the three months ended September 30, 2008 and 2007, respectively. This is lower than the U.S. Federal rate of tax of 35.0% as our profits are predominantly earned in the United Kingdom and the Cayman Islands which apply lower rates of tax. Income tax expense for the three months ended September 30, 2008 of $3.2 million includes a deferred tax benefit of $0.6 million related to the tax effect of certain acquisition-related compensation expense.

     For the first nine months of 2008, $588.5 million of our compensation expense related to Acquisition-related share based compensation, $541.4 million of which relates to awards that do not give rise to a tax deduction, compared to $0 for the first nine months of 2007. Our profit before tax and before this expense was $83.6 million and $200.6 million for the first nine months of 2008 and 2007, respectively. Our effective tax rate based on this measure was 15.1% and 16.5% for the first nine months of 2008 and 2007, respectively. This is lower than the U.S. Federal rate of tax of 35.0% as our profits are predominantly earned in the United Kingdom and the Cayman Islands which apply lower rates of tax.
Minority Interests
     Minority interests increased by $4.3 million and $16.1 million for the three months and nine months ended September 30, 2008, respectively, due to:
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
Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007
Change in Non-GAAP Adjusted Net Income between Three Months Ended September 30, 2008 and
Three Months Ended September 30, 2007
(U.S. Dollars in thousands)

	Three Months Ended September 30,
	2008	2007	Change
Derivation of non-GAAP adjusted net income
GAAP net (loss)/income before minority interest	$(162,720)	$29,035	$(191,755)
Add: Acquisition-related compensation expense	188,005	—	188,005
Deduct: tax effect of Acquisition-related compensation expense	(553)	—	(553)
Deduct: cumulative dividends	(2,896)	—	(2,896)

Non-GAAP adjusted net income	$21,836	$29,035	$(7,199)

     Adjusted net income decreased by $7.2 million, or 24.8%, to $21.8 million. This decrease was driven primarily by increased general, administrative and other expenses as well as higher debt financing costs associated with the Acquisition during the three months ended September 30, 2008.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007
Change in Non-GAAP Adjusted Net Income between Nine Months Ended September 30, 2008 and
Nine Months Ended September 30, 2007
(U.S. Dollars in thousands)

	Nine Months Ended September 30,
	2008	2007	Change
Derivation of non-GAAP adjusted net income
GAAP net (loss)/income before minority interest	$(470,427)	$167,602	$(638,029)
Add: Acquisition-related compensation expense	588,508	—	588,508
Deduct: tax effect of Acquisition-related compensation expense	(6,010)	—	(6,010)
Deduct: cumulative dividends	(12,194)	—	(12,194)

Non-GAAP adjusted net income	$99,877	$167,602	$(67,725)

     Adjusted net income decreased by $67.7 million, or 40.4%, to $99.9 million. This decrease was driven primarily by decreased net revenues due to lower performance fees offset by higher management and administration fees, increased general, administrative and other expenses and higher debt financing costs associated with the Acquisition during the nine months ended September 30, 2008.
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
     We currently have $530 million dollars outstanding under a 5-year amortizing term loan facility, of which the first principal payment is due in the second half of 2011. We also have a $40 million 5-year amortizing revolving credit facility which is fully drawn with the same syndicate of banks as the term loan facility. We are current on all required payments related to these two loan facilities and are in compliance with all financial and other covenants as of September 30, 2008.
     The financial covenants require that we have fee paying AUM (approximately equal to our disclosed gross AUM) on December 31, 2008 of $15 billion (which is tested annually and increases $500 million per year until 2012) and that we maintain at the end of each fiscal quarter a leverage ratio of not more than 4.5:1 calculated on the basis of adjusted earnings before interest, taxes, depreciation and amortization (as defined in our credit agreement for the loan facilities) on a last twelve months basis. We believe we will be in compliance with these financial covenants as of December 31, 2008, although there can be no assurance in this regard. Factors affecting our ability to comply with these covenants include: the performance of the GLG Funds prior to the end of each relevant measurement period, future net redemptions, currency movements — principally Euro versus the U.S. dollar — and the level of our compensation and general and administration expenses. In addition, we believe that there are a number of options available to us to maintain compliance with the above covenants, should the risk of compliance increase, including obtaining a waiver, strategic acquisitions that would increase AUM and/or earnings and reducing debt levels through the use of free cash or from the proceeds of the issuance of additional equity. Our credit agreement also includes restrictive covenants which, among other things, restricts our ability to incur additional indebtedness.

     Due to decreases in AUM and changes in the management fee mix, we expect that management and administration fees will trend lower in future quarters when compared to prior periods until AUM begins to increase. We believe that we will be able to scale down our cost infrastructure in order to maintain positive operating cash flow.
     In September 2008, our Board of Directors approved the payment of a regular dividend of $0.025 per share with respect to the quarter ended September 30, 2008, which was paid in October 2008. After the end of the fiscal year, the Board will consider paying a special dividend based on annual profitability. Holders of FA Sub 2 Limited Exchangeable Shares are also entitled to dividends based on the number of shares of common stock into which the Exchangeable Shares are exchangeable. In addition, pursuant to the terms of awards of restricted stock under our equity participation plan, Restricted Stock Plan and LTIP, grantees are generally entitled to receive cash dividends on unvested shares. We have paid the regular quarterly dividends with cash generated from operations and expect that future regular quarterly dividends, if declared, will be paid with cash generated from operations.
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
     Excess cash we hold on our balance sheet is either kept in interest bearing accounts or invested in AA or better rated money market funds. Currency hedging is undertaken to maintain currency net assets at pre-determined ratios.
Operating Activities
     Our net cash provided by operating activities was $136.2 million during the first nine months of 2008 and $376.0 million for the first nine months of 2007. The decrease in net cash provided by operating activities in the first nine months of 2008 compared to the first nine months in 2007 was mainly attributable to a reduction in net income (primarily as a result of significantly reduced performance fees) and payments of increased discretionary compensation and taxes, partly offset by higher performance fees crystallized in December 2007 compared to December 2006 which were collected in the nine months ended September 30, 2008 and 2007, respectively.
Investing Activities
     Our net cash used in investing activities was $9.9 million and $4.4 million during the first nine months of 2008 and 2007, respectively.
     The increase in net cash used in investing activities during the first nine months of 2008 compared to the first nine months of 2007 relates primarily to the purchase price of $2.5 million paid in January 2008 for the acquisition of GLG Holdings, Inc. and its subsidiary, GLG Inc. Other than this amount, these amounts primarily reflect the cash purchase of fixed assets to support our expanding headcount and infrastructure. We do not undertake material investing activities for our own account, and as a result, net cash used in investing activities is generally not significant in the context of our business. Additionally, the amount of net cash used in investing activities on a period-to-period basis may be strongly affected by the purchase of a particular fixed asset, thereby giving rise to a potentially volatile period-to-period net cash usage.
Financing Activities
     Our net cash used in financing activities was $167.8 million during the first nine months of 2008 compared to the net cash used in financing activities of $253.8 million during the first nine months of 2007. For the nine months ended September 30, 2007, net cash used in financing activities reflects distributions made to the former GLG Shareowners in connection with the Acquisition. For the nine months ended September 30, 2008, net cash used in financing activities primarily reflects warrant and share repurchases and purchase price adjustments relating to the Acquisition, regular dividend payments and repayment of $35.0 million of the principal amount under our credit facilities.
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
Impact on Management Fees
     Our management fees are based on the AUM of the various GLG Funds and accounts that we manage, and, as a result, are impacted by changes in market risk factors. These management fees will be increased or reduced in direct proportion to the impact of changes in market risk factors on AUM in the related GLG Funds and accounts managed by us. A 10% change in the fair values of all of the investments held by the GLG Funds and managed accounts as of September 30, 2008 would impact future net management fees in the following four fiscal quarters by an aggregate of $28.5 million, assuming that there is no subsequent change to the investments held by the GLG Funds and managed accounts in those four following fiscal quarters.
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
Market Risk
     The GLG Funds and accounts managed by us hold investments that are reported at fair value as of the reporting date. Our AUM is a measure of the estimated fair values of the investments in the GLG Funds and managed accounts. Our AUM will therefore increase (or decrease) in direct proportion to changes in the market value of the total investments across all of the GLG Funds and managed accounts. A 10% change in the fair values of all of the investments held by the GLG Funds and managed accounts as of September 30, 2008 would impact our gross AUM by $2.1 billion and net AUM by $1.7 billion as of such date. This change will consequently affect our management fees, performance fees and administration fees as described above.
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
Interest Rate Risk
     The GLG Funds and accounts managed by us hold positions in debt obligations and derivatives thereof, some of which accrue interest at variable rates and whose value is impacted by reference to changes in interest rates. Interest rate changes may therefore directly impact the AUM valuation of these GLG Funds and managed accounts, which may affect our management fees and performance fees as described above. Our long-term debt consists of our outstanding revolving and term loan credit facilities. Interest on the outstanding principal amounts is currently based on 1-month LIBOR plus the applicable margin, which is reset periodically and was 4.255% at September 30, 2008. A 10% change in the 1-month LIBOR would impact our interest expense by approximately $0.2 million for the 1-month period.

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
     There have not been any changes in our internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     Information about our legal proceedings is contained in Item 1, Legal Proceedings, in Part II of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008. We believe that as of September 30, 2008, there has been no material change to this information.
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
Item 1A. Risk Factors
     Information about our most significant risk factors is contained in Item 1A of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2007. Except for the risk factors set forth below, we believe that at September 30, 2008 there has been no material change to this information.
Recent market disruptions and volatility have had and may continue to have a material adverse effect on the GLG Funds and accounts we manage.
     Recently, global credit and other financial markets have suffered substantial stress, volatility, illiquidity and disruption. These forces reached unprecedented levels in September and October 2008, resulting in the bankruptcy or acquisition of, or government assistance to, several major domestic and international financial institutions. These events have significantly diminished overall confidence in the financial markets and could further exacerbate the overall market disruptions and risks to market participants, including the GLG Funds and managed accounts. Further deterioration or a continuation of recent market conditions could lead to decreased performance in the GLG Funds and managed accounts and a continued decline in the value of AUM, which would reduce our management and performance fee revenues and adversely impact our business, results of operations or financial condition.
     As a result of the recent market developments and the potential for increased and continuing disruptions and the resulting uncertainty, we have experienced an increase in the level of withdrawals from the GLG Funds and managed accounts. If the level of withdrawal activity persists at above normal levels, it could become more difficult to manage the liquidity requirements of the GLG Funds and managed accounts, making it more difficult or more costly for the GLG Funds and managed accounts to liquidate positions rapidly to meet margin calls, withdrawal requests or otherwise. In addition to the impact on the market value of AUM, the illiquidity and volatility of the global financial markets have negatively affected our ability to manage inflows and outflows from the GLG Funds and managed accounts. The temporary closures of securities exchanges in certain foreign markets, such as Brazil and Russia, could further negatively impact the liquidity of the GLG Funds that invest in those markets. Under the terms of the prospectuses for the GLG Funds, the respective boards of directors of the GLG Funds have the right to restrict withdrawals from the GLG Funds for certain periods in the event of exceptional circumstances. Similarly, under the terms of applicable agreements, we have the right to restrict withdrawals from managed accounts for certain periods in the event of exceptional circumstances. Several other alternative asset managers have recently exercised similar rights with respect to the funds they manage and we may and have recommended that the boards of directors of certain of the GLG Funds exercise the rights available to them. The exercise of these rights may have an adverse effect on the ability of the GLG Funds to attract additional AUM.
     Even if legislative or regulatory initiatives or other efforts successfully stabilize and add liquidity to the financial markets, we may need to modify our strategies, businesses or operations, face increased constraints or incur additional costs in order to satisfy new regulatory requirements or to compete in a changed business environment. For example, temporary prohibitions and restrictions on short sales of securities have impacted certain of the investment strategies of the GLG Funds and managed accounts, and continued restrictions on or further regulations of short sales likely could negatively impact the performance of the GLG Funds and managed accounts.
The GLG Funds and accounts we manage are subject to risks in using prime brokers, custodians, administrators and other agents.
     All of the GLG Funds and managed accounts depend on the services of prime brokers, custodians, administrators and other agents in connection with certain securities transactions. In the event of the insolvency of a prime broker and/or custodian, the GLG Funds and managed accounts might not be able to recover equivalent assets in full, as claims to some or all of these assets usually rank among the prime broker’s and custodian’s unsecured creditors in relation to assets that the prime broker or custodian borrows, lends or otherwise uses. In addition, cash held by the GLG Funds and managed accounts with a prime broker or custodian may not be segregated from the prime broker’s or custodian’s own cash, and the GLG Funds and managed accounts may therefore rank as unsecured creditors in relation thereto.
     On September 15, 2008, Lehman Brothers Holdings Inc. (“Lehman Brothers”) filed for Chapter 11 bankruptcy in the United States and administrators were appointed for Lehman Brothers International (Europe) (“LBIE”), Lehman Brothers’ prime brokerage unit in the United Kingdom. LBIE was a prime broker and counterparty to over-the-counter securities transactions to all of the alternative strategy GLG Funds and a number of the long-only GLG Funds. We currently estimate that the combined direct exposure of the GLG Funds to the administration proceedings of LBIE and the insolvency proceedings of other entities in the Lehman Brothers group amounts to approximately $95.0 million, or less than 1% of our total net AUM. Our assessment of this exposure is based upon a number of assumptions, including that:
•	amounts which LBIE was required to treat as client money and not use in the course of its business were and are, in fact, so held and will be released upon repayment of all the affected GLG Fund’s debt to LBIE (and are therefore excluded from the estimated exposure amounts);

•	the information we have received to date from the administrators of LBIE in relation to rehypothecation of assets is accurate;

•	unsettled transactions at the time LBIE entered into administration proceedings will be determined on the basis of a cash settlement of those trades, in accordance with the contractual agreements between the affected GLG Funds and LBIE, or cancelled;

•	the cash settlement amounts for terminated over-the-counter derivatives and other transactions will be as determined by us; and

•	there are no other factors, which if known to us, would lead us to conclude that the business of LBIE was conducted otherwise than in accordance with the contractual documentation.
     Based on legal and professional advice recently obtained, we believe these assumptions are reasonable. However, until we are able to fully reconcile our information and assumptions with the administrators of LBIE, these estimates could change or the assumptions may prove to be incorrect. To the extent that these estimates or assumptions change or are incorrect and the exposure is greater than estimated, we will be subject to additional risks, including:
•	potential reputational risk in the competitive alternative asset management industry;

•	investors in the GLG Funds may suffer additional losses, which could prompt further withdrawals from the GLG Funds; and

•	the additional exposure may require us to restructure the affected GLG Funds.

The GLG Funds and accounts we manage are subject to counterparty risk with regard to over-the-counter instruments and other swap or hedging transactions. The actual or perceived weakness of counterparties could increase the exposure of the GLG Funds and managed accounts to these counterparty and credit risks, and concerns of counterparties about the financial strength of the GLG Funds and managed accounts may impact their willingness to enter into transactions with the GLG Funds and managed accounts.
     The financial markets generally are characterized by extensive interconnections among financial institutions. These interconnections present significant risks to the GLG Funds and managed accounts as the failure or perceived weakness of any counterparties has the potential to expose the GLG Funds and managed accounts to risk of loss. Financial institutions, including banks, broker-dealers and insurance companies, have historically been the most significant counterparties of the GLG Funds and managed accounts. Credit risk may arise through a default by one of several large institutions that are dependent on one another to meet their liquidity or operational needs, so that a default by one institution causes a series of defaults by the other institutions. This “systemic risk” may adversely affect the financial intermediaries (such as clearing agencies, clearing houses, banks, securities firms and exchanges) with which the GLG Funds and managed accounts interact on a daily basis.
     The GLG Funds and managed accounts also face the increased risk of potential bankruptcies or credit deterioration of major financial institutions, some of with which have substantial relationships with the GLG Funds and managed accounts. Furthermore, the combinations of financial service firms announced in the third and fourth quarters of 2008 have increased the concentration of counterparty risk for the GLG Funds and managed accounts. The current instability of the financial markets has resulted in many financial institutions becoming significantly less creditworthy, and the GLG Funds and managed accounts are exposed to the related counterparty risks. The credit quality of these exposures may be affected by many factors, such as economic and business conditions or deterioration in the financial condition of an individual counterparty, group of counterparties or asset classes. Difficulties of this nature affecting counterparties have the potential to result in significant exposures, whether counterparty, credit or otherwise, for the GLG Funds and managed accounts and negatively impact our business and results of operations.
     In the event of the insolvency of any counterparty or any broker through which portfolio managers trade for the account of the GLG Funds and managed accounts, such as prime brokerage and custodian agreements to which the GLG Funds and managed accounts are party, the GLG Funds and managed accounts may only rank as unsecured creditors in respect of sums due to them on the margin accounts or otherwise and any losses will be borne by the GLG funds and managed accounts. The GLG Funds and managed accounts may also enter into currency, interest rate, total return or other swaps which may be surrogates for other instruments such as currency forwards and interest rate options. The value of such instruments, which generally depends upon price movements in the underlying assets as well as counterparty risk, will influence the performance of the GLG Funds and managed accounts and, therefore, a decrease in the value of such instruments could have a material adverse effect on our business, results of operations or financial condition. In particular, certain GLG Funds frequently trade in debt securities and other obligations, either directly or on an assignment basis. Consequently, those GLG Funds will be subject to risk of default by the debtor or obligor in relation to their debt securities and other obligations, which could result in lower investment performance by those GLG Funds and have a material adverse effect on our business, results of operations or financial condition.
     If the GLG Funds and managed accounts experience diminished financial strength or stability, actual or perceived, including due to market or regulatory developments, business developments or results of operations, counterparties may become less willing to enter into transactions with the GLG Funds and managed accounts or our ability to enter into financial transactions on behalf of the GLG Funds and managed accounts on terms acceptable to us may be materially compromised.

Our business has been affected by the recent unprecedented conditions in the U.S. and global financial markets. Record volatility, lack of liquidity and the resultant flight to high quality, low risk assets resulted in a substantial decline in value for virtually every asset class globally. The unique combination of these factors adversely affects our ability to consistently generate non-volatile investment performance, and to retain and attract new AUM, which negatively impacts our business, results of operations and financial condition.
     The U.S. and global financial markets have been impacted by an expanding credit market crisis, initially triggered by rising mortgage default rates and a substantial decline in the value of residential real estate in the U.S. Market turbulence reached unprecedented levels during the third quarter of 2008, most dramatically in September 2008, as loss of investor confidence in the financial system resulted in an historically unprecedented lack of liquidity and decline in asset values. These factors, combined with volatile commodity prices and foreign exchange rates, contributed to recessionary economic conditions globally and a deterioration in consumer and corporate confidence. Global market conditions are inherently outside of our control and cannot be predicted. If these conditions continue, they may impact our ability to consistently generate non-volatile investment performance and attract new AUM, and may result in higher levels of withdrawals from the GLG Funds and managed accounts than they have historically experienced. These factors may reduce our revenue growth, income and the dividends we pay on our shares of common stock and may slow or reduce the growth of our business. In particular, we may face the following heightened risks:
•	The investment performance of the GLG Funds and managed accounts may be negatively impacted. Negative fund performance reduces AUM, which decreases the management fees and performance fees we earn. Lower revenues may result in lower adjusted net income and, therefore, reduced amounts available for dividends on our shares of common stock.

•	Performance fees, which historically have comprised a substantial portion of our annual revenues, are largely contingent on the GLG Funds and managed accounts generating positive annual investment performance. With one exception, to the extent any of the GLG Funds and managed accounts generate negative investment performance and fall below the applicable high water mark, we would not earn performance fees for that GLG Funds or managed account the until the high water mark is reachieved.

•	Investors worldwide have reduced or eliminated their investments in many asset classes as confidence in the global financial system has eroded. These actions have resulted in increased withdrawals for the asset management industry worldwide, including hedge funds. Withdrawal rates may stay elevated globally while market conditions remain unsettled. The GLG Funds and managed accounts are not immune to this trend and significant, additional withdrawals from the GLG Funds and managed accounts that are not specifically related to investment performance may occur, which would reduce our AUM. Additionally, our ability to attract new capital to existing GLG Funds or developing investment platforms may be limited during this period.

•	Consolidation in the hedge fund industry may accelerate, as many hedge funds experience substantial declines in investment performance, increased withdrawals, or counterparty exposures which impair their businesses. Some of these funds have reduced their fees in an attempt to avoid additional withdrawals. We may need to consider similar actions to remain competitive, which could reduce our revenues.

•	Our industry has been and may continue to be subject to increased regulation and public scrutiny. Such additional regulation could increase our compliance costs or limit our ability to pursue investment opportunities. Recent rulemaking by the U.S. Securities and Exchange Commission and other regulatory authorities outside the United States has imposed trading and reporting requirements on short selling, which could adversely affect trading opportunities, including hedging opportunities, for the GLG Funds and managed accounts.

•	Defaults by, or even rumors or questions about, the solvency of counterparties with which we execute transactions on behalf of the GLG Funds and managed accounts may increase operational risks or transaction costs, which may result in lower investment performance by the GLG Funds and managed accounts.

•	Our access to certain financial intermediaries, such as prime brokers or trading counterparties, may be reduced or eliminated as a result of ongoing consolidation in the financial services industry. This may reduce our ability to diversify the exposures of the GLG Funds and managed accounts to these intermediaries which may increase operational risks or transaction costs, which may result in lower investment performance by the GLG Funds and managed accounts.

•	We pay a substantial portion of our compensation expense in the form of annual bonuses and limited partner profit share, which are variable and discretionary. Typically, the performance fees we earn fund a significant amount of the cash bonuses and limited partner profit share that we pay. In periods where we earn little or no performance fees, our ability to pay cash bonuses and limited partner profit share will be reduced. This may affect our ability to retain and attract investment professionals and other key personnel.
     Some of the other financial, economic and market related risks described in Item 1A, “Risk Factors”, of our Annual Report on Form 10-K/A for the year ended December 31, 2007 have materialized. In addition, the market prices of our shares of common stock, warrants and units have experienced significant volatility and depreciation over the past year and may continue to be subject to wide fluctuations or further declines. In the event of future deterioration in business conditions, our Board of Directors may determine to take actions for the longer-term benefit of our company, such as temporarily reducing dividends on our shares of common stock. As prevailing market and business conditions or similar ones continue to exist or worsen, we could experience continuing or increased adverse effects on our business, results of operation or financial condition.
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
     No shares were or warrants were repurchased by the Company during the third quarter of 2008.

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

GLG PARTNERS, INC. (Registrant)
Date: November 10, 2008	By	/s/ Noam Gottesman
		Name:	Noam Gottesman
		Title:	Chairman of the Board and Co-Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Periodic Report by the Co-Chief Executive Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act.

31.2	Certification of Periodic Report by the Co-Chief Executive Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act.

31.3	Certification of Periodic Report by the Chief Financial Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act.

32.1	Certification of Periodic Report by the Co-Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Periodic Report by the Co-Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.3	Certification of Periodic Report by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.