Form 10-K
period 2008-12-31
GLG Partners, Inc.
filed 2009-03-02
CIK 1365790

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-33217
GLG PARTNERS, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-5009693
(State of incorporation)	(I.R.S. Employer Identification No.)
399 Park Avenue, 38th Floor New York, New York	10022 (Zip code)
(Address of principal executive offices)

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant as of the end of the registrant’s second fiscal quarter of 2008 (based on the closing price as reported on the New York Stock Exchange on June 30, 2008) was approximately $955 million. Shares of voting stock held by officers, directors and certain holders of more than 10% of the outstanding voting stock have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the registrant’s Common Stock as of February 25, 2009 was 245,750,922.

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement for the 2009 Annual Meeting of Shareholders to be held on May 11, 2009 are incorporated by reference into Part III of this Form 10-K.

GLG PARTNERS, INC.

PART I

Item 1.	Business

In this Annual Report on Form 10-K, unless the context indicates otherwise, the terms “the Company”, “we”, “us” and “our” refer to GLG Partners, Inc. and its subsidiaries, following the acquisition by Freedom Acquisition Holdings, Inc. and its then consolidated subsidiaries (“Freedom”) of GLG Partners LP and certain of its affiliated entities (collectively, “GLG”) by means of a reverse acquisition transaction on November 2, 2007, and to Freedom prior to the acquisition.

Introduction

On November 2, 2007, we completed the acquisition (the “Acquisition”) of GLG Partners Limited, GLG Holdings Limited, Mount Granite Limited, Albacrest Corporation, Liberty Peak Ltd., GLG Partners Services Limited, Mount Garnet Limited, Betapoint Corporation, Knox Pines Ltd., GLG Partners Asset Management Limited and GLG Partners (Cayman) Limited (each, an “Acquired Company” and collectively, the “Acquired Companies”) pursuant to a Purchase Agreement dated as of June 22, 2007, as amended (the “Purchase Agreement”), among us, our wholly owned subsidiaries, FA Sub 1 Limited, FA Sub 2 Limited and FA Sub 3 Limited, Jared Bluestein, as the buyers’ representative, Noam Gottesman, as the sellers’ representative, and the equity holders of the Acquired Companies (the “GLG Shareowners”).

Effective upon the consummation of the Acquisition, (1) each Acquired Company became a subsidiary of ours, (2) the business and assets of the Acquired Companies and certain affiliated entities became our only operations and (3) we changed our name to GLG Partners, Inc. Because the Acquisition was considered a reverse acquisition and recapitalization for accounting purposes, the combined historical financial statements of GLG became our historical financial statements and from the consummation of the Acquisition on November 2, 2007, our financial statements have been prepared on a consolidated basis.

Overview

We are a U.S.-listed asset management company offering our clients a diverse range of alternative and traditional investment products and account management services. Our primary business is to provide investment management advisory services for various investment funds and companies (the “GLG Funds”). We currently derive our revenues primarily from management fees and administration fees charged to the GLG Funds and accounts we manage based on the value of the assets in these funds and accounts, and performance fees charged to the GLG Funds and accounts we manage based on the performance of these funds and accounts. Substantially all of our assets under management, or AUM, are attributable to third-party investors, and the funds and accounts we manage are not consolidated into our financial statements. As of December 31, 2008, our net AUM (net of assets invested in other GLG Funds) were approximately $15.0 billion, down from approximately $17.3 billion as of September 30, 2008 and down from approximately $24.6 billion as of December 31, 2007. As of December 31, 2008, our gross AUM (including assets invested in other GLG Funds) were approximately $16.5 billion, down from approximately $21.2 billion as of September 30, 2008 and down from approximately $29.0 billion as of December 31, 2007.

Net Assets Under Management
(US$ in billions)

We use a multi-strategy approach, offering investment funds and managed accounts investing across equity, macro, emerging markets, convertible and credit strategies. We have achieved strong and sustained absolute returns in both alternative and long-only strategies. As of December 31, 2008, our net AUM were approximately $15.0 billion, up from approximately $8.4 billion as of December 31, 2003, representing a compound annual growth rate, or CAGR, of 12.4%. As of December 31, 2008, our gross AUM were approximately $16.5 billion, up from approximately $9.7 billion as of December 31, 2003, representing a CAGR of 11.3%. We have achieved an approximately 12.4% dollar-weighted compound net annual return on our alternatives strategies since our first fund launch in 1997. The chart above sets forth the growth of our net AUM since 2003.

We have built an experienced and highly-regarded investment management team of 120 investment professionals and supporting staff of 226 personnel, based primarily in London, representing decades of experience in the alternative asset management industry. This team of talented and dedicated professionals includes a number of people who have worked with GLG since before 2000. In addition, we receive dedicated research, administrative and certain discretionary portfolio management services from GLG Inc., a subsidiary located in New York, which we acquired on January 24, 2008. For purposes of this Annual Report on Form 10-K, personnel refers to our employees and the individuals who are members of Laurel Heights LLP and Lavender Heights LLP and who provide services to us through these entities. Prior to our acquisition of GLG Holdings Inc. and GLG Inc. in January 2008, we consolidated GLG Inc. and GLG Holdings Inc. in our financial statements on the basis that they were variable interest entities in which we were the primary beneficiary.

We have built a highly scalable investment platform, infrastructure and support system, which represents a combination of world-class investment talent, cutting-edge technology and rigorous risk management and controls.

We manage a portfolio of over 40 GLG Funds and over 20 managed accounts, comprising both alternative and long-only strategies and earn substantially all our revenue from the management of alternative strategy, long-only and multi-strategy investment funds and managed accounts. For the years ended December 31, 2008, 2007 and 2006, revenues from the alternative strategy GLG Funds represented 87%, 87% and 83% , respectively, of our consolidated revenues and revenues from the long-only GLG Funds represented 10%, 11% and 15%, respectively, of our consolidated revenues. We also earn a portion of our revenue from managed accounts. Managed account fee structures are negotiated on an account-by-account basis and may be more complex than for the GLG Funds. Across the managed account portfolio, fee rates vary according to the underlying mandate and, excluding one material managed account, in the aggregate are generally within the performance and management fee ranges charged with respect to comparable fund products.

Of the alternative strategy GLG Funds, the GLG Market Neutral Fund, the GLG European Long-Short Fund and the GLG Emerging Markets Fund each represented 10% or more of our consolidated revenues for each of the years ended December 31, 2008 and 2007 and the GLG Market Neutral Fund and the GLG European Long-Short Fund each represented 10% or more of our consolidated revenues for the year ended December 31, 2006. These GLG Funds represented $149.3 million, $599.2 million, and $356.7 million of our consolidated revenues for the years ended December 31, 2008, 2007 and 2006, respectively.

The charts below summarize the diversity of our overall gross AUM as of December 31, 2008.

Our success has been driven largely by our strong and sustained track record of investment performance. The chart below summarizes investment performance since the launch of our first fund in 1997 through December 2008 by looking at the cumulative dollar-weighted net annual returns for all GLG Funds (excluding funds of funds) and for the single-manager alternative strategy GLG Funds.

The dollar-weighted return illustrates aggregate performance across both single-manager alternative strategy and long-only funds. Individual fund performance is weighted according to gross AUM, therefore a large out-performing fund will carry far greater impact than a small under-performing fund. AUM data for a particular month is based on official net asset values published by the fund administrator as at close of business on the last business day of that month. Monthly dollar-weighted percentage performance is calculated by taking each fund’s percentage monthly return and multiplying by the percentage weight of that fund’s AUM in relation to the total AUM of all funds included in the calculation.

History

Noam Gottesman, Pierre Lagrange and Jonathan Green, who had worked together at Goldman Sachs Private Client Services since the late 1980s, left to form GLG as a division of Lehman Brothers International (Europe), or LBIE, in September 1995, with significant managerial control. Initially, GLG managed accounts for private client investors, primarily high and ultra-high net worth individuals from many of Europe’s wealthiest families, with whom the founders had pre-existing relationships. GLG began to offer fund products in early 1997.

By 1998, GLG had exceeded the five-year profitability target which had been jointly set by the founders and LBIE in 1995. In 2000, GLG’s senior management, which added Philippe Jabre in 1997, wanted to grow its business as an independent company. As a result, GLG became an independent business in 2000. A subsidiary of Lehman Brothers Holdings Inc. initially held a 20% minority interest in GLG and now holds an approximate 11% equity interest in us. Mr. Green retired from GLG at the end of 2003, and Mr. Jabre resigned from GLG in early 2006.

Since its separation from LBIE in 2000, GLG has invested considerable resources to developing a cohesive investment management team and robust platform to allow it to participate in the strong growth of the alternative investment management industry. GLG has successfully established a fully independent infrastructure, seen overall headcount grow from approximately 55 in 2000 to 346 as of December 31, 2008, and recruited a significant number of high-quality individuals from leading financial services businesses both to deepen its talent pool and management base and to support a substantial range of new product initiatives.

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

Our Team and Culture

We have a team of talented and dedicated professionals, a number of whom have worked at GLG since before its separation from LBIE in 2000. Our high-quality and well-motivated team of investment professionals, led by two of our Managing Directors, Messrs. Gottesman and Lagrange, is characterized by exceptional investment and product development experience and expertise. Several of our investment professionals are widely recognized leaders and pioneers in the alternative investment management industry. In addition to our 120 investment professionals, we have 226 personnel in our marketing, legal, compliance, accounting, administrative, risk management, operations and technology groups. We have invested heavily for over ten years in recruiting, retaining and supporting this strong and cohesive team because we believe that the quality of this team has contributed and will continue to contribute materially to the strength of our business and the results we achieve for our clients. Extensive industry experience and consistency in the senior management team provide us with considerable continuity and have served to define our professional culture.

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

Long-standing Relationships with a Prestigious Client Base

We have forged long-standing relationships with many of Europe’s wealthiest families and prestigious institutional asset allocators. We enjoy a balanced investor base made up of approximately half high and ultra-high net worth individuals and half institutional investors. We have discretionary power to allocate a significant portion of the assets invested by high and ultra-high net worth individuals among our various fund products. With a foundation of firmly established relationships, some originating prior to GLG’s inception in 1995, we enjoy a loyal client base. In addition to representing a high-quality source of client referrals, many of these clients have significant industry and regional knowledge, as well as experience and relationships that we are able to leverage in the investment process. Our focus on client relationship management through our marketing team and customized investment solutions places us in a strong position both to capture a greater proportion of the investable wealth of existing accounts and to attract new clients.

Differentiated Multi-Strategy Approach and Product Offerings

By offering a wide variety of investment strategies and products, in contrast to single strategy managers, we offer a broad solution, deploying client assets across a variety of investment products among our portfolio of over 40 fund products. By spinning-off successful strategies into new funds, we have been able to expand our portfolio of separate independent funds, creating growth opportunities with new and existing clients. Our multi-strategy approach provides significant advantages to our clients, most importantly the flexibility to redeploy client assets quickly among other GLG Funds in our diversified portfolio of investment products in the face of changing market conditions. Our multi-strategy profile also can enhance the stability of our performance fee-based revenues, as fluctuations in fund performance and performance fees are modulated across the broad and diverse portfolio of investment products. In addition, our diversified investment product offerings allow us to take advantage of cross-selling opportunities with new and existing clients, thereby attracting or retaining investment capital that might otherwise go to non-GLG investment vehicles. In addition, through our managed account product, we are able to create sophisticated and highly customized solutions for our clients, providing products tailored to client requirements.

Strong and Sustained Investment Track Record

The GLG Funds have generated substantial absolute returns since inception. By focusing on our core competencies, we have achieved dollar-weighted compound net annual returns of 12.4% in all alternative strategy funds and 10.5% in all GLG Funds (excluding funds of funds) from 1997 through 2008. Dollar-weighted annual returns are calculated as the composite performance of all constituent funds, weighted by the sum of month-end fund AUM and fund net inflows on the subsequent dealing day, with performance measured by the longest established share class in each fund.

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

Alignment of Interests

The interests of our management and personnel are closely aligned with those of our clients. Currently, Messrs. Gottesman, Lagrange and Roman, referred to as the Principals, and the trustees of their respective trusts, referred to as the Trustees, our officers and directors, our key personnel, employees and service providers, and their respective affiliates, Lavender Heights Capital LP and Sage Summit LP, collectively own approximately 62% of our voting equity interest. Our management believes that ownership by these key personnel is an important contributor to our success by motivating these key personnel to provide outstanding fund performance, generate significant revenues for us through management and performance fees and thereby increase the value of their ownership interests. In this manner, our key personnel have a stake in the success of all of our products, not just those in which they work personally. These ownership interests will continue to align the interests of our Principals and key personnel with their clients, as well as with the other holders of our capital stock, encourage cooperation across strategies and create greater opportunities for our business.

In addition, the Principals, the Trustees, certain key personnel and their families and associated entities have agreed to invest in the GLG Funds at least 50% of the excess of the cash proceeds they received in the Acquisition over the aggregate amount of any taxes payable on their respective portion of the purchase price. As of December 31, 2008, they have approximately $558 million of net AUM invested in the GLG Funds and pay the same fees and otherwise invest on the same terms as other investors.

A significant portion of the compensation and limited partner profit share of our key personnel (other than the Principals) is based on the performance of the funds and accounts we manage. In addition, our key personnel are eligible to receive discretionary bonuses and limited partner profit share, which are based upon individual and firm-wide performance.

Growth Strategies

Extend Strong Investment Track Record

Over time, our principal goal of achieving substantial absolute returns for our investors has remained unchanged. Since inception, we have achieved a strong and sustained investment track record with 2008 being our most challenging year to date. In the process, we have established ourselves as a U.S.-listed asset management company and have attracted an established high and ultra-high net worth individual and institutional client base.

Expand Investment Products and Strategies

We have consistently developed and added new products and strategies to our business, and intend to continue to expand selectively our products and strategies. Our multi-strategy approach allows us to offer clients a full-service solution, provides diversity and adds stability to our performance fee-based revenues. We currently offer over 40 fund products as well as managed accounts which can be customized to clients’ particular needs. There are several other fund products in the product development pipeline scheduled for launch during 2009, including emerging market, credit, macro and restructuring strategies. We continue to emphasize the importance of innovation and responsiveness to client demands and market opportunities, and believe that the close and long-term relationships that we enjoy with our clients are a key source of market research helping to drive the development of new products and strategies.

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

Capitalize on Acquisition Opportunities

During 2008, we added a number of new portfolio managers for the GLG Funds, including for the emerging markets, macro, distressed debt and special situations strategies. In December 2008, we agreed to acquire Société Générale Asset Management UK (“SGAM UK”), Société Générale’s UK long-only asset management business, which is expected to be completed at the end of March 2009. The acquisition includes SGAM UK’s operations, which had approximately $8.5 billion of AUM as of December 31, 2008, and its investment and support staff, based primarily in London. Upon signing of the purchase agreement, SGAM UK appointed GLG Partners LP as an interim sub-advisor with regard to approximately $3 billion of AUM as of December 31, 2008, which sub-advisory arrangement will terminate upon the closing of the transaction. In January 2009, we announced that GLG Partners LP will become the investment manager of the funds and accounts managed by Pendragon Capital, whose founders will be joining GLG Partners LP as portfolio managers, subject to the consent of Pendragon’s investors, which we anticipate will be obtained prior to the end of the first quarter of 2009.

Products and Services

Investment Products

As of December 31, 2008, we had five major categories of products:

•	Single-manager alternative strategy funds: These funds represent a key investment product focus and are the primary means by which investors gain exposure to our core alternative investment strategies. As of December 31, 2008, this category comprised 20 individual funds and four “special assets” or “side-pocket” funds that were created in 2008 to hold certain private placement and other not readily realizable investments. Each of the individual funds is being managed according to distinct investment strategies, including equity long-short funds, mixed-asset long-short funds, multi-strategy arbitrage funds, convertible bond funds, macro funds and credit long-short funds and may be characterized by the use of leverage, short positions and/or derivatives. These single-manager alternative strategy funds have gross AUM of approximately $6.5 billion representing 40% of total gross AUM and net AUM (net of alternative fund-in-fund investments) of approximately $6.1 billion representing 40% of total net AUM. The largest funds in this category are: the GLG European Long-Short Fund, the GLG Market Neutral Core Fund, the GLG Alpha Select Fund, the GLG Emerging Markets Special Situation Fund, and the GLG North American Opportunity Fund. These funds may also make use of fund-in-fund investments whereby one single-manager alternative strategy fund may hold exposure to another single-manager alternative strategy fund. In order to represent these sub-investments, management tracks AUM on both a gross and a net basis. In a gross presentation, sub-invested funds will be counted at both the investing and investee fund level. Net presentation removes the assets at the investing fund level, indicating the total external investment from clients. The SGAM UK acquisition is expected to bring new distribution channels for our alternative strategies offerings. In addition, we expect to have a distribution agreement with Société Générale covering our existing alternative strategy funds.

•	Long-only funds: The long-only funds facilitate access to our leading market insight and performance for those clients who are seeking full (non-hedged) exposure to the equity markets across geographic and sector-based strategies, while benefiting from our investment expertise. As of December 31, 2008, we operated 18 long-only funds, which have gross AUM of approximately $1.7 billion representing 11% of total gross AUM. The largest funds in this category are the GLG European Equity Fund, the GLG Performance Fund and the GLG Global Convertible UCITS Fund. The SGAM UK acquisition is expected to bring added scale and breadth to our existing long -only strategies. Specifically, the transaction will complement our existing long-only offerings in the UK and Europe and add new capabilities directed at Japan, the Middle East and North Africa. In addition, we expect to enter into a distribution agreement with Société Générale covering our existing long-only funds.

•	Funds of GLG funds (“internal FoHF”): These funds are structured to provide broad investment exposure across our range of single-manager alternative strategy funds, as well as being a means by which investors may gain exposure to funds that are currently not being marketed. We currently have three internal FoHF funds, representing 7% of total gross AUM. The largest funds in this category are the GLG Global Opportunity Fund and the GLG Multi Strategy Fund. Presentation of the AUM of these funds on a net basis results in minimal AUM figures, as the vast majority of their assets are sub-invested in underlying GLG single-manager alternative strategy funds, with net AUM typically representing only small cash balances. Due to active fund management decisions regarding leverage for investment or settlement purposes and/or due to the mechanics of the process by which our internal FoHFs are required to place investments into underlying single-manager alternative strategy funds, the value of the investments held by any internal FoHF may not be exactly equal to the gross AUM of that fund at any point in time.

•	Multi-manager funds (“external FoHF”): The multi-manager funds represent our external FoHF offering, comprising six funds and 3% of total gross AUM as of December 31, 2008. These funds are invested into funds managed by external asset management businesses (and, in one case, a GLG Fund). The largest funds in this category are the GLG MMI Diversified Fund and the GLG MMI Enhanced Fund. Any investment of external FoHF assets into underlying GLG Funds is removed from the net presentation of an external FoHF’s AUM.

•	Managed accounts: We offer managed account solutions to larger institutional clients who want exposure to our investment strategies, but are seeking a more customized approach. Managed accounts currently represent 37% of total gross AUM, including amounts mandated in 2008 from SGAM UK and the Asset Management Division of Banca Fideuram.

Fund Performance and Structure

Our historical success has been driven by our strong and sustained track record of investment performance. Our investment strategies have delivered cross-cycle outperformance when compared to the equity and fixed income markets.

The table below presents historical net performance for all active GLG Funds by AUM in each of the product categories as of December 31, 2008, excluding funds which are closed and in the process of liquidating or winding down. It should be noted that the alternative strategy funds seek to deliver absolute performance across a broad range of market conditions.

			Net
			Performance
	Gross	Inception	Since	Annualized
	AUM	Date	Inception	Net Return

Alternative Strategies
GLG European Long-Short Fund(1)	$1.38bn	1-Oct-00	112.44%	9.56%
MSCI Europe Index (Loc)			(48.58%)	(7.74%)
GLG European Long-Short (Special Assets) Fund(1)(2)	$0.28bn	1-Nov-08	(22.79)%	N/A
GLG Financials Fund(1)	$0.17bn	3-Jun-02	96.19%	10.78%
S&P Global 1200 Financial Sector Index			(35.50%)	(6.44%)
GLG Technology Fund(1)	$0.14bn	3-Jun-02	90.75%	10.31%
NASDAQ Index			0.27%	0.04%
GLG Alpha Select Fund(1)	$0.57bn	1-Sep-04	55.28%	10.68%
FTSE 100 Index (GBP)			(0.22%)	(0.05%)
GLG Global Utilities Fund(1)	$0.07bn	1-Dec-05	(6.60)%	(2.19)%
S&P 500 Utilities Index			(6.59%)	(2.18%)

			Net
			Performance
	Gross	Inception	Since	Annualized
	AUM	Date	Inception	Net Return

GLG Global Mining Fund(1)	$0.17bn	2-Jan-08	(6.02)%	(6.02)%
FTSE 350 Mining Index			(55.11%)	(55.11%)
GLG Esprit Fund(1)(2)	$0.11bn	1-Sep-06	9.15%	3.68%
GLG European Opportunity Fund(1)	$0.29bn	2-Jan-02	89.66%	9.57%
MSCI Europe Index (Loc)			(34.23%)	(5.81%)
GLG North American Opportunity Fund(1)	$0.46bn	2-Jan-02	37.35%	4.63%
S&P 500 Index			(21.33%)	(3.37%)
GLG North American Opportunity (Special Assets) Fund(1)(2)	$0.10bn	1-Dec-08	(0.22)%	N/A
GLG Global Convertible Fund(3)	$0.24bn	1-Aug-97	100.99%	6.30%
Merrill Lynch Global 300 Convertible Index (Loc)			28.42%	2.21%
MSCI World Equity Index (Loc)			(11.33%)	(1.05%)
JP Morgan Government Bond Index (Loc)			78.43%	5.20%
GLG Market Neutral Fund(1)	$0.90bn	15-Jan-98	187.45%	10.07%
MSCI World Equity Index (Loc)			(9.05%)	(0.86%)
Investment in USD 3 Month Libor Rate			53.43%	3.97%
GLG Credit Fund(1)	$0.11bn	2-Sep-02	(10.90)%	(1.80)%
Investment in USD 3 Month Libor Rate			22.57%	3.26%
GLG Event Driven Fund(1)(2)	$0.03bn	2-May-06	(29.01)%	(12.00)%
GLG Loan Fund(1)(2)	$0.03bn	1-Oct-07	(52.01)%	(46.69)%
GLG Emerging Markets Fund(1)(2)	$0.26bn	1-Nov-05	102.62%	24.95%
GLG Emerging Markets (Special Assets) Fund(1)(2)	$0.48bn	1-Jul-08	(16.00)%	N/A
GLG Emerging Markets (Special Assets) Fund 2(1)(2)	$0.19bn	1-Nov-08	(40.71)%	N/A
GLG Emerging Markets Special Situations Fund(1)(2)	$0.50bn	2-Apr-07	(29.81)%	(18.23)%
GLG Emerging Currency and Fixed Income Fund(1)(2)	$0.06bn	1-Nov-07	44.24%	36.87%
Long-only Strategies
GLG Performance Fund(3)	$0.18bn	14-Jan-97	107.06%	6.27%
MSCI World Equity Index (Loc)			8.12%	0.65%
GLG Performance (Distributing) Fund(2)(3)	$0.15bn	6-Apr-99	(29.04)%	2.65
GLG Performance (Institutional) Fund(3)	$0.31bn	16-Apr-08	(28.57)%	N/A
MSCI World Equity Index (Total Return, Net, GBP)			32.72%	N/A
GLG European Equity Fund(3)	$0.53bn	11-Feb-99	38.81%	3.36%
MSCI Europe Index (Loc)			(32.33%)	(3.86%)
GLG UK Select Equity Fund(3)	$0.05bn	1-Dec-06	(19.74)%	(10.00)%
FTSE 100 Index (GBP)			(29.19%)	(15.24%)
GLG EAFE (Institutional) Fund(3)	$0.04bn	1-Sep-08	(33.37)%	N/A
MSCI EAFE Index (Total Return, Net, GBP)			(31.53%)	N/A
GLG International Small Cap Fund(3)	$0.03bn	1-Jun-08	(39.94)%	N/A
S&P EPAC Small Cap (Total Return) Index)			(40.41%)	N/A
GLG Capital Appreciation Fund(3)	$0.04bn	4-Mar-97	99.50%	6.01%
Benchmark(4)			29.52%	2.21%
GLG Capital Appreciation (Distributing) Fund(2)(3)	$0.14bn	6-Apr-99	21.30%	1.98%
GLG Global Convertible UCITS Fund(3)	$0.24bn	12-Mar-99	41.89%	3.63%

				Net
				Performance
	Gross		Inception	Since	Annualized
	AUM		Date	Inception	Net Return

Merrill Lynch Global 300 Convertible Index (Loc)				17.52%	1.66%
MSCI World Equity Index (Loc)				(24.88%)	(2.87%)
JP Morgan Government Bond Index (Loc)				55.75%	4.62%
Internal FoHF
GLG Global Opportunity Fund(3)	$0.69bn		4-Feb-97	323.22%	12.88%
MSCI World Equity Index (Loc)				5.63%	0.46%
GLG Multi-Strategy Fund(1)	$0.44bn		7-Jan-03	10.05%	1.61%
MSCI World Equity Index (Loc)				6.86%	1.12%
External FoHF
GLG MMI Diversified Fund(1)	$0.24bn		1-Oct-01	30.48%	3.93%
MSCI World Equity Index (Loc)				(12.15%)	(1.77)%
GLG MMI Enhanced Fund(1)	$0.17bn		1-Dec-03	12.63%	2.93%
MSCI World Equity Index (Loc)				(9.11%)	(1.86)%
GLG MMI Macro Fund(1)(2)	$0.03bn		3-Jul-06	6.53%	2.99%
GLG MMI Select Fund(1)(2)	$0.04bn		1-Feb-08	(14.44)%	N/A
Total AUM of Funds with <$25mn	$0.14bn
Managed Accounts	$6.12bn
Cash and Other Holdings	$0.43bn
Total Gross AUM	$16.55bn
Less GLG Funds invested in other GLG Funds
Alternative Strategy GLG Funds invested in other GLG Funds	$(0.47bn	)
External FoHF GLG Funds invested in other GLG Funds	$(0.03bn	)
Internal FoHF GLG Funds invested in other GLG Funds	$(1.00bn	)
Total GLG Funds invested in other GLG Funds	$(1.51bn	)
Total Net AUM	$15.04bn

(1)	GLG Partners (Cayman) Limited is the manager of these GLG Funds.

(2)	No comparable index.

(3)	GLG Partners Asset Management Limited is the manager of these GLG Funds.

(4)	Benchmark for GLG Capital Appreciation Fund is 65% MSCI World Index (Loc); 35% JPMorgan Gov’t Bond Index (Loc).

Except as noted in the table above, the investment manager for the GLG Funds is GLG Partners LP. None of the GLG Funds is registered in the United States. However, each GLG Fund is regulated in its jurisdiction of incorporation. See “— Competitive Strengths — Alignment of Interests” for a discussion of investments by the Principals and certain key personnel in the GLG Funds.

Management Fees on Funds

Our gross management fee rates are set as a percentage of fund AUM. Management fee rates vary depending on the product, as set forth in the table below (subject to fee treatment of fund-in-fund reinvestments as described below):

General Range of Gross Fee Rates
(% of AUM)
Product	As of December 31, 2008

Single-manager alternative strategy funds*	1.50% — 2.50%**
Long-only funds	0.75% — 2.25%
Internal FoHF	0.25% — 1.50%** (at the investing fund level)
External FoHF	1.00% — 1.95%

*	Excludes the GLG European Long-Short (Special Assets) Fund, the GLG Emerging Markets (Special Assets) Fund 2 and the GLG North American Opportunity (Special Assets) Fund established during November 2008 into which certain private placements and other not readily realizable investments were contributed by the GLG European Long-Short Fund, the GLG Emerging Markets Fund and the GLG North American Opportunity Fund, respectively, for the purpose of liquidating them, where the management fee is 0.50%.

**	When one of the single-manager alternative strategy funds or internal FoHFs managed by us invests in an underlying single-manager alternative strategy fund managed by us, management fees are charged at the investee fund level, except in the case of the GLG Multi Strategy Fund where fees are charged at both the investee and investing fund levels.

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

Performance Fees

Our gross performance fee rates are set as a percentage of fund performance, calculated as investment gains (both realized and unrealized), less management and administration fees, subject to “high water marks” and, in the case of most long-only funds, six external FoHFs and five single-manager alternative strategy funds, to performance hurdles. As a result, even when a GLG Fund has positive fund performance, we may not earn a performance fee due to negative fund performance in prior measurement periods and in some cases due to a failure to reach a hurdle rate. Performance fee rates vary depending on the product, as set forth in the table below (subject to fee treatment of fund-in-fund investments as described below):

General Range of Gross Fee Rates
(% of Investment Gains)
Product	As of December 31, 2008

Single-manager alternative strategy funds	20% — 30%*
Long-only funds	20% (may be subject to performance hurdle)
Internal FoHF	0% — 20%* (at the investing fund level)
External FoHF	5% — 10% (may be subject to performance hurdle)

*	When one of the single-manager alternative strategy funds or internal FoHFs managed by us invests in an underlying single-manager alternative strategy fund managed by us, performance fees are charged at the investee fund level. In addition, performance fees are charged at both the investee and investing fund levels on the GLG Global Aggressive Fund, to the extent, if any, that the performance fee charged at the investing fund level is greater than the performance fee charged at the investee fund level.

We do not recognize performance fee revenues until the end of the measurement period when the amounts are crystallized, which for the majority of the investment funds and accounts managed by us is on June 30 and December 31.

Additionally, many of our funds have significant high water marks. Until these funds either generate investment returns that overcome these high water marks, or these funds experience net inflows that carry no high-water marks and/or new funds are launched without high-water marks, performance fees may be limited.

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

Fees on Managed Accounts

Managed account fee structures are negotiated on an account-by-account basis and may be more complex than for the GLG Funds but typically include a management fee based on AUM and a performance fee based either on exceeding a high water mark or exceeding agreed upon benchmarks. Across the managed account portfolio, fee rates vary according to the underlying mandate and, excluding one material managed account, described below, in the aggregate are generally within the performance and management fee ranges charged with respect to comparable fund products. In October 2008, a new material managed account funded which provides for a management fee at institutional rates and a performance fee based on exceeding certain benchmarks even in a scenario with negative performance.

Certain GLG Funds employ leverage to enable them to invest additional amounts over and above their share capital and thereby enhance equity returns. Leverage will vary with the exact composition of the fund portfolio. Leverage is provided by prime brokers and counterparties. Additionally, funds may be leveraged through the use of products such as options, futures and other derivatives.

Fund Structure

Each of the GLG Funds is structured as a limited liability company, incorporated in the Cayman Islands, Ireland or Luxembourg. In general, the Cayman Islands are preferred for alternative strategy funds of non-U.S. investors, given the flexibility available to alternative strategy funds in this jurisdiction. A limited number of our alternative strategy funds are also domiciled in Ireland. Our long-only funds are incorporated in Ireland and utilize investment strategies that comply with the regulations in Ireland and qualify for Undertakings for the Collective Investment of Transferable Securities (“UCITS”) status. These long-only funds also have the ability to use a limited degree of leverage and to use derivative instruments, including synthetic short exposure, in accordance with UCITS III. One of our internal FoHF funds is domiciled in Luxembourg. Each GLG Fund has a board of directors and each board consists of a majority of independent directors. The prospectus for each fund sets out the terms and conditions upon which investors invest in the fund. None of the GLG Funds are subject to key man provisions. Thirty-four funds are listed on the Irish Stock Exchange, one fund is listed on the Luxembourg Stock Exchange, one fund is listed on the Cayman Islands Stock Exchange and twelve funds are unlisted. Each GLG Fund has appointed a GLG entity as its manager to provide investment management, administration and distribution services to the fund pursuant to a management agreement. The provision of these services is delegated to other GLG entities and third parties. In particular, investment management is delegated to GLG Partners LP pursuant to an investment management agreement. Because each GLG Fund is structured as a limited liability company whose owners are the investors in the fund, the manager and investment manager generally do not have an ownership interest in the fund and their sole relationship with the fund is contractual. Fund administration, custody and prime brokerage services are delegated to third-party providers pursuant to separate agreements.

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

We do not hold any investments in the GLG Funds, other than a de minimis amount of subscriber and management shares and $65.5 million, representing the unvested portion of the cash proceeds of the Acquisition allocable to participants in the equity participation plan, which were invested in two of the GLG Funds. The subscriber and management shares are for a fixed notional amount and do not have an entitlement to participate in movements in net asset value, nor do they generate any income for us. The returns and income on the unvested portion of the cash proceeds of the Acquisition allocable to participants in the equity participation plan are allocated to those participants and not us. As a result, we do not receive any income by reason of investment on our own account in the GLG Funds.

Managed Accounts Structure

Each of the managed accounts operates under the terms of individually negotiated and customized arrangements under which GLG Partners LP (or GLG Inc.) is appointed as investment manager or sub-investment manager. The structure is determined by the client and the structures range from limited liability companies to master feed funds and to limited partnerships. The material terms of these arrangements typically relate to the scope of the services to be provided, liabilities, remuneration and rights of termination. The termination provisions of the managed account agreements vary according to the terms negotiated by the individual client(s).

Neither the Principals nor their affiliates have any investment management operations or businesses that are separate from us. All of the assets managed by us are owned by our clients and are therefore separate from us. We do have discretion over the management of these assets.

Clients and Marketing

We have a team of 14 marketing professionals which is split into geographical regions. Our marketing effort has historically been geographically focused, with Europe accounting for the majority of marketing activity, and is built on a number of complementary and diverse distribution channels:

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

We also have a 30 member dedicated client service and marketing support team that facilitates investment transactions and provides analysis and reporting to clients.

Product Development

We have developed over 40 new investment products over the last ten years. We have several other fund products in the development pipeline for 2009, including emerging markets, credit, macro and distressed strategies. Consistent innovation and product development has stemmed from our close relationship to our client base, our investment team’s skill and market knowledge and also our responsiveness to client and market demands. The following chart shows the historical development of current GLG Funds:

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

Investment Managers.  Our investment managers integrate recommendations from analysts and traders, taking into account the macroeconomic environment, portfolio construction and relevant strategies. They also manage risk and ensure that capital is adequately used. In October 2008, we also added a Chief Investment Strategist who works with our investment professionals on global asset allocation and on developing our global macro platform and thematic funds.

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

Risk management personnel provide daily risk reporting across the GLG Funds and managed accounts, develop risk management infrastructure, and monitor the risk and performance of individual investment professionals within the business. We use both third-party commercial risk management software and proprietary systems to analyze and monitor risk in the GLG Funds and managed accounts. Daily risk reports measure exposures, expected volatility, value-at-risk (typically using a 98% confidence level, over a one day horizon), and liquidity. These reports also include stress tests based on historical and hypothetical scenarios, measures of aggregate exposures and sensitivities, and measures of credit risk and attributes of risk by region, country, asset class and investment professional. Additional reports analyze individual liquidity exposures and idiosyncratic or specific risks relevant to individual positions or groups of trades. Customized risk reports are also prepared and distributed to both the Risk Committee and individual investment managers.

General Operational and Legal Risk Management

We believe that we have adopted an approach to minimizing operational risk that is robust and systematic. This approach to operational excellence is a high-level differentiator that enables us to continue serving the most demanding private and institutional clients.

We have separate finance, operations, middle office, risk management, technology, human resources and client support functions run by seasoned industry professionals who report either to our Chief Operating Officer or to our Chief Financial Officer. The business has separate legal and compliance and internal audit functions.

The Systems and Controls Committee, which includes the non-investment manager Co-Chief Executive Officer, the Chief Operating Officer, the Senior Legal Counsel and the Chief Compliance Officer, meets monthly to consider operational management of our business, with focus on controls, legal and regulatory matters and any other related issues.

Systems

We have developed a strong information technology department of 42 experienced staff in addition to outside contractors. The department is split into infrastructure, support and development groups. We believe the strength of our specialized in-house development group, including a dedicated quantitative development team, is a significant competitive advantage. We operate a number of key proprietary and external systems. We have focused on maintaining the scalability of our systems platform and have an ongoing review process to ensure the systems can support planned growth in both assets and trading volume. Security and resiliency have been the highest priorities in the network design. We operate data centers both at our main offices and at off-site locations. We have appointed a managed service provider that provides 24 hour/7 day support through a dedicated link from our network operations center.

In the event of an emergency affecting our London or New York offices, or London or New York City in general, that results in either access being denied to or the total loss of our London or New York offices, we will implement our disaster recovery plan to assist in the smooth transition to a temporary workplace to minimize disruption. Under this plan, our incident management, business management and business continuity teams will coordinate with each other to assess the nature of a disaster, implement an immediate plan and work together during the recovery process to mitigate the loss to our business. If our London or New York offices will not be available for some time, we have established the use of disaster recovery sites with office space available for key personnel and remote access to critical business information in both locations.

Regulation

As a publicly traded company in the United States, we are subject to the U.S. federal securities laws and regulation by the U.S. Securities and Exchange Commission (the “SEC”). GLG Partners LP is authorized and regulated in the United Kingdom by the Financial Services Authority (the “FSA”). GLG Partners LP has a relationship management team at the FSA with whom it has a regular dialogue. Other regulators supervising specific GLG entities and funds include the Irish Financial Services Regulatory Authority (the “IFSRA”), the Cayman Islands Monetary Authority (“CIMA”) and the Commission de Surveillance du Secteur Financier in Luxembourg. Certain of the GLG Funds are also listed on the Irish Stock Exchange, the Luxembourg Stock Exchange or the Cayman Islands Stock Exchange. GLG Inc. is subject to regulation by the SEC as a registered investment adviser following its registration with the SEC as of January 17, 2008.

Compliance and Internal Audit

We have made a significant investment in the infrastructure supporting controls and compliance. Our management believes that it is important to instill a culture of compliance throughout our organization. The primary functions of our compliance and internal audit team are to provide assurance to our senior management team through the implementation of a risk-based monitoring program and internal audit plan. This team also advises, educates and supports our business. The compliance and internal audit functions are performed by a dedicated team of seven professionals, including the Chief Compliance Officer, who reports to the Co-Chief Executive Officers.

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

The FSA has the power to take a wide range of disciplinary actions against regulated firms and any FSA approved persons, including public censure, the imposition of fines, the variation, suspension or termination of the firm’s authorization or the removal of approved status from individuals.

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

Restrictions on changes in control.  Firms authorized by the FSA are subject to restrictions regarding persons who may act as a “controller” of the firm. Broadly, a “controller” for the purposes of the FSA’s rules means a person who alone or with associates holds (directly or indirectly) 10% or more of the shares or voting rights in a regulated firm or its parent company. Under FSMA, a person who proposes to become a controller of an FSA-authorized firm, or an existing controller who proposes to increase their interest to 20% or more, 33% or more, or 50% or more must first notify and obtain the approval of the FSA, with the FSA having up to three months to approve any such proposed change in control. The FSA is permitted to serve a notice of objection to the acquisition of or increase in control and, if it does serve such a notice, is required to specify in the notice its reasons for the objections. Breach of the notification and approval requirements is a criminal offense, although there are rights of appeal against any objection by the FSA.

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

Consumer complaints and compensation.  Rules made by the FSA under FSMA have established a compensation scheme, which provides for limited compensation to be paid to certain categories of customers who suffer losses as a consequence of an authorized firm being unable to meet its liabilities.

A financial ombudsman service (“FOS”) has also been established under the FSMA. The FOS operates independently of the FSA and allows certain categories of customers to escalate complaints about a firm (for example in relation to mis-selling or the provision of a poor service or product by the firm) to the ombudsman.

Regulatory capital.  Regulatory capital requirements form an integral part of the FSA’s prudential supervision of authorized firms. The regulatory capital rules oblige firms to hold a certain amount of capital at all times (taking into account the particular risks to which the firm may be exposed given its business activities), thereby helping to ensure that firms can meet their liabilities as they fall due and safeguarding their (and their counterparties’) financial stability. The FSA also expects firms to take a proactive approach to monitoring and managing risks, consistent with its high level requirement for firms to have adequate financial resources.

Regulatory capital requirements exist on two levels. The first is a solo requirement aimed at individual authorized firms (with the relevant firm being required to submit periodic reports to demonstrate compliance with the relevant requirement). The second is a consolidated (or group) requirement and relates to a part of or the entire group of which an authorized firm or firms form part. The FSA’s rules in relation to capital requirements were updated in 2007 to implement the recast EU Capital Requirements Directive (“CRD”), and came fully into force in the United Kingdom in January 2008. The CRD, which amended two earlier capital requirements Directives (The Banking Consolidation Directive and the Capital Adequacy Directive), introduced a more risk-sensitive approach to capital adequacy (with a particular emphasis on operational risk) and represents the European implementation of the Basel Committee’s International Convergence of Capital Measurement and Capital Standards framework dated June 2004.

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

Regulatory Framework in the European Union

We are permitted to provide cross-border services into a number of other members of the European Economic Area (“EEA”), under a European investment services passport. This “passport” derives from the pan-European regime established by the EU Markets in Financial Instruments Directive (“MiFID”) which regulates the provision of investment services and activities throughout the EEA.

MiFID grants investment firms which are authorized in any one EEA member state the right to provide investment services on a cross-border basis, or through the establishment of a branch to clients located in other EEA member states (known as “host member states”) on the basis of their home member state authorization without the need for separate authorization by the competent authorities in the relevant host member state. This is known as “passporting”. In order to avail itself of the passport, a firm must simply notify its home state regulator that it intends to do so. MiFID was required to be implemented across the EEA on November 1, 2007. MiFID made substantial and important changes to the way in which investment business is conducted across the EEA. These include, among others, the requirement that the conduct of business rules of a host member state are not to apply to a firm providing services within its territory on a cross-border basis (host member state conduct of business rules will apply to branches). We have implemented MiFID and we believe our business is now compliant with the requirements of MiFID.

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

As of December 31, 2008, GPAM and GLG Partners LP acted as manager, promoter and investment manager, respectively of the following Irish GLG Funds: GLG Investments plc, GLG Investments IV plc, GLG Investments V plc, GLG Investments VI plc and GLG Investments VII plc (each, a UCITS fund), GLG Global Convertible Fund plc (a professional investor fund) and GLG Global Opportunity Fund plc (a qualified investor fund).

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

The majority of the GLG Funds which are incorporated in the Cayman Islands are registered as mutual funds with, and are regulated by, CIMA in terms of the Mutual Funds Law. A number of the GLG Funds which are incorporated in the Cayman Islands are not so registered as they do not issue equity interests which are redeemable at the option of the investors in such funds and therefore do not constitute “mutual funds” as defined in the Mutual Funds Law (and therefore do not require registration or regulation thereunder). Others are not yet registered as they are in the early stages of their launch arrangements and it is anticipated that any such funds will in due course be so registered under the Mutual Funds Law. A number of the Cayman Islands incorporated funds are listed on the Irish Stock Exchange, one is listed on the Cayman Islands Stock Exchange and a number are currently unlisted. Only one of the GLG Funds which are subject to the Mutual Funds Law is required to be licensed or employ a licensed mutual fund administrator (although GPCL is so licensed) since the minimum aggregate investment purchasable by a prospective investor in each of such GLG Funds is equal to or exceeds either (a) in relation to those GLG Funds which were registered with CIMA prior to November 14, 2006, $50,000 or (b) in relation to those GLG Funds which have been registered with CIMA since November 14, 2006, $100,000 or its equivalent in any other currency. The GLG Fund which is subject to the Mutual Funds Law and has a minimum aggregate investment of less than the specified level falls within a different regulatory regime from the others and has appointed GPCL to provide its “principal office” in the Cayman Islands. As regulated mutual funds, the GLG Funds which are incorporated in the Cayman Islands and which are registered under the Mutual Funds Law are subject to supervision by CIMA. Essentially, such funds must file their offering documents and/or details of any changes that materially affect any information in such documents with CIMA. They must also file annually with CIMA accounts approved by an approved auditor, together with a return containing particulars specified by CIMA, within six months of their financial year end or within such extension of that period as CIMA may allow.

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

In addition, any waiver is subject to a condition that GPCL will, as soon as reasonably practicable, provide such information to CIMA, and within such period of time, as CIMA may require for the purpose of enabling an assessment as to whether persons acquiring direct or indirect control or ownership of GPCL in the circumstances set out above are fit and proper persons to have such control or ownership. An additional waiver has been submitted to CIMA in relation to the levels of intermediate ownership between GPCL and the ultimate parent listed on the New York Stock Exchange and a decision thereon is pending. Such waiver, if granted, is likely to be subject to the same conditions as the existing waiver summarized above.

Regulatory Framework in the United States

On January 17, 2008, GLG Inc. became registered as an investment adviser under the Investment Advisers Act, and is subject to the jurisdiction of the SEC and the federal securities laws of the United States.

Information regarding GLG Inc. is included in GLG Inc.’s Form ADV Part I, which is on file with the SEC and publicly available at the SEC’s website, www.sec.gov.

Investment advisers registered with the SEC are subject to many important regulations, including, but not limited to, the following:

•	The requirement that an investment adviser must have a compliance program;

•	The requirement to provide clients and prospective clients with written disclosure statements;

•	The requirement to have a code of ethics and to implement certain insider trading detection and prevention procedures;

•	The requirement to maintain certain books and records.

In addition, registered investment advisers may be examined by the SEC Staff.

Accounts for all of our U.S. advisory clients are managed pursuant to investment management agreements with GLG Inc. GLG Partners LP may, from time to time, make available to GLG Inc. certain personnel to perform investment advisory and related services with respect to the accounts of such U.S. advisory clients.

Pursuant to an Investment Services and Advisory Agreement, effective January 17, 2008, GLG Partners LP appointed GLG Inc. as a discretionary investment manager with respect to a portion of the assets of the following GLG Funds which are structured as non-U.S. investment vehicles: GLG Credit Fund, GLG European Long-Short Fund, GLG Event Driven Fund, GLG Global Utilities Fund, GLG Market Neutral Fund, GLG North American Opportunity Fund and GLG Technology Fund.

Certain GLG Funds that are structured as non-U.S. investment vehicles offer shares to U.S. persons. Offerings to U.S. persons are made in private placements in accordance with Rule 506 of Regulation D under the Securities Act of 1933, as amended, or the Securities Act, and in reliance on Section 3(c)(7) of the Investment Company Act of 1940, as amended, or the Investment Company Act. Accordingly, U.S. persons investing in such GLG Funds generally must be “accredited investors” and “qualified purchasers” as defined under U.S. federal securities laws.

Other

In addition, we are subject to securities and exchange regulations in the jurisdictions in which we trade securities.

Competition

The asset management industry is intensely competitive, and we expect it to remain so. We compete on a regional, industry and niche basis. We face competition in the pursuit of investors for our funds and managed accounts primarily from specialized investment funds, hedge funds and financial institutions. Many of these competitors are substantially larger and may have considerably greater financial, technical and marketing resources than will be available to us. In addition, given the broad-based market disruptions over the past 12 to 18 months, the asset management industry is undergoing a period of consolidation, with a general reduction in the number of competitors, particularly among alternative asset managers. In the current market environment, the barriers to entry for competitors in the asset management industry have increased significantly. As a result of these trends, we expect that in the near future, the competitive landscape, particularly for alternative asset managers, will be made up of a smaller number of stronger competitors with significant resources.

We also compete with specialized investment funds, hedge funds, financial institutions, corporate buyers and others in acquiring positions in attractive investment opportunities for the GLG Funds and managed accounts. Several of these competitors have similar investment objectives to the GLG Funds and managed accounts, which may result in direct competition for investment opportunities and investors. Some of these competitors may also have a lower cost of capital and access to funding sources that are not available to us, which may create competitive disadvantages for us with respect to investment opportunities. In addition, some of these competitors may have higher risk tolerances, different risk assessments or lower return thresholds, which could allow them to consider a wider variety of investments and to bid more aggressively than us for investments that we want to make for the GLG Funds and managed accounts.

Even in a consolidating industry environment, competition for the attraction and retention of qualified personnel can be intense. Our ability to compete effectively in our business will depend upon our ability to attract new personnel and retain and motivate our existing personnel.

Personnel

Our personnel consist of 346 individuals as of December 31, 2008, including 40 individuals in New York. Our institutionalized team-based investment process is driven by 120 investment professionals. A key feature of our organizational structure is that approximately one-third of our personnel are directly involved in the process of investment management and revenue generation. By optimizing our administrative functions, we maintain an efficient back- and middle-office operation and, as a result, a reduced cost base.

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

The certifications of our Co-Chief Executive Officers and our Chief Financial Officer required pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 are included as Exhibits to this Annual Report on Form 10-K. Our Co-Chief Executive Officers certified to the New York Stock Exchange (the “NYSE”) on July 1, 2008 pursuant to Section 303A.12 of the NYSE’s listing standards, that they were not aware of any violation by the Company of the NYSE’s corporate governance listing standards as of that date.

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

The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us and speak only as of the date of such statement. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under Item 1A, “Risk Factors” and the following:

•	volatility in the financial markets;

•	market conditions for the GLG Funds and managed accounts;

•	performance of the GLG Funds and managed accounts, the related performance fees and the associated impacts on revenues, net income, cash flows and fund inflows and outflows;

•	the cost of retaining our key investment and other personnel or the loss of such key personnel;

•	risks associated with the expansion of our business in size and geographically;

•	operational risk, including counterparty risk;

•	litigation and regulatory enforcement risks, including the diversion of management time and attention and the additional costs and demands on our resources; and

•	risks associated with the use of leverage, investment in derivatives, availability of credit, interest rates and currency fluctuations,

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

Risks Related to Our Business

Difficult market conditions, market disruptions and volatility have adversely affected and may in the future continue to adversely affect our business in many ways, each of which could materially reduce our revenue and cash flow and adversely affect our business, results of operations or financial condition.

Our business is materially affected by conditions in the global financial markets and economic conditions throughout the world that are outside our control, such as interest rates, availability of credit, inflation rates, economic uncertainty, changes in laws (including laws relating to taxation), trade barriers, commodity prices, currency exchange rates and controls and national and international political circumstances (including wars, terrorist acts or security operations). Recently, global credit and other financial markets have suffered and continue to suffer substantial stress, volatility, illiquidity and disruption. Market turbulence reached unprecedented levels during the third and fourth quarters of 2008, as loss of investor confidence in the financial system resulted in an historically unprecedented lack of liquidity, decline in asset values, and the bankruptcy or acquisition of, or government assistance to, several major domestic and international financial institutions. These factors, combined with volatile commodity prices and foreign exchange rates, contributed to recessionary economic conditions globally and a deterioration in consumer and corporate confidence and could further exacerbate the overall market disruptions and risks to market participants, including the GLG Funds and managed accounts. These market conditions may affect the level and volatility of securities prices and the liquidity and the value of investments in the GLG Funds and managed accounts, and we may not be able to or may choose not to manage our exposure to these market conditions.

Our profitability may also be adversely affected by fixed costs and the possibility that we would be unable to or may choose not to scale back other costs within a time frame sufficient to match any decreases in revenue relating to changes in market and economic conditions.

Global market conditions are inherently outside of our control and cannot be predicted. If these conditions continue, they may impact our ability to consistently generate non-volatile investment performance and attract new AUM, and may result in higher levels of redemptions from the GLG Funds and managed accounts than they have historically experienced prior to the third quarter of 2008. These factors may reduce our revenue growth, income and our ability to pay dividends on our shares of common stock and may slow or reduce the growth of our business or may contract our business. In particular, we may face the following heightened risks:

•	The investment performance of the GLG Funds and managed accounts may be negatively impacted. Negative fund performance reduces AUM, which decreases the management fees, administration fees and performance fees we earn. Lower revenues may result in lower adjusted net income and, therefore, reduced amounts available for dividends on our shares of common stock or increased risk that we will be unable to comply with financial covenants in our credit facility.

•	Performance fees, which historically have comprised a substantial portion of our annual revenues, are largely contingent on the GLG Funds and managed accounts generating positive annual investment performance in excess of “high water marks” or generating investment performance in excess of certain benchmarks.

Our revenue, net income and cash flow are dependent upon performance fees, which may make it difficult for us to achieve steady earnings growth on a semi-annual basis.

Our revenue, net income and cash flow are all highly variable, primarily due to the fact that performance fees can vary significantly from period to period, in part, because performance fees are recognized as revenue only when contractually payable, or “crystallized”, from the GLG Funds and managed accounts to which they relate, generally on June 30 and December 31 of each year for the majority of the GLG Funds. Although prior to 2008 we have historically had low inter-group correlations across asset classes, we may also experience fluctuations in our results from period to period due to a number of other factors, including changes in the values of the GLG Funds’ investments, changes in the amount of distributions, dividends or interest paid in respect of investments, changes in our operating expenses, the degree to which we encounter competition and general economic and market conditions. Such variability may lead to volatility in the trading price of our common stock and cause our results for a particular period not to be indicative of our performance in a future period. It may be difficult for us to achieve steady growth in net income and cash flow on a semi-annual basis, which could in turn lead to large adverse movements in the price of our common stock or increased volatility in our stock price generally.

With a few exceptions, the GLG Funds and managed accounts have “high water marks”, whereby performance fees are earned by us only to the extent that the net asset value of a GLG Fund or managed account at the end of a semi-annual period exceeds the highest net asset value on the last date on which a performance fee was earned. To the extent any of the GLG Funds and managed accounts generate negative investment performance or generate positive performance less than the applicable high water mark or benchmark, we would not earn performance fees for that GLG Fund or managed account until the high water mark is re-achieved or the benchmark exceeded. Certain of the GLG Funds and managed accounts also have LIBOR hurdles whereby performance fees are not earned during a particular period until the returns of such funds surpass the LIBOR rate. The performance fees we earn are therefore dependent on the net asset value of the GLG Funds and managed accounts, which could lead to significant volatility in our semi-annual results. Because our revenue, net income and cash flow can be highly variable from period to period, we plan not to provide any guidance regarding our expected semi-annual and annual operating results. The lack of guidance may affect the expectations of public market analysts and could cause increased volatility in our stock price.

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

Investors in the GLG Funds and investors with managed accounts can generally redeem investments with only short periods of notice and the rate of redemptions could accelerate if the GLG Funds and managed accounts underperform, which could make it more difficult to manage the liquidity levels of the GLG Funds and managed accounts, reduce AUM and adversely affect our revenues.

Investors in the GLG Funds and investors with managed accounts may generally redeem their investments with only short periods of notice. Investors may reduce the aggregate amount of their investments, or transfer their investments to other funds or asset managers with different fee rate arrangements, for any number of reasons, including investment performance, changes in prevailing interest rates and financial market performance, or for no reason. If interest rates are rising and/or stock markets are declining, the pace of fund and managed account redemptions could accelerate. Redemptions of investments in the GLG Funds could also take place more quickly than assets may be sold on account of those funds to meet the price of such redemptions, which could result in the relevant funds and/or our being in breach of applicable legal, regulatory and contractual requirements in relation to such redemptions, resulting in possible regulatory and stockholder actions against us and/or the GLG Funds. Any such action could potentially cause further redemptions and/or make it more difficult to attract new investors. The redemption of investments in the GLG Funds or in managed accounts could adversely affect our revenues, which are substantially dependent upon the AUM in the GLG Funds. If redemptions of investments cause our revenues to decline, they could have a material adverse effect on our business, results of operations or financial condition.

As a result of the recent market developments and the potential for increased and continuing disruptions and the resulting uncertainty, we have recently experienced an increase in the level of redemptions from the GLG Funds and managed accounts. Redemption rates may stay elevated globally while market conditions remain unsettled. If the level of redemption activity persists at above normal levels, it could become more difficult to manage the liquidity requirements of the GLG Funds, making it more difficult or more costly for the GLG Funds to liquidate positions rapidly to meet margin calls, redemption requests or otherwise. In addition to the impact on the market value of AUM, the illiquidity and volatility of the global financial markets have negatively affected our ability to manage inflows and outflows from the GLG Funds. Our ability to attract new capital to existing GLG Funds or to develop investment platforms may be limited during this period. The temporary closures of securities exchanges in certain foreign markets, such as Brazil and Russia, could further negatively impact the liquidity of the GLG Funds that invest in those markets. Under the terms of the prospectuses for the GLG Funds, the respective boards of directors of the GLG Funds have the right to restrict redemptions from the GLG Funds for certain periods in the event of exceptional circumstances. Several alternative asset managers, including us, have recently exercised similar rights with respect to the funds they manage and we have and may in the future recommended that the boards of directors of certain of the GLG Funds exercise the rights available to them. The exercise of these rights may have an adverse effect on the ability of the GLG Funds to attract additional AUM.

If the GLG Funds or managed accounts underperform, existing fund investors may decide to reduce or redeem their investments or transfer asset management responsibility to other asset managers and we may be unable to obtain new asset management business. Poor performance relative to other asset management firms may result in reduced investments in the GLG Funds and managed accounts and increased redemptions from the GLG Funds and managed accounts. As a result, investment underperformance could have a material adverse effect on our business, results of operations or financial condition.

We may face further redemptions from the GLG Funds and managed accounts for reasons not specifically related to investment performance, which may further reduce AUM or adversely impact our ability to attract new investments, resulting in a material adverse effect on our business, results of operations or financial condition.

Investors worldwide have reduced or eliminated their investments in many asset classes as confidence in the global financial system has eroded. These actions have resulted in increased redemptions for the asset management industry worldwide, including hedge funds. Redemption rates may stay elevated globally while market conditions remain unsettled. The GLG Funds and managed accounts are not immune to this trend and significant, additional redemptions from the GLG Funds and managed accounts that are not specifically related to investment performance may occur, which would reduce our AUM. For example, to the extent the GLG Funds have fund of hedge fund investments from aggregators who are themselves faced with client redemptions, those aggregators may choose to or be forced to redeem from the GLG Funds to obtain liquidity for their redeeming clients. In addition, our ability to attract new capital to existing GLG Funds or developing investment platforms may be limited during this period.

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

The market for experienced asset management professionals is extremely competitive and can be characterized by frequent movement of employees among firms. Due to the competitive market for asset management professionals and the success achieved by some of our key personnel, the costs to attract and retain key personnel are significant and could increase over time. In particular, if we lose any of our Principals or other key personnel, there is a risk that we may also experience outflows from AUM or fail to obtain new business. For example, the April 2008 announcement of the departure of the previous portfolio manager of the GLG Emerging Markets Fund and three other emerging markets funds in October 2008 contributed to the decline in our net AUM and, together with the performance of these funds, resulted in the redemption of approximately $4.4 billion from these GLG Funds during 2008. The inability to attract or retain the necessary highly skilled key personnel could have a material adverse effect on our business, results of operations or financial condition.

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

If we experience rapid growth, whether through attracting new investments, acquiring other asset management businesses or otherwise, it may place significant demands on our administrative, operational and financial resources.

Rapid growth may cause significant demands on our legal, accounting, technology and operational infrastructure and increased expenses. The complexity of these demands, and the expense required to address them, may be a function not only of the amount by which our AUM have grown, but of significant differences in the investing strategies of our different funds. In addition, we are required to continuously develop our systems and infrastructure in response to the increasing sophistication of the investment management market and legal, accounting and regulatory developments. Our future growth depends, among other things, on our ability to maintain an operating platform and management system sufficient to address our growth and requires us to incur significant additional expenses and commit additional senior management and operational resources. As a result, we face significant challenges:

•	in maintaining adequate financial and business controls;

•	in implementing new or updated information and financial systems and procedures; and

•	in training, managing and appropriately sizing our work force and other components of our business on a timely and cost-effective basis.

During 2008, we added a number of new portfolio managers for the GLG Funds, including for the emerging markets, macro, distressed debt and special situations strategies. In December 2008, we agreed to acquire Société Générale Asset Management UK (“SGAM UK”), Société Générale’s UK long-only asset management business, which is expected to be completed in March 2009. The acquisition includes SGAM UK’s operations, which had approximately $8.5 billion of AUM as of December 31, 2008, and its investment and support staff, based primarily in London. In January 2009, we announced that GLG Partners LP will become the investment manager of the funds and accounts managed by Pendragon Capital, whose founders will be joining GLG Partners LP as portfolio managers, subject to the consent of Pendragon’s investors, which we anticipate will be obtained prior to the end of the first quarter of 2009. Integrating these new portfolio managers and their teams, operations, funds and accounts may be expensive, time-consuming and a further strain on our resources and may not be successful. The diversion of management’s attention and any delays or difficulties encountered in connection with these acquisitions and the integration of these portfolio managers, operations, funds and accounts may have an adverse effect on our business, results of operations or financial condition.

There can be no assurance that we will be able to manage our growth, acquisitions or expanding operations effectively or that we will be able to continue to grow, and any failure to do so could adversely affect our ability to generate revenue and control our expenses.

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

Damage to our reputation, including as a result of personnel misconduct, failure to manage inside information, fraud, restricting redemptions from certain GLG Funds or side-pocketing certain illiquid private placement investments, could have a material adverse effect on our business.

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

•	fraud, misconduct or improper practice by any of our personnel, including failure to comply with applicable regulations or non-adherence by a portfolio manager to the investment guidelines applicable to each GLG Fund. Such actions can be particularly detrimental in the provision of financial services and could involve, for example, fraudulent transactions entered into for a client’s account, diversion of funds, the intentional or inadvertent release of confidential information or failure to follow internal procedures. Such actions could expose us to financial losses resulting from the need to reimburse customers or other business partners or as a result of fines or other regulatory sanctions, and may significantly damage our reputation;

•	failure to manage inside information. We frequently trade in multiple securities of the same issuer. In the course of transactions involving these securities, we may receive inside information in relation to certain issuers. If we do not sufficiently control the use of this inside information or any other inside information we receive, we and/or our employees could be subject to investigation and criminal or civil liability;

•	failure to manage conflicts of interest. As we have expanded the scope of our business and client base, we have been increasingly exposed to potential conflicts of interest. If we fail, or appear to fail, to deal appropriately with conflicts of interest, we could face significant damage to our reputation, litigation or regulatory proceedings or penalties;

•	restricting redemptions from certain GLG Funds. The GLG Funds have the right to restrict redemptions from the GLG Funds for certain periods in the event of exceptional circumstances. The exercise of these rights to restrict redemptions may be perceived as a weakness and fund investors may suffer a reduced ability to withdraw their original investments in the affected GLG Funds, resulting in significant reputational damage and could lead to a reduction in investments in the GLG Funds and hinder our ability to attract new investments. In addition, it may prompt fund investors to redeem their existing investments in other GLG Funds that have not elected to exercise these rights; and

•	side-pocketing certain illiquid private placement and other not readily realizable investments. Certain GLG Funds have and may in the future side-pocket certain private placement and other not readily realizable investments into separate special asset vehicles, providing investors with illiquid interests in the new special asset vehicles in lieu of returning their invested capital. As fund investors suffer a reduced ability to withdraw their original investments from the GLG Funds due to this side pocketing, our reputation may be subject to substantial damage. This reputational harm may hinder our ability to obtain new investments and may prompt investors to redeem their existing investments in other GLG Funds or managed accounts.

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

We generate a significant proportion of our revenue from a small number of our top clients. As of December 31, 2008, the assets of our top individual client accounted for approximately 5% of our net AUM. As of December 31, 2008, our largest institutional investor account represented approximately 10% of our net AUM, with the top five accounts collectively contributing approximately 23% of our net AUM. The loss of all or a substantial portion of the business provided by one or more of these clients would have a material impact on the income we derive from management and performance fees and consequently have a material adverse effect on our business, results of operations or financial condition. We may be subject to regulatory investigation or enforcement action or a change in regulation in the jurisdictions in which we operate.

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

On June 21, 2007, the Autorité des Marchés Financiers (“AMF”), the French securities regulator, imposed a fine of €1.5 million ($2.0 million) against us in connection with our trading in the shares of Vivendi Universal S.A. (“Vivendi”) based on confidential information prior to a November 14, 2002 issuance of Vivendi notes which are mandatorily redeemable for Vivendi convertible securities. We appealed this decision to the Court of Appeals (First Chamber) in Paris and the Conseil d’Etat on August 21, 2007. On November 26, 2008, the Court of Appeals issued a ruling dismissing our appeal.

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

The asset management industry is extremely competitive. Competition includes numerous national, regional and local asset management firms and broker-dealers, commercial bank and thrift institutions, and other financial institutions. Many of these organizations offer products and services that are similar to, or compete with, those offered by us and have substantially more personnel and greater financial resources than we do. Our key areas for competition include historical investment performance, our ability to source investment opportunities, our ability to attract and retain the best investment professionals, quality of service, the level of fees generated or earned by our managers and our investment managers’ stated investment strategy. We also compete for investment assets with banks, insurance companies and investment companies. Our ability to compete may be adversely affected if we underperform in comparison to relevant benchmarks or peer groups.

The competitive market environment may result in increased pressure on revenue margins (e.g., by the provision of management fee rebates). Our profit margins and earnings are dependent in part on our ability to maintain current fee levels for the products and services that we offer. In the current environment, many competitor asset managers have experienced substantial declines in investment performance, increased redemptions, or counterparty exposures which impair their businesses. Some of these asset managers have reduced their fees in an attempt to avoid additional redemptions. Competition within the alternative asset management industry could lead to pressure on us to reduce the fees that we charge our clients for products and services. A failure to compete effectively in this environment may result in the loss of existing clients and business, and of opportunities to capture new business, each of which could have a material adverse effect on our business, results of operations or financial condition.

Furthermore, consolidation in the asset management industry may accelerate, as many asset managers are unable to withstand the substantial declines in investment performance, increased redemptions, and other pressures impacting their businesses, including increased regulatory, compliance and control requirements. Some of our competitors may acquire or combine with other competitors. The combined business may have greater resources than we do and may be able to compete more effectively against us and acquire rapidly significant market share.

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

We have used a significant amount of borrowings to finance our business operations as a public company, including for the provision of working capital, warrant and share repurchases, making minimum tax distributions and limited partner profit share distributions, acquisition financing and general business purposes. This exposes us to the typical risks associated with the use of substantial leverage, including those discussed below under “— Risks Related to the GLG Funds — There are risks associated with the GLG Funds’ use of leverage.” These risks could result in an increase in our borrowing costs and could otherwise adversely affect our business in a material way. In addition, when our credit facilities expire, we will need to negotiate new credit facilities with our existing lender, replace them by entering into credit facilities with new lenders or find other sources of liquidity, and there is no guarantee that we will be able to do so on attractive terms or at all, particularly given the current crisis in the credit markets. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for a further discussion of our liquidity.

An increase in our borrowing costs may adversely affect our earnings and liquidity.

We have borrowed an aggregate of $570.0 million under our revolving credit and term loan facilities. When these facilities become due on November 2, 2012, we will be required to refinance them by entering into new credit facilities or issuing debt securities, which could result in higher borrowing costs, or issuing equity, which would dilute existing stockholders. We could also repay the revolving credit and term loan facilities by using cash on hand or cash from the sale of our assets. No assurance can be given that we will be able to enter into new credit facilities or issue debt or equity securities in the future on attractive terms, or at all, particularly given the current crisis in the credit markets, or that we will have sufficient cash on hand to repay the revolving credit and term loan facilities.

The term loans and revolving loans bear interest at a floating interest rate (currently 4.255%) based on 1-month LIBOR plus the applicable margin (currently 1.125%) based on certain financial ratios applicable to us and our consolidated subsidiaries. As such, the interest expense we incur will vary with changes in the applicable base rate. An increase in interest rates would adversely affect the market value of any fixed-rate debt investments and/or subject them to prepayment or extension risk, which may adversely affect our earnings and liquidity.

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

The Investment Company Act and the rules thereunder contain detailed parameters for the organization and operation of investment companies. Among other things, the Investment Company Act and the rules thereunder limit prohibited transactions with affiliates, impose limitations on the issuance of debt and equity securities, generally prohibit the issuance of options and impose certain governance requirements. We intend to conduct our operations so that we will not be deemed to be an investment company under the Investment Company Act. If anything were to happen which would cause us to be deemed to be an investment company under the Investment Company Act, requirements imposed by the Investment Company Act, including limitations on our capital structure, ability to transact business with affiliates (including our subsidiaries) and ability to compensate key employees, could make it impractical for us to continue our business as currently conducted, impair the agreements and arrangements between and among us, our subsidiaries and our senior managing directors, or any combination thereof, and materially adversely affect our business, financial condition and results of operations. In addition, we may be required to limit the amount of investments that we make as a principal or otherwise conduct our business in a manner that does not subject us to the registration and other requirements of the Investment Company Act.

Recently, legislation was proposed in the U.S. that would subject hedge funds and private investment funds to increased SEC regulation and oversight by removing the exceptions from the definition of “investment company” typically relied upon by hedge funds to avoid any of the requirements of the Investment Company Act and instead replacing them with exemptions from certain of the requirements of the Investment Company Act. As a result, these hedge funds and private investment funds would be “investment companies” for purposes of the Investment Company Act. The proposed legislation would require that hedge funds or private investment funds that are “investment companies” with at least $50 million in assets or AUM must meet the following additional conditions in order to maintain the exemption under the Investment Company Act:

•	registration with the SEC;

•	maintaining books and records required by the SEC;

•	cooperation with SEC examination or information requests;

•	filing of annual public information statements which would include, among other things:

•	the names and addresses of beneficial owners, any company with an ownership interest in the fund and the fund’s primary accountant and primary broker;

•	an explanation of the structure of ownership in the fund;

•	a statement of any minimum required investment;

•	the total number of limited partners, members or other investors; and

•	the current value of the fund’s assets and AUM; and

•	the establishment of certain anti-money laundering programs, policies and procedures that are reasonably designed to identify non-U.S. investors and their beneficial owners.

Should this legislation be adopted, the GLG Funds may become subject to these additional registration, reporting and other requirements. As a result, our compliance costs and burdens may increase and the additional restrictions and requirements may constrain our ability to conduct our business as currently conducted, which may adversely affect our business, results of operations or financial condition.

We and the GLG Funds may become subject to additional regulations which could increase the costs and burdens of compliance or impose additional restrictions which could have a material adverse effect on our business and the performance of the GLG Funds.

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

Our industry has been and may continue to be subject to increased regulation and public scrutiny. Such additional regulation could, among other things, increase our compliance costs or limit our ability to pursue investment opportunities. Recent rulemaking by the SEC, FSA and other regulatory authorities outside the United States and the United Kingdom, have imposed trading restrictions and reporting requirements on short selling, which have impacted certain of the investment strategies of the GLG Funds and managed accounts, and continued restrictions on or further regulations of short sales could negatively impact the performance of the GLG Funds and managed accounts.

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

The GLG Funds may make investments or hold trading positions in markets that are volatile and which may become illiquid. Timely divestiture or sale of trading positions can be impaired by decreased trading volume, increased price volatility, concentrated trading positions, limitations on the ability to transfer positions in highly specialized or structured transactions to which it may be a party, and changes in industry and government regulations. It may be impossible or costly for the GLG Funds to liquidate positions rapidly in order to meet margin calls, redemption requests or otherwise, particularly if there are other market participants seeking to dispose of similar assets at the same time or the relevant market is otherwise moving against a position or in the event of trading halts or daily price movement limits on the market or otherwise. Moreover, these risks may be exacerbated for the GLG Funds that are funds of hedge funds. For example, if one of these funds of hedge funds were to invest a significant portion of its assets in two or more hedge funds that each had illiquid positions in the same issuer, the illiquidity risk for these funds of hedge funds would be compounded.

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

In the current tight credit environment, the GLG Funds and accounts we manage may not be able to obtain credit for leveraging or hedging purposes at the same level or cost as they have in the past, which could have a material adverse effect on the performance of the GLG Funds and managed accounts.

Following the failure of Lehman Brothers and the acquisitions of Bear Stearns and Merrill Lynch, there has been a significant consolidation in the financial services industry and there are fewer prime brokers available to service hedge funds and other investment funds. The remaining prime brokers are reducing significantly the amount of credit available to such funds, including the GLG Funds and managed accounts, for leveraging or hedging purposes or imposing stricter margin and other terms on such borrowings. As a result, the GLG Funds and managed accounts may not be able to employ leveraging or hedging strategies to the same degree as in the past to increase the overall level of investments in the funds to generate higher returns or to use futures, warrants, options and other derivative products to hedge those investments. In addition, the increased financing costs of employing such leveraging or hedging strategies may partially or entirely offset any potential performance gains to be derived from the leveraging or hedging strategy employed by the GLG Funds and managed accounts. These limitations and costs could have a material adverse effect on the returns generated by the GLG Funds and managed accounts.

In addition, the special assets vehicles into which certain private placement and other not readily realizable investments in the portfolios of several of the GLG Funds were contributed may not be able to obtain credit to implement hedging strategies with regard to these investments to the same extent as when these investments formed part of the portfolios of the main GLG Funds. The inability to hedge these investments could negatively impact the investment returns obtained by the special assets vehicles. Previously, when these investments were included in the broader portfolio of a particular GLG Fund, the GLG Fund was able to borrow against those investments in order to implement its leveraging and hedging strategies.

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

All of the GLG Funds and managed accounts depend on the services of prime brokers, custodians, administrators and other agents and third parties in connection with certain securities transactions. As a result of ongoing consolidation in the financial services industry, our access to certain financial intermediaries, such as prime brokers or trading counterparties, may be reduced or eliminated. This may reduce our ability to diversify the exposures of the GLG Funds and managed accounts to these intermediaries which may increase operational risks or transaction costs, which may result in lower investment performance by the GLG Funds and managed accounts. In addition, the smaller number of service providers may result in tighter terms for transactions with the GLG Funds and managed accounts and the loss of specialized expertise with certain products used by the GLG Funds and managed accounts.

Following the collapse of Lehman Brothers, the GLG Funds and several GLG clients with managed accounts have claims as creditors and/or as trust asset claimants against Lehman Brothers International (Europe) (“LBIE”) and, in some cases, other Lehman Brothers entities. These claims will likely take an extended period of time to resolve and, in some cases, may remain unsatisfied. There are also a number of open factual and legal issues surrounding such claims.

On September 15, 2008, Lehman Brothers Holdings Inc. (the ultimate parent company of the UK Lehman Brothers firms) filed for Chapter 11 bankruptcy in the United States and LBIE, the principal European broker-dealer for the Lehman Brothers group, was placed into administration by order of the English court. Lehman Brothers’ prime brokerage unit in the United Kingdom was one of the business groups forming part of LBIE. Other Lehman Brothers entities have also filed for or commenced insolvency-related proceedings, including Lehman Brothers Inc. (“LBI”), Lehman Brothers’ U.S. broker-dealer.

Nearly all of the GLG Funds and several of the GLG institutional managed accounts at that time utilized LBIE as a prime broker. All of the GLG Funds and managed accounts at that time had LBIE, and a small number of GLG Funds and managed accounts had LBI, as a trading counterparty. In addition, all of GLG’s private client managed accounts at that time used LBIE, and a small number of GLG’s private clients additionally used LBI, as a custodian and broker for their accounts.

As a consequence of LBIE being in administration, the GLG Funds and, to the best of our knowledge, the managed accounts which used LBIE as a prime broker, have been unable to access their assets, including all securities and cash, deposited with LBIE. In addition, the appointment of the joint administrators in respect of LBIE triggered defaults under certain agreements between each GLG Fund and LBIE, including certain trading agreements, resulting in either (i) automatic termination of these agreements or (ii) the entitlement of the relevant GLG Fund to terminate the relevant agreement. The GLG Funds have in general elected to terminate their agreements with LBIE to quantify amounts owing to and from LBIE under trading agreements, reduce market risks, reduce exposure to a net amount, limit LBIE’s rights and/or crystallize rights and obligations between the parties with a view to allowing LBIE to release assets, among other factors.

We currently estimate that the combined net direct exposure of the GLG Funds to LBIE and other entities in the Lehman Brothers group amounts to approximately $95.0 million. Our assessment of this exposure is based upon a number of assumptions which we believe to be reasonable based upon information which is currently available to us, including that:

•	amounts which LBIE was required to treat as client money under the rules of the U.K. Financial Services Authority and not use in the course of its business were and are, in fact, so held, and that there will be no material under-segregation or shortfall in recoveries of client monies (although we note that the joint administrators of LBIE have indicated that the insolvencies of affiliates of LBIE in multiple jurisdictions and other factors may result in under-segregation or shortfalls which could negatively impact recovery of client money deposits materially);

•	even though LBIE or its affiliates may be entitled to withhold assets to satisfy any net indebtedness owed to them, there will be no material shortfall in the recovery of assets held on trust by LBIE as a custodian, or by LBI as a sub-custodian for LBIE, or by any other sub-custodian appointed by LBIE with regard to the assets of a GLG Fund;

•	the information we have received to date from the administrators of LBIE in relation to the re-hypothecation of GLG Fund assets by LBIE is true and accurate;

•	unsettled transactions between GLG Funds and LBIE at the time LBIE entered into administration proceedings will be determined on the basis of a cash settlement of those trades, in accordance with contractual agreements between the affected GLG Fund and LBIE, or cancelled, in each case, as determined by us;

•	the cash settlement amounts for terminated over-the-counter derivatives and other transactions will be as determined by us;

•	the recovery on amounts estimated to be unsecured claims against LBIE is valued at zero; and

•	there are no other facts or factors, which if known to us, would lead us to conclude that the business of LBIE was conducted otherwise than in accordance with the contractual documentation or that any of our assumptions is incorrect.

Our exposure estimate is based upon legal and professional opinion obtained for the purpose of determining the rights and obligations of the GLG Funds. The current NAVs of the GLG Funds reflect these assumptions, including that the recovery on amounts estimated to be unsecured claims will be valued at zero and that assets, which based on our records are held in custody by LBIE, should be marked to market.

It has not been possible, thus far, to obtain any meaningful visibility or transparency from Lehman Brothers or the PricewaterhouseCoopers administrators appointed in respect of LBIE in relation to the actual location and status of custody assets. It is not possible to say with certainty if or when these assets will be returned to the GLG Funds, whether the above assumptions will be validated, or whether the size of the GLG Funds’ apparent entitlement should be adjusted upwards or downwards. It is possible that, in respect of some or all of the long positions, the GLG Funds will not receive the return of assets from Lehman Brothers and may instead be exposed as a general creditor of one or more of the insolvent Lehman Brothers entities. Accordingly, until we are able to fully reconcile our information and assumptions with the administrators of LBIE and/or resolve any outstanding commercial and legal disagreement or uncertainties with LBIE, these estimates could change or the assumptions may prove to be incorrect, and the estimated exposure of the GLG Funds could be materially greater or lesser.

We are unable to estimate the exposure our institutional managed accounts have to LBIE as a prime broker because the clients in these cases maintain the relationships with their third party service providers, such as prime brokers, custodians and administrators, nor do we have access to the terms of their agreements with LBIE or know the extent of exposure these clients may have to LBIE outside of our managed account.

As a consequence of the administration of LBIE and the liquidation proceedings under the Securities Investor Protection Act of 1970, as amended, of LBI, our private clients have been unable to access their assets, including all securities and cash, in their respective accounts with LBIE or LBI managed by us. To the extent our private clients’ assets constitute securities held in custody by LBIE or LBI, we believe the clients should recover these securities to the extent these securities do not collateralize amounts owing by our clients to LBIE or LBI. To the extent our private client’s assets constitute cash held by LBIE as client money, we believe the clients should recover in the same proportion as all LBIE clients recover client money, with any shortfall possibly (but we cannot say with certainty) resulting in an unsecured claim against the LBIE estate. To the extent private clients are owed amounts under trading contracts with LBIE or LBI, we believe such amounts will constitute unsecured claims against LBIE or LBI, as the case may be. Notwithstanding the foregoing, the position of any individual private client will depend on the facts and circumstances surrounding such private client’s claims, as well as their particular legal rights and obligations pursuant to their agreements with LBIE or LBI.

The GLG Funds have, in the aggregate, recognized losses as a result of the foregoing and, the GLG Funds and managed accounts may incur additional losses if our estimates change and/or the assumptions we have made or outside opinions we have obtained prove incorrect. In any event, the GLG Funds and managed accounts will suffer substantial delay before there is a final resolution as to exposure and the ultimate recovery. If our clients, including the GLG Funds, do not fully recover their assets, suffer losses or substantial delays, they might redeem their investments, lose confidence in us and or make claims against us, our affiliates and/or the GLG Funds.

The GLG Funds and accounts we manage are subject to counterparty risk with regard to over-the-counter instruments and other swap or hedging transactions. The actual or perceived weakness of counterparties could increase the exposure of the GLG Funds and managed accounts to these counterparty and credit risks.

In light of the current instability of the financial markets, the GLG Funds and managed accounts also face the increased risk of potential bankruptcies or significant credit deterioration of major financial institutions, including prime brokers, custodians and other agents, some of which have substantial relationships with the GLG Funds and managed accounts, increasing exposure to the related counterparty risks. Furthermore, the combinations of financial service firms announced in the third and fourth quarters of 2008 have increased the concentration of counterparty risk for the GLG Funds and managed accounts. The credit quality of these exposures may be affected by many factors, such as economic and business conditions or deterioration in the financial condition of an individual counterparty, group of counterparties or asset classes. Difficulties of this nature affecting counterparties have the potential to result in significant exposures, whether counterparty, credit or otherwise, for the GLG Funds and managed accounts and negatively impact our business and results of operations.

In the event of the insolvency of any counterparty or any prime broker or custodian, the GLG Funds and managed accounts may only rank as unsecured creditors in respect of sums due to them or may be exposed to the under-segregation of assets, fraud or other factors which may result in the recovery of less than all of the property of the GLG Funds or managed accounts than was held in custody or safekeeping. Any losses will be borne by the GLG funds and managed accounts and there could be a substantial delay in recovering these assets. In addition, cash held by the GLG Funds and managed accounts with a prime broker or custodian may not be segregated from the prime broker’s or custodian’s own cash, and the GLG Funds and managed accounts may therefore rank as unsecured creditors in relation thereto. Defaults by, or even rumors or questions about, the solvency of counterparties with which we execute transactions on behalf of the GLG Funds and managed accounts may increase operational risks or transaction costs, which may result in lower investment performance by the GLG Funds and managed accounts.

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

The GLG Funds and managed accounts are subject to “systemic risk” due to the interconnectedness and recent consolidation of financial institutions as the failure of any one institution may expose the GLG Funds and managed accounts to risk of loss.

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

Concerns of counterparties about the financial strength of the GLG Funds and managed accounts may impact their willingness to enter into transactions with the GLG Funds and managed accounts

If the GLG Funds and managed accounts experience diminished financial strength or stability, actual or perceived, including due to market or regulatory developments, business developments or results of operations, counterparties may become less willing to enter into transactions with the GLG Funds and managed accounts or our ability to enter into financial transactions on behalf of the GLG Funds and managed accounts on terms acceptable to us may be materially compromised.

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

Our Principals, their Trustees and certain other GLG Shareowners who have entered into a voting agreement beneficially own shares of our common stock and Series A voting preferred stock which collectively represent approximately 52% of our voting power. Accordingly, they have the ability to elect our board of directors and thereby control our management and affairs. Therefore, we are a “controlled company” for purposes of Section 303(A) of the NYSE Listed Company Manual.

As a “controlled company,” we are exempt from certain governance requirements otherwise required by the NYSE, including the requirement that we have a nominating and corporate governance committee. Under these rules, a company of which more than 50% of the voting power is held by an individual, a group or another company is a “controlled company” and is exempt from certain corporate governance requirements, including requirements that (1) a majority of the board of directors consist of independent directors, (2) compensation of officers be determined or recommended to the board of directors by a majority of its independent directors or by a compensation committee that is composed entirely of independent directors and (3) director nominees be selected or recommended for selection by a majority of the independent directors or by a nominating committee composed solely of independent directors. We utilize some of these exemptions. For example, we do not have a nominating committee. Accordingly, the procedures for approving significant corporate decisions can be determined by directors who have a direct or indirect interest in the matters and you do not have the same protections afforded to stockholders of other companies that are required to comply with the rules of the NYSE. In addition, our board of directors currently consists of 50% of independent directors in reliance on the exemption from the majority independent director requirement.

Because of their ownership of approximately 52% of our voting power, our Principals, their Trustees and certain other GLG Shareowners are also able to determine the outcome of all matters requiring stockholder approval (other than those requiring a super-majority vote) and are able to cause or prevent a change of control of our company or a change in the composition of our board of directors, and could preclude any unsolicited acquisition of our company. In addition, because they collectively may determine the outcome of a stockholder vote, they could deprive stockholders of an opportunity to receive a premium for their shares as part of a sale of our company, and that voting control could ultimately affect the market price of our common stock.

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

Because of their ownership of approximately 52% of the our voting power, the Principals, their Trustees and certain other GLG Shareowners are able to determine the outcome of all matters requiring stockholder approval (other than those requiring a super-majority vote) and are able to cause or prevent a change of control of our company or a change in the composition of our board of directors, and could preclude any unsolicited acquisition of our company. Certain provisions of Delaware law may also delay or prevent a transaction that could cause a change in our control. The market price of our shares could be adversely affected to the extent that the Principals’ control over us, as well as provisions of our organizational documents, discourage potential takeover attempts that our stockholders may favor.

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

Since the Acquisition, the market prices of our shares of common stock and warrants have experienced significant volatility and depreciation and they may continue to be subject to wide fluctuations or further declines. In addition, the trading volume in our shares and warrants may fluctuate and cause significant price variations to occur. If the market prices of our shares and warrants decline significantly, you may be unable to resell your shares and warrants at or above your purchase price, if at all. We cannot assure you that the market price of our shares and warrants will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect the price of our shares and warrants or result in fluctuations in the price or trading volume of our shares and warrants include:

•	variations in our quarterly operating results or dividends;

•	failure to meet analysts’ earnings estimates or failure to meet, or the lowering of, our own earnings guidance;

•	publication of research reports about us or the investment management industry or the failure of securities analysts to cover our shares;

•	additions or departures of the Principals and other key personnel;

•	adverse market reaction to any indebtedness we may incur or securities we may issue in the future;

•	actions by stockholders;

•	changes in market valuations of similar companies;

•	speculation in the press or investment community;

•	changes or proposed changes in laws or regulations or differing interpretations thereof affecting our business or enforcement of these laws and regulations, or announcements relating to these matters;

•	adverse publicity about the asset management industry generally or individual scandals, specifically; and

•	general market and economic conditions, including the substantial volatility experienced in the financial markets in September 2008 and following months.

If prevailing market and business conditions or similar ones continue to exist or worsen, we could experience continuing or adverse effects on our business, results of operations or financial condition.

We may not be able to pay dividends on our common stock.

As a holding company, our ability to pay dividends is subject to the ability of our subsidiaries to provide cash to us. We intend to distribute dividends to our stockholders and/or repurchase our common stock at such time and in such amounts to be determined by our board of directors. Accordingly, we expect to cause our subsidiaries to make distributions to their stockholders or partners, as applicable, in an amount sufficient to enable us to pay such dividends to our stockholders or make such repurchases, as applicable; however, no assurance can be given that such distributions or stock repurchases will or can be made. Our board can reduce or eliminate our dividend, or decide not to repurchase our common stock, at any time, in its discretion. For example, in December 2008, in light of the existing economic environment, our board determined not to continue paying a regular dividend on its common stock in order to retain capital. The board will consider re-establishing the regular quarterly dividend as well as the payment of a special dividend as and when it determines appropriate in the future. Our subsidiaries will be required to make minimum tax distributions and intend to make limited partner profit share distributions to our key personnel pursuant to our limited partner profit share arrangement prior to distributing dividends to our stockholders or repurchasing our common stock. If our subsidiaries have insufficient funds to make these distributions, we may have to borrow funds or sell assets, which could materially adversely affect our liquidity and financial condition. In addition, our subsidiaries’ earnings may be insufficient to enable them to make required minimum tax distributions or intended limited partner profit share distributions to their stockholders, partners or members, as applicable, because, among other things, our subsidiaries may not have sufficient capital surplus to pay dividends or make distributions under the laws of the relevant jurisdiction of incorporation or organization or may not satisfy regulatory requirements of capital adequacy, including the regulatory capital requirements of the FSA in the United Kingdom or the Financial Groups Directive of the European Community. We will also be restricted from paying dividends or making stock repurchases under our credit facility in the event of a default or if we are required to make mandatory prepayment of principal thereunder.

To complete the Acquisition, we incurred a large amount of debt, which will limit our ability to fund general corporate requirements and obtain additional financing, limit our flexibility in responding to business opportunities and competitive developments and increase our vulnerability to adverse economic and industry conditions.

We have incurred $570.0 million of indebtedness to finance the Acquisition, transaction costs, deferred underwriting fees and our operations. As a result of the substantial fixed costs associated with these debt obligations, we expect that:

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

In addition, we are bound by certain financial covenants relating to our debt obligations. These financial covenants require that we have fee paying AUM on December 31, 2008 of at least $15 billion, which is tested annually and increases $500 million per year until 2012, and that we maintain at the end of each fiscal quarter a leverage ratio of not more than 4.5:1, which is calculated on the basis of adjusted earnings before interest, taxes, depreciation and amortization on a last twelve months basis. While we were in compliance with these financial covenants as of December 31, 2008, there can be no assurance that we will continue to be able to comply with these covenants in the future. Failure to comply with these financial covenants could result in adverse consequences, including the acceleration of our indebtedness. Factors that may affect our ability to comply with these financial covenants include:

•	the performance of the GLG Funds prior to the end of each relevant measurement period;

•	future net inflows and outflows;

•	currency movements — principally Euro versus the U.S. dollar; and,

•	the level of our cash compensation and general and administration expenses.

As a result of the Acquisition, we incur significant non-cash amortization charges related to equity-based compensation expense associated with the vesting of certain equity-based awards, which reduces our net income and may result in further net losses.

Compensation and benefits post-acquisition reflect the amortization of a significant non-cash equity-based compensation expense associated with the vesting of equity-based awards over the next four years. The compensation and benefits expense relates to the 10,000,000 shares of our common stock issued for the benefit of our employees, service providers and certain key personnel under our 2007 Restricted Stock Plan; 33,000,000 shares of our common stock and $150 million in cash and promissory notes issued for the benefit of certain of our key personnel participating in our equity participation plan; and 77,604,988 shares of common stock and 58,904,993 exchangeable Class B ordinary shares of FA Sub 2 Limited subject to an agreement among our principals and trustees. These shares are subject to certain vesting and forfeiture provisions, and the related share-based compensation expenses are being recognized on a straight-line basis over the requisite service period. This treatment under GAAP reduces our net income and may result in further net losses in future periods.

Fulfilling our obligations as a public company will be expensive and time consuming.

As a public company, we are required to prepare and file periodic and other reports with the SEC under applicable U.S. federal securities laws and to comply with other requirements of U.S. federal securities laws, such as establishing and maintaining disclosure controls and procedures and internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002. In addition, under the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC, as well as the rules of the New York Stock Exchange, we are required to maintain certain corporate governance practices and to adhere to a variety of reporting requirements and accounting rules. Compliance with these obligations requires significant time and resources from our management and our finance and accounting staff, may require additional staffing and infrastructure and will make some activities more time consuming and costly. We incur significant legal, accounting, insurance and financial costs as a public company. As a result of the increased costs associated with being a public company, our operating income as a percentage of revenue is likely to be lower.

The failure to address actual or perceived conflicts of interest that may arise as a result of the investment by the Principals and other key personnel of at least 50% of the after-tax cash proceeds they received in the Acquisition in GLG Funds, may damage our reputation and materially adversely affect our business.

As a result of the $558 million of net AUM that the Principals, the Trustees and certain key personnel have invested in the GLG Funds as of December 31, 2008, other investors in the GLG Funds may perceive conflicts of interest regarding investments in the GLG Funds in which the Principals, the Trustees and other key personnel are personally invested. Actual or perceived conflicts of interests could give rise to investor dissatisfaction or litigation and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with these conflicts of interest. Investor dissatisfaction or litigation in connection with conflicts of interest could materially adversely affect our reputation and our business in a number of ways, including as a result of redemptions by investors from the GLG Funds and a reluctance of counterparties do business with us.

We may choose to redeem our outstanding warrants at a time that is disadvantageous to our warrant holders.

We may redeem the warrants issued as a part of our publicly traded units and the co-investment warrants at any time beginning December 21, 2007, in whole and not in part, at a price of $0.01 per warrant, upon a minimum of 30 days’ prior written notice of redemption, if and only if, the last sales price of our common stock equals or exceeds $14.25 per share for any 20 trading days within a 30-trading day period ending three business days before we send the notice of redemption. Redemption of the warrants could force the warrant holders (1) to exercise the warrants and pay the exercise price therefor at a time when it may be disadvantageous for the holders to do so, (2) to sell the warrants at the then current market price when they might otherwise wish to hold the warrants or (3) to accept the nominal redemption price which, at the time the warrants are called for redemption, is likely to be substantially less than the market value of the warrants.

Our outstanding warrants may be exercised in the future, which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders. This might have an adverse effect on the market price of our common stock.

Excluding 12,000,003 warrants beneficially owned by our founders and their affiliates, which are not currently exercisable, as of February 23, 2009, there were 42,484,674 outstanding warrants to purchase shares of common stock, which were exercisable beginning on December 21, 2007. These warrants would only be exercised if the $7.50 per share exercise price is below the market price of our common stock. To the extent they are exercised, additional shares of our common stock will be issued, which will result in dilution to our stockholders and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our shares.

Risks Related to Taxation

Our effective income tax rate depends on various factors and may increase as our business expands into countries with higher tax rates or as we repatriate more profits to the U.S.

There can be no assurance that we will continue to have a low effective income tax rate. We are a U.S. corporation that is subject to the U.S. corporate income tax on its taxable income. Our low effective tax rate is primarily attributable to the asset basis step-up resulting from the acquisition of GLG and the associated 15-year goodwill amortization deduction for U.S. tax purposes. Going forward, our effective income tax rate will be a function of our overall earnings, the income tax rates in the jurisdictions in which our entities do business, the type and relative amount of income earned by our entities in these jurisdictions and the timing and amount of repatriation of profits back to the United States in the form of dividends. We expect that our effective income tax rate may increase as our business expands into countries with higher tax rates. In addition, allocation of income among business activities and entities is subject to detailed and complex rules and depends on the facts and circumstances. No assurance can be given that the facts and circumstances or the rules will not change from year to year or that taxing authorities will not be able to successfully challenge such allocations.

U.S. persons who own 10% or more of our voting stock may be subject to higher U.S. tax rates on a sale of the stock.

U.S. persons who hold 10% or more (actually and/or constructively) of the total combined voting power of all classes of our voting stock may on the sale of the stock be subject to U.S. tax at ordinary income tax rates (rather than at capital gain tax rates) on the portion of their taxable gain attributed to undistributed offshore earnings. This would be the result if we are treated (for U.S. federal income tax purposes) as principally availed to hold the stock of foreign corporation(s) and the stock ownership in us satisfies the stock ownership test for determining controlled foreign corporation (CFC) status (determined as if we were a foreign corporation). A foreign corporation is a CFC if, for an uninterrupted period of 30 days or more during any taxable year, more than 50% of its stock (by vote or value) is owned by “10% U.S. Shareholders”. A U.S. person is a “10% U.S. Shareholder” if such person owns (actually and/or constructively) 10% or more of the total combined voting power of all classes of stock entitled to vote of such corporation. As of the end of 2008, approximately 31% of our stock is treated as directly or constructively owned by 10% U.S. Shareholders. Therefore, any U.S. person who considers acquiring (directly, indirectly and/or constructively) 10% or more of our outstanding stock should first consult with his or her tax advisor.

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

Following the publication of a discussion document entitled “Taxation of foreign profits of companies” on June 21, 2007, the U.K. government published draft legislation and guidance on December 9, 2008. The draft legislation includes the introduction of a worldwide debt cap which may restrict the deductibility of interest expense incurred by U.K. resident entities. The draft legislation is designed to ensure that the U.K. corporation tax deductions for financing costs do not exceed the worldwide external finance costs of the group. It should be noted that the provisions released are a consultation draft and may be subject to extensive revision before becoming law. A consultation period is due to end on March 3, 2009 and the proposed date for enactment of the draft legislation was April 1, 2009, though a later date now appears possible. While it is not currently anticipated that we will be adversely impacted by these rules, no assurances can be given that the legislation, if and when enacted, will not restrict the ability of our subsidiary FA Sub 3 Limited to claim a tax deduction for the full amount of its interest expense.

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

Our principal executive offices are located in 2,515 square feet of leased office space at 399 Park Avenue, 38th floor, New York, New York. We also lease approximately 10,000 square feet of office space at 390 Park Avenue, 20th Floor, New York, New York, a total of approximately 51,000 square feet of office space at One Curzon Street, London, England, 620 square feet of office space at Berkeley Street, London, England, approximately 1,185 square feet of office space in George Town, Grand Cayman, Cayman Islands, and approximately 1,453 square feet of office space in Geneva, Switzerland. We do not own any real property. We consider these facilities to be suitable and adequate for the management and operation of our business.

Item 3.	Legal Proceedings

On June 21, 2007, the Autorité des Marchés Financiers (“AMF”), the French securities regulator, imposed a fine of €1.5 million ($2.0 million) against us in connection with our trading in the shares of Vivendi Universal S.A. (“Vivendi”) based on confidential information prior to a November 14, 2002 issuance of Vivendi notes which are mandatorily redeemable for Vivendi convertible securities. We appealed this decision to the Court of Appeals (First Chamber) in Paris and the Conseil d’Etat on August 21, 2007. On November 26, 2008, the Court of Appeals issued a ruling dismissing our appeal.

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

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s security holders during the fourth quarter of the fiscal year ended December 31, 2008.

Item 4A.	Executive Officers of the Registrant

The following table sets forth certain information concerning each of our executive officers:

Name	Age	Position

Noam Gottesman	47	Chairman of the Board and Co-Chief Executive Officer
Emmanuel Roman	45	Co-Chief Executive Officer
Pierre Lagrange	46	Senior Managing Director of GLG Partners LP
Simon White	50	Chief Operating Officer
Jeffrey Rojek	39	Chief Financial Officer
Alejandro San Miguel	40	General Counsel and Corporate Secretary

Noam Gottesman has been our Chairman of the Board and Co-Chief Executive Officer since November 2007. He has been a Managing Director of GLG since he co-founded GLG Partners LP as a division of LBIE in 1995. He has also served as GLG’s Co-Chief Executive Officer since September 2005 and served as its Chief Executive Officer from September 2000 until September 2005. Prior to 1995, Mr. Gottesman was an Executive Director of Goldman Sachs International, where he managed global equity portfolios in the private client group. Mr. Gottesman obtained a B.A. from Columbia University.

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

Pierre Lagrange has been a co-founder and Senior Managing Director of GLG Partners LP since its formation in September 2000 and was a co-founder of the GLG Partners division of LBIE in 1995. He has overall responsibility for a number of our global equity products, including the GLG European Equity Fund, the GLG Environment Fund, the GLG EAFE (Institutional) Fund and our flagship GLG European Long-Short Fund. Prior to 1995, Mr. Lagrange worked at Goldman Sachs managing global equity portfolios and at JP Morgan in government bond trading. He has an M.A. in Engineering from the Solvay Business School in Brussels.

Simon White has been our Chief Operating Officer since March 2008 and served as our Chief Financial Officer from November 2007 to March 2008. He has been GLG Partners LP’s Chief Operating Officer since September 2000. From 1997 to September 2000, he worked at Lehman Brothers as Executive Director and Branch Manager of the GLG Partners division. From 1995 to 1997, he was Chief Administrative Officer of Lehman Brothers’ European high net worth business. From 1993 to 1995, he was European Controller at Lehman Brothers. Prior to 1993, Mr. White worked at Credit Suisse First Boston and PaineWebber in a number of senior business and support roles in their London and New York offices. Mr. White is a chartered accountant and a fellow of the Institute of Chartered Accountants and has worked in the financial services business since 1986.

Jeffrey Rojek has been our Chief Financial Officer since March 2008. Prior to joining GLG, Mr. Rojek was an Audit and Advisory Partner at KPMG, in the firm’s New York financial services practice. He joined KPMG in 1991 and over his nearly 18 year career there worked with global banking, investment banking and other related financial services clients. From 2004 to 2006, he was based in KPMG’s national office advising on audit and accounting issues related to financial instruments. Prior to that, Mr. Rojek spent three years in Singapore as KPMG’s Regional Lead Partner for Deutsche Bank, Citigroup and Jones Lang Lasalle. Mr. Rojek has an M.B.A from Columbia University and a B.S. from Fordham University.

Alejandro San Miguel has been our General Counsel and Corporate Secretary since November 2007. Mr. San Miguel was a partner at the law firm of Chadbourne & Parke LLP, one of GLG’s principal outside law firms, from 2001 until November 2007. He joined the law firm in 1996. Mr. San Miguel received a J.D. from New York Law School and a B.A. from the University of Pennsylvania.

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

On November 2, 2007, we initiated a $100.0 million repurchase program for shares of our common stock and warrants to purchase common stock which was approved by our Board of Directors effective through May 2, 2008. On February 4, 2008, the Board of Directors approved an increase of our repurchase program by an additional $100.0 million and extended the program through August 31, 2008, and subsequently through February 4, 2009, and most recently through August 2, 2009. Approximately $45 million remains available under the program for the repurchase of common stock and warrants as of February 25, 2009. Our repurchase program allows management to repurchase shares and warrants at its discretion.

On November 5, 2007, our units, common stock and warrants began trading on the NYSE under the symbols “GLGU”, “GLG” and “GLGWS”, respectively. The following sets forth the high and low sales price of our units, common stock and warrants, as reported on the American Stock Exchange and the NYSE for the periods shown:

	Units		Common Stock		Warrants
	High	Low	High	Low	High	Low

2007:
First Quarter	$11.15	$10.01	$10.00	$8.90	$1.50	$1.10
Second Quarter	$16.68	$10.55	$12.40	$9.31	$4.60	$1.27
Third Quarter	$16.80	$12.00	$12.34	$9.95	$4.55	$1.95
Fourth Quarter	$20.75	$14.25	$14.97	$11.25	$6.63	$3.10
2008:
First Quarter	$20.75	$15.70	$13.85	$10.76	$6.30	$4.05
Second Quarter	$17.04	$9.54	$12.25	$7.67	$4.80	$1.82
Third Quarter	$12.50	$5.18	$9.50	$4.51	$3.18	$0.35
Fourth Quarter	$6.00	$1.59	$5.95	$1.86	$0.67	$0.00

On February 27, 2009 the last reported sale price for our units, common stock and warrants on the NYSE was $2.27 per unit, $2.17 per share and $0.09 per warrant, respectively. As of December 31, 2008 there was one holder of record of our units, six holders of record of our common stock and four holders of record of our warrants, respectively.

The table below sets forth information with respect to purchases made by or on behalf of the Company of warrants and shares of common stock during the year ended December 31, 2008 by month:

Issuer Repurchases of Equity Securities

				Maximum Approx.
			Total Number of	Dollar Value of
			Warrants or Shares	Warrants or Shares
	Total Number of	Average Price	Purchased as Part of	that may yet be
	Warrants or	Paid per	Publicly Announced	Purchased Under the
Period	Shares Repurchased	Warrant or Share	Plans or Programs	Plans or Programs

January 1 — 31, 2008	5,500,000 warrants	$5.73	5,500,000 warrants	$24,757,832.00
February 1 — 29, 2008	1,500,000 warrants	5.11	1,500,000 warrants	117,092,832.00
	279,455 shares(1)	12.37	279,455 shares	113,635,973.65	(1)
March 1 — 31, 2008	—	—	—	113,635,973.65

Q1 Total	7,000,000 warrants		7,000,000 warrants
	279,455 shares		279,455 shares

April 1 — 30, 2008	—	—	—	113,635,973.65
May 1 — 31, 2008	64,900 shares	8.15	64,900 shares	113,107,038.65
June 1 — 30, 2008	—	—	—	113,107,038.65

Q2 Total	64,900 shares		64,900 shares

July 1 — 31, 2008	—	—	—	113,107,038.65
August 1 — 31, 2008	—	—	—	113,107,038.65
September 1 — 30, 2008	—	—	—	113,107,038.65

Q3 Total	—		—

October 1 — 31, 2008	—	—	—	113,107,038.65
November 1 — 30, 2008	1,179,822 shares	3.13	1,179,822 shares	109,414,195.79
December 1 — 31, 2008	15,317 shares	2.22	15,317 shares	109,380,192.05

Q4 Total	1,195,139 shares		1,195,139 shares

2008 Total	7,000,000 warrants		7,000,000 warrants
	1,539,494 shares		1,539,494 shares

(1)	The repurchase of these shares was reported in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 but the amounts were inadvertently not deducted from the maximum approximate dollar value of warrants or shares that may yet be purchased under the plans or programs.

The Company declared a regular quarterly dividend of $0.025 per share of common stock in each of the first, second and third quarters of 2008 on all outstanding shares of common stock, including unvested shares of restricted stock under the Company’s equity-based plans. There was no quarterly dividend declared or paid for the fourth quarter of 2008. On February 25, 2008 the first quarterly dividend was declared payable on April 21, 2008 to holders of record on April 10, 2008. On June 16, 2008 the second quarterly dividend was declared payable on July 21, 2008 to holders of record on July 10, 2008. On September 26, 2008 the third quarterly dividend was declared payable on October 21, 2008 to holders of record on October 10, 2008. On December 30, 2008, the Company announced that its Board of Directors had determined not to continue paying a regular quarterly dividend on it common stock, including for the fourth quarter of 2008.

Quarterly dividends of $0.025 per share on the Exchangeable Shares were also declared, payable by the Company on each of April 21, 2008, July 21, 2008 and October 21, 2008, to holders of the FA Sub 2 Limited Exchangeable Shares, who are entitled to dividends based on the 58,904,993 shares of common stock of the Company into which the Exchangeable Shares are exchangeable.

The Company is subject to restrictions on the declaration and payment of dividends to its shareholders under the terms of the credit agreement for its term and revolving loan facilities. Pursuant to the credit agreement, the Company can declare and pay dividends so long as both before and after giving effect to the dividend, (1) the Company maintains at the end of each fiscal quarter a leverage ratio of not more than 4.5:1, calculated on the basis of adjusted earnings before interest, taxes, depreciation and amortization (as defined in the credit agreement) on a last twelve months basis, and (2) no default or event of default under the credit agreement has occurred and is continuing at the date of declaration or payment of the dividend or would result therefrom.

Item 6.	Selected Financial Data

The following selected financial data for the five fiscal years ended December 31, 2008 was derived from the audited combined and consolidated financial statements of GLG and its subsidiaries. In November 2007, we completed the acquisition of GLG. Effective upon the consummation of the acquisition, (1) each Acquired Company became a subsidiary of ours, (2) the business and assets of GLG became our only operations and (3) we changed our name to GLG Partners, Inc. As the Acquisition was considered a reverse acquisition recapitalization for accounting purposes, the combined historical financial statements of GLG became our historical financial statements. The selected financial data should be read in conjunction with Management’s

Discussion and Analysis of Financial Condition and Results of Operations and the combined and consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2004	2005	2006	2007	2008
	(US dollars in thousands)

Combined and Consolidated Statement of Income Data:
Net revenues and other income:
Management fees, net	$138,988	$137,958	$186,273	$287,152	$317,787
Performance fees, net	178,024	279,405	394,740	678,662	107,517
Administration fees, net	—	311	34,814	64,224	69,145
Transaction charges	191,585	184,252	—	—	—
Other	6,110	1,476	5,039	10,080	542
Total net revenues and other income	514,707	603,402	620,866	1,040,118	494,991
Expenses:
Employee compensation and benefits	(196,784)	(345,918)	(168,386)	(810,212)	(874,937)
Limited partner profit share	—	—	(201,450)	(401,000)	(77,979)
Compensation, benefits and profit share	(196,789)	(345,918)	(369,836)	(1,211,212)	(952,916)
General, administrative and other	(42,002)	(64,032)	(68,404)	(108,926)	(121,749)
Total expenses	(238,786)	(409,950)	(438,240)	(1,320,138)	(1,074,665)
Income (loss) from operations	275,921	193,452	182,626	(280,020)	(579,674)
Interest income, net	519	2,795	4,657	2,350	(16,613)
Income (loss) before income taxes	276,440	196,247	187,283	(277,670)	(596,287)
Income taxes	(48,372)	(25,345)	(29,225)	(64,000)	(14,231)
Income (loss) before minority interests	$228,068	$170,902	$158,058	$(341,670)	(610,518)
Net income (loss) attributable to common stockholders	$227,739	$170,250	$157,876	$(310,508)	(629,697)
Distributions to Principals and Trustees	$(222,074)	$(106,531)	$(165,705)	$(330,972)	(118,354)
Dividend Paid	—	—	—	—	(16,210)
Net (loss)/income per share, basic	$1.68	$1.25	$1.16	$(2.11)	$(2.97)
Net (loss)/income per share, diluted	$1.17	$0.87	$0.81	$(2.11)	$(2.97)

	As of December 31,
	2004	2005	2006	2007	2008
	(US dollars in thousands)

Combined and Consolidated Balance Sheet Data:
Cash and cash equivalents	$136,378	$236,261	$273,148	$429,422	$316,195
Fees receivable	163,235	246,179	251,963	389,777	42,106
Working capital	20,395	42,387	183,388	220,583	112,604
Property and equipment, net	4,342	3,290	6,121	9,079	14,076
Total assets	310,592	495,340	557,377	984,137	489,682
Accrued compensation and benefits	125,850	247,745	289,301	467,887	148,531
Other liabilities	—	—	5,100	16,092	50,765
Loans payable and revolving credit facility	13,000	13,000	13,000	570,000	570,000
Minority interests	719	1,370	1,552	1,911	—
Total stockholders’ equity (deficit)	117,980	180,229	175,158	(246,141)	(376,249)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our combined and consolidated financial statements and the related notes included in or incorporated into Part II, Item 8 of this Annual Report on Form 10-K and the Risk Factors included in Part I, Item 1A of this Annual Report on Form 10-K, as well as other cautionary statements and risks described elsewhere in this Annual Report on Form 10-K. The information in this section contains forward-looking statements. Our actual results may differ significantly from the results suggested by these forward-looking statements and our historical results. Some factors that may cause our results to differ are described in “Risk Factors” under Part I, Item 1A of this Annual Report on

Form 10-K. We wish to caution you not to place undue reliance on these forward-looking statements, which speak only as of the date made.

General

Our Business

We are a U.S.-listed asset management company offering our clients a diverse range of alternative and traditional investment products and account management services. Our primary business is to provide investment management advisory services for various investments funds and companies (the “GLG Funds”). We currently derive our revenues primarily from management fees and administration fees charged to the GLG Funds and accounts we manage based on the value of the assets in these funds and accounts, and performance fees charged to the GLG Funds and accounts we manage based on the performance of these funds and accounts. Substantially all of our assets under management, or AUM, are attributable to third-party investors, and the funds and accounts we manage are not consolidated into our financial statements. As of December 31, 2008, our net AUM (net of assets invested in other GLG Funds) were approximately $15.0 billion, down from approximately $24.6 billion as of December 31, 2007. As of December 31, 2008, our gross AUM (including assets invested in other GLG Funds) were approximately $16.5 billion, down from approximately $29.0 billion as of December 31, 2007.

On December 19, 2008, we entered into an agreement with Société Générale Asset Management to acquire Société Générale Asset Management UK (“SGAM UK”), Société Générale’s UK long-only asset management business, for £4.5 million ($6.5 million) cash. The transaction is expected to be completed at the end of March 2009. Under the terms of the acquisition, we will acquire SGAM UK’s operations, which had approximately $8.5 billion of AUM as of December 31, 2008 and its investment and support staff, based primarily in London. We will act as a sub-adviser to SGAM UK until the closing of the transaction.

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

Effective upon the consummation of the Acquisition, (1) each Acquired Company became a subsidiary of ours, (2) the business and assets of the Acquired Companies and certain affiliated entities (collectively, the “GLG Entities”) became our only operations and (3) we changed our name to GLG Partners, Inc.

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

The aggregate of $1.0 billion in cash and promissory notes necessary to pay the cash portion of the purchase price to the GLG Shareowners was financed through a combination of (1) approximately $571.1 million of proceeds raised in our initial public offering and the co-investment by the sponsors of Freedom Acquisition Holdings, Inc., Berggruen Holdings North America Ltd. and Marlin Equities II, LLC, immediately prior to the consummation of the Acquisition and (2) bank debt financing of $530.0 million of the $570.0 million available under the new credit facilities. The remaining capacity under the credit facilities has been drawn down for working capital and general corporate purposes.

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

Factors Affecting Our Business

Our business and results of operations are impacted by the following factors:

•	Assets under management. Our revenues from management and administration fees are directly linked to AUM. As a result, our future performance will depend on, among other things, our ability both to retain AUM and to grow AUM from existing and new products.

•	Fund and managed account performance. Our revenues from performance fees are linked to the performance of the GLG Funds and accounts we manage. Performance also affects AUM because it influences investors’ decisions to invest assets in, or withdraw assets from, the GLG Funds and accounts managed by us.

•	Currency exchange rates. The GLG Funds typically offer share classes denominated in multiple currencies and as a result, earn fees in those currencies based on the AUM denominated in those currencies. Consequently, our fee revenues are affected by exchange rate movements.

•	Personnel, systems, controls and infrastructure. We depend on our ability to attract, retain and motivate leading investment and other professionals. Our business requires significant investment in our fund management platform, including infrastructure and back-office personnel. We have in the past paid, and expect to continue in the future to pay, these professionals significant compensation and a share of our profits.

•	Fee rates. Our management and administration fee revenues are linked to the fee rates we charge the GLG Funds and accounts we manage as a percentage of their AUM. Our performance fees are linked to the rates we charge the GLG Funds and accounts we manage as a percentage of their performance-driven asset growth, subject to “high water marks”, whereby performance fees are earned by us only to the extent that the net asset value of a GLG Fund at the end of a measurement period exceeds the highest net asset value on a preceding measurement period end for which we earned performance fees, and/or subject, in some cases, to performance hurdles.

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

Combination and Consolidation Criteria

Upon consummation of the Acquisition, the GLG Entities became our wholly owned subsidiaries and from that date the financial statements have been prepared on a consolidated basis and consolidate those entities over which the legal parent, GLG Partners, Inc., has control over significant operating, financial or investing decisions. Prior to the Acquisition and for all comparative periods, the combined financial statements presented are those of the accounting acquirer, GLG. The combined financial statements of GLG combine those entities in which the Principals and the Trustees had control over significant operating, financial or investing decisions. Equity balances have been retroactively restated to conform to the capital structure of the legal acquirer, GLG Partners, Inc.

We consolidate certain entities we control through a majority voting interest or otherwise in which we are presumed to have control pursuant to Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”). All intercompany transactions and balances have been eliminated.

We have determined that the GLG Funds that we manage are Variable Interest Entities under the guidance of FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46(R)”) in that the management contract cannot be terminated by a simple majority of unrelated investors. We have determined that we are not the Primary Beneficiary and, accordingly, we do not consolidate any of the GLG Funds. We earn substantially all of our revenue from the GLG Funds and managed accounts. In addition, the Acquisition-related cash compensation has been invested in two GLG Funds, and our results are exposed to changes in the fair value of these funds.

Assets Under Management

Our assets under management, AUM, are comprised of cash balances, discretionary managed accounts and fund assets. The net asset value (NAV) of AUM related to discretionary managed accounts is determined by the third party custodian of those accounts. Our related management, administration and performance fees are determined pursuant to the terms of the respective clients’ investment management agreement, which in turn refer to the NAV of those accounts as determined by the custodian. The NAV of fund assets in the GLG

Funds is determined by the third party administrator of the GLG Funds. The administrators of the GLG Funds utilize the fair value methodology described below in determining the NAV of the respective fund assets.

Management, administration and performance fees depend on, among other things, the fair value of AUM. The fair value of financial instruments traded in active markets (such as publicly traded derivatives and trading securities) is based on closing quoted market prices at the balance sheet date. The quoted value of financial assets and liabilities not traded in an active market that are held by the funds is the current “mid” price based on prices from multiple broker quotes and/or prices obtained from recognized financial data service providers. When a fund holds OTC derivatives it uses mid-market prices as a basis for establishing fair values. Futures and options are valued based on closing market prices. Forward and swap contracts are valued based on current observable market inputs and/or prices obtained from recognized financial data service providers.

For investments that do not have a readily ascertainable market value, such as private placements of equity and debt securities, the most recent transaction price is utilized as the best available information related to the fair value of the investment. Events and developments related to the underlying portfolio companies are continuously monitored and carefully considered to determine if a change to the current carrying value is warranted. For investments where it is determined that the most recent transaction price is not the best indicator of fair value, fair value is determined by using a number of methodologies and procedures, including but not limited to (1) performing comparisons with prices of comparable or similar securities; (2) obtaining valuation-related information from issuers; (3) discounted cash flow models; (4) related transactions subsequent to the acquisition of the investment; and/or (5) consulting other analytical data and indicators of value. The methodologies and processes used will be based on the specific attributes related to an investment and available market data and comparative information, depending on the most reliable information at the time.

The prospectus for each GLG Fund sets out the procedure shareholders of the GLG Funds are required to follow in order to redeem their investment, which includes the notice period. Investors are required to provide the relevant GLG Fund with written notice of a redemption request prior to the specified deadline for the requested redemption date (defined as a Dealing Day). The table below sets forth the typical range of notice periods which apply to the GLG Funds. Such redemption request is irrevocable but may, with the approval of any director of the relevant GLG Fund, be cancelled at any point prior to the business day prior to the relevant Dealing Day (defined as the Valuation Day).

General Range of Redemption Request
GLG Fund	Advance Notice Periods*

Single-manager alternative strategy funds	5-60 days
Long-only funds	1-5 days
Internal FoHF	10-30 days
External FoHF	45-90 days

*	Days are defined in the prospectus of each GLG Fund and the definition may be business days or calendar days depending on the GLG Fund.

Revenue Recognition

Performance Fees

Performance fee rates are calculated as a percentage of investment gains less management and administration fees, subject to “high water marks” and, in the case of most long-only funds, six external funds of funds, or FoHF, five single-manager alternative strategy funds and certain managed accounts, to performance hurdles, over a measurement period, generally six months. We have elected to adopt the preferred method of recording performance fee income, Method 1 of Emerging Issues Task Force (“EITF”) Topic D-96, “Accounting for Management Fees Based on a Formula” (“Method 1”). Under Method 1, we do not recognize performance fee revenues until the end of the measurement period when the amounts are contractually payable, or “crystallized”.

The majority of the GLG Funds and accounts managed by us have contractual measurement periods that end on each of June 30 and December 31. As a result, the performance fee revenues for our first fiscal quarter and third fiscal quarter results do not reflect revenues from uncrystallized performance fees during these three month periods. These revenues will be reflected instead at the end of the fiscal quarter in which such fees crystallize.

Compensation and Limited Partner Profit Share

Compensation expense related to performance fees is accrued during the period for which the related performance fee revenue is recognized and is adjusted monthly based on year-to-date profitability and revenues recognized on a year-to-date basis.

We also have a limited partner profit share arrangement which remunerates certain individuals through distributions of profits from two of our subsidiaries, GLG Partners LP and GLG Partners Services LP, paid either to two limited liability partnerships in which those individuals are members or directly to certain individuals who are limited partners of GLG Partners Services LP. Through these partnership interests and under the terms of services agreements between the subsidiaries and the limited liability partnerships, these individuals are entitled to priority draws and an additional discretionary share of the profits earned by the subsidiaries. These partnership draws and profit share distributions are referred to as “limited partner profit shares” and are discussed further under “— Expenses — Employee Compensation and Benefits and Limited Partner Profit Share” below. Charges related to the limited partner profit share arrangement are recognized as operating expenses as the related revenues are recognized and associated services provided.

Equity-Based Compensation

Prior to December 31, 2006, GLG had not granted any equity-based awards. In March 2007, GLG established the equity participation plan to provide certain key individuals, limited partnership interests in two limited partnerships, Sage Summit LP and Lavender Heights Capital LP, with the right to receive a percentage of the proceeds derived from an initial public offering relating to the Acquired Companies or a third-party sale of the Acquired Companies. Upon consummation of the Acquisition, Sage Summit LP and Lavender Heights Capital LP received collectively 15% of the total consideration of cash and our capital stock payable to the owners of the Acquired Companies in the Acquisition. The equity participation plan is subdivided into an “A Sub-Plan” and a “B Sub-Plan”. These limited partnerships distributed to A Sub-Plan limited partners an aggregate of 25% of such amounts upon consummation of the Acquisition, and the remaining 75% will be distributed to the limited partners in three equal installments upon vesting over a three-year period on the first, second and third anniversaries of the consummation of the Acquisition, subject to the ability of the general partners of the limited partnerships, whose respective boards of directors consist of the Trustees, to accelerate vesting. B Sub-Plan member entitlements vest in equal installments on the first, second, third and fourth anniversaries of the consummation of the Acquisition subject to the ability of the general partners of the limited partnerships, whose respective boards of directors consist of the Trustees, to accelerate vesting. The unvested portion of such amounts will be subject to forfeiture back to Sage Summit LP and Lavender Heights Capital LP (and not to us) in the event of termination of the individual as a limited partner prior to each vesting date, unless such termination is without cause after there has been a change in control of our company or due to death or disability. To the extent awards granted under the equity participation plan are forfeited, these amounts may be reallocated by Sage Summit LP and Lavender Heights Capital LP to their then existing or future limited partners (i.e., participants in the plan). Because forfeited awards are returned to the limited partnerships, and not to us, the forfeited shares remain issued and outstanding and the cash and shares held by the limited partnerships may be reallocated without further dilution to our shareholders. The equity portion of this plan is being accounted for in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), and the EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”), which require that such equity instruments are recorded at their fair value on the measurement date, which date is typically upon the inception of the services that will be performed, remeasured at subsequent dates to the extent the awards are unvested, and amortized into expense over the vesting period on an accelerated basis.

Ten million shares of our common stock, which were part of the purchase price in respect of the Acquisition, were reserved for allocation under the Restricted Stock Plan. Of these shares, 9,877,000 shares were allocated to our employees, service providers and certain key personnel in November 2007. As of December 31, 2008, 1,883,000 shares of this reserve were unallocated following forfeitures (net of new allocations) of 1,984,000 since the Acquisition. These awards are subject to vesting, typically over four years, which may be accelerated. We also adopted the 2007 Long-Term Incentive Plan, or the 2007 LTIP, which provides for the grants of incentive and non-qualified stock options, stock appreciation rights, common stock, restricted stock, restricted stock units, performance units and performance shares to employees, service providers, non-employee directors and certain key personnel who hold direct or indirect limited partnership interests in certain GLG entities. We are authorized to issue up to 40 million shares under the 2007 LTIP. Shares of restricted stock awarded under the Restricted Stock Plan and the 2007 LTIP are issued and outstanding shares, except in the case of awards under these plans to personnel who are members of the limited partner profit share arrangement in which case shares are issued and become outstanding only as the awards vest. Unvested awards under the 2007 LTIP and Restricted Stock Plan which are forfeited, to the extent shares are issued, are returned to us and cancelled. Our board of directors has adopted, subject to shareholder approval, our 2009 Long-Term Incentive Plan, or the 2009 LTIP. The 2009 LTIP replaces in its entirety our 2007 LTIP, which will be terminated other than with respect to outstanding awards, and authorizes the delivery of a maximum of 40,000,000 shares, in addition to the approximately 5,000,000 authorized shares that currently remain available for awards under the 2007 LTIP. In addition, to the extent that any outstanding awards under our 2007 LTIP as of the date the 2009 LTIP is approved by the shareholders are cancelled, forfeited or otherwise lapse unexercised pursuant to the terms of that plan, the shares underlying those awards shall be available for awards under the 2009 LTIP.

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

Consequently, in the second quarter of 2008, we revised our forfeiture assumptions with respect to forfeitures among our stock awards under the Restricted Stock Plan, equity participation plan and LTIP to an assumed rate of 10% per annum. The forfeiture assumption for the agreement among the principals and trustees remains at zero. In the third quarter of 2008, we also changed our forfeiture assumption with respect to forfeitures of the cash component of the equity participation plan to align with the equity component to an assumed rate of 10% per annum.

Income Tax

We earn profits through a number of subsidiaries located in a number of different jurisdictions, each of which has its own tax system.

Prior to the Acquisition, the only GLG entity earning significant profits subject to company-level income taxes was GLG Holdings Limited, which was subject to U.K. corporate income tax. Most of the balance of the profit was earned by pass-through or other entities that did not incur significant company-level income taxes.

Following the Acquisition in addition to a portion of our income being subject to U.K. taxation, U.S. taxation will be imposed on our profits earned within the United States as well as on our profits earned outside the United States that are repatriated back to the United States in the form of dividends or that are classified as Subpart F income for U.S. income tax purposes (e.g., dividends and interest). We expect to repatriate some of our profits in this manner and experience U.S. taxation on those repatriated profits. In connection with the Acquisition, we recognized for U.S. income tax purposes the value of goodwill and certain other intangibles which we are amortizing and deducting for U.S. income tax purposes over a 15-year period. This amortization deduction is taken into account in determining how much of the repatriated profits and Subpart F income is subject to U.S. taxation. Depending on the amount of profits earned outside the United States, including the amount of Subpart F income, and the amount of profits repatriated, this tax amortization deduction will effectively reduce U.S. tax expense on repatriated profits and Subpart F income. Allocation of income among business activities and entities is subject to detailed and complex rules applied to facts and circumstances that generally are not readily determinable at the date financial statements are prepared. Accordingly, estimates are made of income allocations in computing financial statement effective tax rates that may differ from actual allocations determined when tax returns are prepared or after examination by tax authorities.

We account for taxes using the asset and liability method in accordance with SFAS No. 109, Accounting for Income Taxes, under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is established when we believe it is more likely than not that a deferred tax asset will not be realized.

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

Management Fees

Our gross management fee rates are set as a percentage of fund AUM. Management fee rates vary depending on the product, as set forth in the table below (subject to fee treatment of fund-in-fund reinvestments as described below):

General Range of Gross Fee Rates
(% of AUM)
Product	As of December 31, 2008

Single-manager alternative strategy funds*	1.50% — 2.50%**
Long-only funds	0.75% — 2.25%
Internal FoHF	0.25% — 1.50%** (at the investing fund level)
External FoHF	1.00% — 1.95%

*	Excludes the GLG European Long-Short (Special Assets) Fund, the GLG Emerging Markets (Special Assets) Fund 2 and the GLG North American Opportunity (Special Assets) Fund established during November 2008 into which certain private placements and other not readily realizable investments were contributed by the GLG European Long-Short Fund, the GLG Emerging Markets Fund and the GLG North American Opportunity Fund, respectively, for the purpose of liquidating them, where the management fee is 0.50%.

**	When one of the single-manager alternative strategy funds or internal FoHFs managed by us invests in an underlying single-manager alternative strategy fund managed by us, management fees are charged at the investee fund level, except in the case of the GLG Multi Strategy Fund where fees are charged at both the investee and investing fund levels.

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

Due to the changing mix of our AUM related to the impact of redemptions from higher yielding alternative strategy funds during the quarter ended September 30, 2008 and continuing in the quarter ended December 31, 2008, the inflow in October 2008 of a material institutional managed account which earns a wholesale level management fee, the SGAM UK sub-advisory agreement and the eventual post-acquisition inclusion of the entirety of SGAM UK’s long-only AUM, and the side-pocketing of certain private placement investments and other investments that are not readily realizable in some of the funds that we manage into special asset vehicles (management fees on special assets vehicles are generally charged at a rate significantly below those of the original fund), we expect that our combined management fee yield will trend to lower levels in future quarters. The ultimate management fee yield in future periods is dependent on specific inflows, outflows and other related factors.

Performance Fees

Our gross performance fee rates are set as a percentage of fund performance, calculated as investment gains (both realized and unrealized), less management and administration fees, subject to “high water marks” and, in the case of most long-only funds, six external FoHFs and five single-manager alternative strategy funds, to performance hurdles. As a result, even when a GLG Fund has positive fund performance, we may not earn a performance fee due to negative fund performance in prior measurement periods and in some cases due to a failure to reach a hurdle rate. High water marks and performance hurdles, however, are determined on a fund by fund basis and performance fees are not netted across funds, other than in the case of the special assets funds related to the GLG Emerging Markets Fund, the GLG Euro Long-Short Fund and the GLG North American Opportunity Fund. The special assets funds do not earn a performance fee until an investor’s high water mark across both the special assets fund and its original fund is exceeded. Accordingly, any funds above high water marks and applicable performance hurdles at the end of the relevant measurement period will contribute to performance fee revenue. As of December 31, 2008, all of our long-only funds and a vast majority of our single-manager alternative strategy funds subject to high water marks were below their respective high water marks. Accordingly, even if our funds that are below high water marks have positive performance in subsequent performance periods, our ability to earn performance fees during those periods will be adversely impacted due to the number of funds subject to high water marks and the amounts to be recovered.

Performance fee rates vary depending on the product, as set forth in the table below (subject to fee treatment of fund-in-fund investments as described below):

General Range of Gross Fee Rates
(% of Investment Gains)
Product	As of December 31, 2008

Single-manager alternative strategy funds	20% — 30%*
Long-only funds	20% (may be subject to performance hurdle)
Internal FoHF	0% — 20%* (at the investing fund level)
External FoHF	5% — 10% (may be subject to performance hurdle)

*	When one of the single-manager alternative strategy funds or internal FoHFs managed by us invests in an underlying single-manager alternative strategy fund managed by us, performance fees are charged at the investee fund level. In addition, performance fees are charged at both the investee and investing fund levels on the GLG Global Aggressive Fund, to the extent, if any, that the performance fee charged at the investing fund level is greater than the performance fee charged at the investee fund level.

We have adopted Method 1 for recognizing performance fee revenues and under Method 1 do not recognize performance fee revenues until the end of the measurement period when the amounts are crystallized, which for the majority of the investment funds and accounts managed by us is on June 30 and December 31.

Due to the impact of foreign currency exposures on management and performance fees, we have elected to utilize cash flow hedge accounting to hedge a portion of our anticipated foreign currency denominated revenue. The effective portion of the hedge is recorded as a component of other comprehensive income and is released into management or performance fee income, respectively, when the hedged revenues impact the income statement. The ineffective portion of the hedge is recorded each period as derivative gain or loss in other income or other expense, respectively. See “Quantitative and Qualitative Disclosures About Market Risk — Exchange Rate Risk” in Part II, Item 7A of this Annual Report for a further discussion of our foreign exchange and hedging activities.

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

Fees on Managed Accounts

Managed account fee structures are negotiated on an account-by-account basis and may be more complex than for the GLG Funds. Across the managed account portfolio, fee rates vary according to the underlying mandate and, excluding one material managed account, in the aggregate are generally within the performance and management fee ranges charged with respect to comparable fund products. In October 2008, a new material managed account funded which provides for a management fee at institutional rates and a performance fee based on exceeding certain benchmarks even in a scenario with negative performance. Additionally, we signed a sub-advisory agreement with SGAM UK in December 2008 which will earn a management fee at an institutional rate.

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

Beginning in mid-2006, GLG entered into partnership with a number of our key personnel in recognition of their importance in creating and maintaining the long-term value of our business. These individuals ceased to be employees and either became holders of direct or indirect limited partnership interests in one of two of our subsidiaries GLG Partners LP and GLG Partners Services LP, or formed two limited liability partnerships, Laurel Heights LLP and Lavender Heights Capital LLP (the “LLPs”), through which they provided services to the GLG entities. Through these partnership interests, these key individuals are entitled to partnership draws as priority distributions, which are recognized in the period in which they are payable. There is an additional limited partner profit share distribution, which is recognized in the period in which the related revenues are recognized and associated services provided. This additional distribution represents a substantial majority of the limited partner profit share for the year and is typically paid at the beginning of the following year. Key personnel that are participants in the limited partner profit share arrangement do not receive any salaries or discretionary bonuses from us, except for the salary paid by GLG Partners, Inc. to our Chief Operating Officer.

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

Under GAAP, there is a charge to compensation expense for Acquisition-related compensation expense based on certain service conditions. However, management believes that this charge does not reflect our ongoing core business operations and compensation expense and excludes such amounts for purposes of assessing our ongoing core business performance. In the case of the Acquisition-related compensation expense associated with Sage Summit LP and Lavender Heights Capital LP, because (1) awards forfeited by participants in the equity participation plan who terminated their service with us and who are no longer limited partners are returned to Sage Summit LP and Lavender Heights Capital LP, and not GLG, (2) the cash and stock held by the limited partnerships may be reallocated to then existing or future participants in the plan without further dilution to our shareholders, (3) the amount of consideration received by the entities in the Acquisition was awarded prior to the Acquisition based on the contributions of the participants in the equity participation plan prior to the Acquisition and (4) the amount reduced the number of shares which would otherwise have been paid to the Former GLG shareowners in the Acquisition, management measures ongoing business performance by excluding these amounts. In the case of the Acquisition-related compensation expense associated with the Restricted Stock Plan, because the amount allocated to the Restricted Stock Plan was designed to recognize employees, service providers and key personnel for their contribution to GLG prior to the Acquisition and because the shares allocated to the Restricted Stock Plan reduced the number of shares which would otherwise have been paid to the former GLG Shareowners in the Acquisition, management measures ongoing business performance by excluding these amounts. In the case of the Acquisition-related compensation expense associated with the agreement among principals and trustees, because, notwithstanding the service requirement in SFAS 123(R), neither the vesting nor forfeiture provisions of that agreement would be accretive or dilutive to our present or future shareholders, management measures ongoing business performance by excluding these amounts.

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

The components of compensation, benefits and profit share are:

•	Base compensation — contractual compensation paid to employees in the form of base salary, which is expensed as incurred.

•	Variable compensation — payments that arise from the contractual entitlements of personnel to a fixed percentage of certain variable fee revenues attributable to such personnel with respect to GLG Funds and managed accounts. Variable compensation expense is recognized at the same time as the underlying fee revenue is crystallized, which may be monthly or semi-annually (on June 30 and December 31), depending on the fee revenue source.

•	Discretionary compensation — payments that are determined by our management in its sole discretion and are generally linked to performance. In determining such payments, our management considers, among other factors, the ratio of total discretionary compensation to total revenues; however, this ratio may vary between periods and, in particular, significant discretionary bonuses may still be paid in a period of low performance for retention and incentivization purposes. This discretionary compensation is paid to employees in the form of a discretionary cash bonus or share-based compensation. Discretionary compensation is generally declared and paid following the end of each calendar year. However, the estimated discretionary compensation charge is adjusted monthly based on the year-to-date profitability and revenues recognized on a year-to-date basis. As the majority of the GLG Funds crystallize their performance fees at June 30 and December 31, the majority of discretionary compensation expense crystallizes at year end and is typically paid in January following the year end.

•	Limited partner profit share — distributions of limited partner profit share under the limited partner profit share arrangement described below.

The key personnel who are participants in the limited partner profit share arrangement, provide services to us through two limited liability partnerships, Laurel Heights LLP and Lavender Heights LLP, which are limited partners in GLG Partners LP and GLG Partners Services LP, respectively. The amount of profits (or limited partner profit share) attributable to each of the LLPs is determined at our discretion based upon the profitability of our business and our view of the contribution to revenues and profitability from the services provided by each limited partnership during that period. These profit shares are recorded as operating expense matching the period in which the related revenues are recognized and associated services provided. A portion of the partnership distribution is advanced monthly as a draw against final determination of profit share. Once the final profit allocation is determined, typically in January following each year end, it will be paid to the LLPs, as limited partners, less any amounts paid as advance drawings during the year. See “— Allocation of Profit Shares to Individual Members of LLPs” below for a further discussion of the allocations. In addition, as shares of restricted stock awarded under our Restricted Stock Plan or LTIP to members of the LLPs vest or as we pay cash dividends on the unvested shares of restricted stock awarded under these plans to members of the LLPs, we allocate additional profits to the LLPs sufficient for the LLP to acquire from us the shares that are vesting or to pay the relevant dividend. These additional profit shares are recorded as operating expense in accordance with SFAS 123(R). Other limited partners of GLG Partners Services LP who receive profit allocations include two investment professionals who are not members of Lavender Heights LLP, but whose profit distributions from GLG Partners Services LP are determined in the same manner as the allocation of profit shares to individual members of the LLP described below and included in the limited partner profit measure, as described below.

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

Acquisition-Related Compensation Expense

Following the Acquisition, and as required by SFAS 123(R), our GAAP compensation, benefits and profit share expense reflects share-based and other compensation recognized with respect to (a) the 15% of the total consideration of cash and capital stock received collectively by Sage Summit LP and Lavender Heights Capital LP in connection with the Acquisition (including with respect to the cash portion of the awards under the equity participation plan in the aggregate amounts of $91 million, $46 million and $5 million for the three 12-month periods beginning with the consummation of the Acquisition), the 10,000,000 shares allocated for the benefit of employees, service providers and certain key personnel under the Restricted Stock Plan, and the agreement among the principals and trustees and (b) dividends paid on unvested shares that are ultimately not expected to vest. Additionally, we include in the Acquisition-related compensation expense any gains or losses realized from investments in GLG Funds held by Sage Summit LP and Lavender Heights LP for equity participation plan participants.

Under GAAP, there is a charge to compensation expense for Acquisition-related compensation expense based on certain service conditions. However, management believes that this charge does not reflect our ongoing core business operations and compensation expense and excludes such amounts for purposes of assessing our ongoing core business performance. In the case of the Acquisition-related compensation expense associated with Sage Summit LP and Lavender Heights Capital LP, because awards forfeited by participants in the equity participation plan who are no longer limited partners are returned to Sage Summit LP and Lavender Heights Capital LP, and not us, and the cash and stock held by the limited partnerships may be reallocated to then existing or future participants in the plan without further dilution to our shareholders and because the amount of consideration received by the entities in the Acquisition was awarded based on the contributions of the participants in the equity participation plan prior to the Acquisition and the amount reduced the number of shares which would otherwise have been paid to the GLG Shareowners in the Acquisition, management measures ongoing business performance by excluding these amounts. In the case of the Acquisition-related compensation expense associated with the Restricted Stock Plan, because the amount allocated to the Restricted Stock Plan was designed to recognize employees, service providers and key personnel for their contribution to GLG prior to the Acquisition and because the shares allocated to the Restricted Stock Plan reduced the number of shares which would otherwise have been paid to the GLG Shareowners in the Acquisition, management measures ongoing business performance by excluding these amounts. In the case of the Acquisition-related compensation expense associated with the agreement among principals and trustees, because, notwithstanding the service requirement in SFAS 123(R), neither the vesting nor forfeiture provisions of that agreement would be accretive or dilutive to our present or future shareholders, management measures ongoing business performance by excluding these amounts.

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

Assessing Business Performance

As discussed above under “— Expenses — Compensation, Benefits and Limited Partner Profit Share”, we assess our personnel-related expenses based on the measure non-GAAP CBP. Non-GAAP CBP reflects GAAP compensation, benefits and profit share expense, adjusted to exclude the Acquisition-related compensation expense described above under “— Expenses — Compensation, Benefits and Limited Partner Profit Share” and “— Expenses — Acquisition-Related Compensation Expense”.

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

We are providing these non-GAAP financial measures to enable investors, securities analysts and other interested parties to perform additional financial analysis of our personnel-related costs and our earnings from operations and because we believe that they will be helpful to investors in understanding all components of the personnel-related costs of our business. We believe that the non-GAAP financial measures also enhance comparisons of our core results of operations with historical periods. In particular, we believe that the non-GAAP adjusted net income measure better represents economic income than does GAAP net income primarily because of the adjustment described above. In addition, we use these non-GAAP financial measures in our evaluation of our core results of operations and trends between fiscal periods and believe these measures are an important component of our internal performance measurement process. We also prepare forecasts for future periods on a basis consistent with these non-GAAP financial measures.

Under our revolving credit and term loan facilities, we are required to maintain compliance with certain financial covenants based on adjusted earnings before interest expense, provision for income taxes, depreciation and amortization, or adjusted EBITDA, which is calculated based on the non-GAAP adjusted net income measure, further adjusted to add back interest expense, provision for income taxes, depreciation and amortization. Non- GAAP adjusted net income has certain limitations in that it may overcompensate for certain costs and expenditures related to our business.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS 160 is effective prospectively, except for certain retrospective disclosure requirements, for fiscal years beginning after December 15, 2008. This statement will be effective for us beginning in fiscal 2009. As described above, the primary impact of the statement will be the reclassification of minority interests from liabilities to stockholders’ equity and their re-labeling as “non-controlling interests”. In addition, presently under ARB No. 51, non-controlling interests only share in losses to the extent that they have available equity to absorb losses. Under SFAS 160, the non-controlling interests will fully share in losses as well as profits.

Assets Under Management

In January and February 2009, we have continued to experience the trend of net outflows of AUM from our single-manager alternative strategy funds, but at a slower rate of redemptions and redemption requests when compared to the fourth quarter of 2008. The gross outflows of AUM from our single-manager alternative strategy funds year to date (excluding amounts which are reinvested in other GLG Funds or managed accounts to date) have been less than 10% of our net AUM in our single-manager alternative strategy funds. These gross outflows of AUM have been offset by continuing inflows of AUM into our managed accounts (excluding amounts which are reinvested from other GLG Funds to date), including the expected addition of the remainder of SGAM UK’s long-only AUM not currently subject to the sub-advisory arrangement upon the completion of the acquisition expected at the end of March 2009 and other expected known inflows. These trends to date may not necessarily be indicative of the final reported changes in AUM for the full first quarter of 2009, which will depend on the additional inflows and outflows of AUM we experience during the remainder of the period.

December 31, 2008 Compared to December 31, 2007

Change in AUM between December 31, 2008 and December 31, 2007

	As of December 31,
	2008	2007	Change
	(U.S. dollars in millions)

Alternative strategy	$6,590	$18,833	$(12,243)
Long-only	1,766	4,774	(3,008)
Internal FoHF	1,133	2,318	(1,185)
External FoHF	506	598	(92)

Gross fund-based AUM	9,995	26,523	(16,528)

Managed accounts	6,119	2,357	3,762
Cash and other holdings	430	206	224

Gross AUM	16,544	29,086	(12,542)

Less: alternative strategy investments in GLG Funds	(473)	(2,090)	1,617
Less: internal FoHF investments in GLG Funds	(998)	(2,331)	1,333
Less: external FoHF investments in GLG Funds	(32)	(53)	21
Less: other	(2)	—	(2)

Net AUM	$15,039	$24,612	$(9,573)

	Year Ended December 31,
	2008	2007

Average gross AUM	$24,763	$22,090
Average net AUM	21,049	18,981

Opening net AUM	$24,612	$15,154

Inflows	13,608	12,191
Outflows	(14,881)	(6,114)

Inflows (net of redemptions)	(1,273)	6,077
Performance (gains net of losses and fees)	(7,605)	2,383
Currency translation impact (non-USD AUM expressed in USD)	(695)	997

Closing net AUM	$15,039	$24,612

During 2008, our net AUM decreased by 38.9% to $15.0 billion and gross AUM decreased by 43.1% to $16.5 billion. The decline in AUM was attributable to the following:

•	Negative fund and managed account performance during 2008, resulting in performance losses (net of gains) of approximately $7.6 billion;

•	Net outflows of $1.3 billion of AUM for 2008 were driven by:

•	Net outflows from our alternative strategy funds of approximately $6.0 billion, which was composed of redemptions of $9.2 billion offset by subscriptions of $3.2 billion in 2008. The largest component of the redemptions relates to approximately $4.4 billion of outflow from the GLG Emerging Market Fund and two other related funds due to the departure of the related investment team;

•	Net inflows into our managed accounts of approximately $5.0 billion, which was composed of subscriptions of $6.3 billion offset by redemptions of $1.3 billion. The largest components of the inflows were $1.6 billion and $3.0 billion related to investment mandates from Banca Fideuram and SGAM UK, respectively; and

•	Net outflows from our long-only strategy funds of approximately $670 million, which was composed of redemptions of $4.2 billion offset by subscriptions of $3.6 billion spread among various long-only strategy funds.

•	Continued strengthening of the U.S. dollar against other currencies in which a portion of our funds and managed accounts are denominated, resulting in a negative foreign exchange impact on AUM of $695 million during the year ended December 31, 2008; and

•	Overall pause in fund inflows given the volatile market conditions present in 2008, particularly in the fourth quarter of 2008.

The ratio between net and gross AUM increased slightly during 2008, reflecting generally smaller relative levels of fund-in-fund investments, with respect to both investments by our FoHF products in certain funds managed by us and investments by certain single-manager alternative strategy funds managed by us in other single-manager alternative strategy funds managed by us.

As of December 31, 2008, approximately $1.5 billion of AUM were in GLG Funds for which the related fund boards of directors had suspended redemptions. The funds included: The GLG Market Neutral Fund, GLG Credit Fund, GLG MMI Enhanced II Fund and GLG Multi-Strategy Fund. We continue to receive full management and administration fees related to these funds.

Also as of December 31, 2008, we managed special assets funds which principally comprise private placement and other not readily realizable investments that have been transferred from other GLG funds totaling approximately $1.1 billion. These special assets funds included GLG Emerging Markets (Special Assets) Fund, GLG Emerging Markets (Special Assets) Fund 2, GLG Euro Long-Short (Special Assets) Fund and GLG North American Opportunity (Special Assets) Fund. The purpose of the special assets funds is to permit the orderly sale of these investments. As investments held by the special assets funds are sold, proceeds will be used to redeem investors from those funds. Other than GLG Emerging Markets (Special Assets) Fund, which has a management fee of 2.0%, all of the above funds have reduced management fees of 0.50%.

On September 15, 2008, Lehman Brothers Holdings Inc. (the ultimate parent company of the UK Lehman Brothers firms) filed for Chapter 11 bankruptcy in the United States and LBIE, the principal European broker-dealer for the Lehman Brothers group, was placed into administration by order of the English court. Lehman Brothers’ prime brokerage unit in the United Kingdom was one of the business groups forming part of LBIE. Other Lehman Brothers entities have also filed for or commenced insolvency-related proceedings, including Lehman Brothers Inc. (“LBI”), Lehman Brothers’ U.S. broker-dealer.

Nearly all of the GLG Funds and several of the GLG institutional managed accounts at that time utilized LBIE as a prime broker. All of the GLG Funds and managed accounts at that time had LBIE, and a small number of GLG Funds and managed accounts had LBI, as a trading counterparty. In addition, all of GLG’s private client managed accounts at that time used LBIE, and a small number of GLG’s private clients additionally used LBI, as a custodian and broker for their accounts.

As a consequence of LBIE being in administration, the GLG Funds and, to the best of our knowledge, the managed accounts which used LBIE as a prime broker, have been unable to access their assets, including all securities and cash, deposited with LBIE. In addition, the appointment of the joint administrators in respect of LBIE triggered defaults under certain agreements between each GLG Fund and LBIE, including certain trading agreements, resulting in either (i) automatic termination of these agreements or (ii) the entitlement of the relevant GLG Fund to terminate the relevant agreement. The GLG Funds have in general elected to terminate their agreements with LBIE to quantify amounts owing to and from LBIE under trading agreements, reduce market risks, reduce exposure to a net amount, limit LBIE’s rights and/or crystallize rights and obligations between the parties with a view to allowing LBIE to release assets, among other factors.

We currently estimate that the combined net direct exposure of the GLG Funds to LBIE and other entities in the Lehman Brothers group amounts to approximately $95.0 million. Our assessment of this exposure is based upon a number of assumptions which we believe to be reasonable based upon information which is currently available to us, including that:

•	amounts which LBIE was required to treat as client money under the rules of the U.K. Financial Services Authority and not use in the course of its business were and are, in fact, so held, and that there will be no material under-segregation or shortfall in recoveries of client monies (although we note that the joint administrators of LBIE have indicated that the insolvencies of affiliates of LBIE in multiple jurisdictions and other factors may result in under-segregation or shortfalls which could negatively impact recovery of client money deposits materially);

•	even though LBIE or its affiliates may be entitled to withhold assets to satisfy any net indebtedness owed to them, there will be no material shortfall in the recovery of assets held on trust by LBIE as a custodian, or by LBI as a sub-custodian for LBIE, or by any other sub-custodian appointed by LBIE with regard to the assets of a GLG Fund;

•	the information we have received to date from the administrators of LBIE in relation to the re-hypothecation of GLG Fund assets by LBIE is true and accurate;

•	unsettled transactions between GLG Funds and LBIE at the time LBIE entered into administration proceedings will be determined on the basis of a cash settlement of those trades, in accordance with contractual agreements between the affected GLG Fund and LBIE, or cancelled, in each case, as determined by us;

•	the cash settlement amounts for terminated over-the-counter derivatives and other transactions will be as determined by us;

•	the recovery on amounts estimated to be unsecured claims against LBIE is valued at zero; and

•	there are no other facts or factors, which if known to us, would lead us to conclude that the business of LBIE was conducted otherwise than in accordance with the contractual documentation or that any of our assumptions is incorrect.

Our exposure estimate is based upon legal and professional opinion obtained for the purpose of determining the rights and obligations of the GLG Funds. The current NAVs of the GLG Funds reflect these assumptions, including that the recovery on amounts estimated to be unsecured claims will be valued at zero and that assets, which based on our records are held in custody by LBIE, should be marked to market.

It has not been possible, thus far, to obtain any meaningful visibility or transparency from Lehman Brothers or the PricewaterhouseCoopers administrators appointed in respect of LBIE in relation to the actual location and status of custody assets. It is not possible to say with certainty if or when these assets will be returned to the GLG Funds, whether the above assumptions will be validated, or whether the size of the GLG Funds’ apparent entitlement should be adjusted upwards or downwards. It is possible that, in respect of some or all of the long positions, the GLG Funds will not receive the return of assets from Lehman Brothers and may instead be exposed as a general creditor of one or more of the insolvent Lehman Brothers entities. Accordingly, until we are able to fully reconcile our information and assumptions with the administrators of LBIE and/or resolve any outstanding commercial and legal disagreement or uncertainties with LBIE, these estimates could change or the assumptions may prove to be incorrect, and the estimated exposure of the GLG Funds could be materially greater or lesser.

We are unable to estimate the exposure our institutional managed accounts have to LBIE as a prime broker because the clients in these cases maintain the relationships with their third party service providers, such as prime brokers, custodians and administrators, nor do we have access to the terms of their agreements with LBIE or know the extent of exposure these clients may have to LBIE outside of our managed account.

As a consequence of the administration of LBIE and the liquidation proceedings under the Securities Investor Protection Act of 1970, as amended, of LBI, our private clients have been unable to access their assets, including all securities and cash, in their respective accounts with LBIE or LBI managed by us. To the extent our private clients’ assets constitute securities held in custody by LBIE or LBI, we believe the clients should recover these securities to the extent these securities do not collateralize amounts owing by our clients to LBIE or LBI. To the extent our private client’s assets constitute cash held by LBIE as client money, we believe the clients should recover in the same proportion as all LBIE clients recover client money, with any shortfall possibly (but we cannot say with certainty) resulting in an unsecured claim against the LBIE estate. To the extent private clients are owed amounts under trading contracts with LBIE or LBI, we believe such amounts will constitute unsecured claims against LBIE or LBI, as the case may be. Notwithstanding the foregoing, the position of any individual private client will depend on the facts and circumstances surrounding such private client’s claims, as well as their particular legal rights and obligations pursuant to their agreements with LBIE or LBI.

December 31, 2007 Compared to December 31, 2006

Change in AUM between December 31, 2007 and December 31, 2006

	As of December 31,
	2007	2006	Change
	(U.S. dollars in millions)

Alternative strategy	$18,833	$10,410	$8,423
Long-only	4,774	3,815	959
Internal FoHF	2,318	1,261	1,057
External FoHF	598	568	31

Gross fund-based AUM	26,523	16,053	10,470
Managed accounts	2,357	1,233	1,124
Cash and other holdings	206	310	(104)

Gross AUM	29,086	17,596	11,490
Less: internal FoHF investments in GLG funds	(2,331)	(1,268)	(1,063)
Less: external FoHF investments in GLG funds	(53)	(49)	(4)
Less: alternatives fund-in-fund investments	(2,090)	(1,125)	(965)

Net AUM	$24,612	$15,154	$9,457

	Year Ended December 31,
	2007	2006

Average gross AUM	$22,090	$15,007
Average net AUM	18,981	12,890

Opening net AUM	$15,154	$10,300
Inflows	12,191	7,363
Outflows	(6,114)	(4,742)

Inflows (net of redemptions)	6,077	2,621
Net performance (gains net of losses and fees)	2,383	1,541
Currency translation impact (non-USD AUM expressed in USD)	997	692

Closing net AUM	$24,612	$15,154

During 2007, our net AUM increased by $9.5 billion to $24.6 billion and gross AUM increased by $11.5 billion to $29.1 billion. Such growth in AUM was attributable to the following factors:

•	A general increase in demand for our fund and managed account products, which resulted in gross inflows of $6.1 billion, which were responsible for 64.3% of net AUM growth in 2007. This growth was primarily attributable to:

•	Continued interest in our established investment fund products; and

•	Investor demand for our new investment funds launched during 2007;

•	Positive fund and managed account performance during 2007, resulting in performance gains (net of losses) of $2.4 billion, which were responsible for 25.2% of net AUM growth in 2007; and

•	Weakening of the U.S. dollar against other currencies in which a portion of our fund classes and accounts are denominated, resulting in a positive foreign exchange impact of $1.0 billion, which were responsible for 10.5% of net AUM growth in 2007.

The specific flows which drove the net increase of $6.1 billion of AUM was composed of:

•	Net inflows from our alternative strategy funds of approximately $5.0 billion, which was composed of subscriptions of $6.9 billion offset by redemptions of $1.9 billion in 2007;

•	Net inflows into our managed accounts of approximately $900 million, which was composed of subscriptions of $2.1 billion offset by redemptions of $1.2 billion; and

•	Net inflows from our long-only strategy funds of approximately $400 million, which was composed of subscriptions of $3.2 billion offset by redemptions of $2.8 billion spread among various long-only strategy funds.

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

Results of Operations

Condensed Combined and Consolidated GAAP Statement of Operations Information

	Year Ended December 31,
	2008	2007	2006
	(U.S. dollars in thousands)

Net revenues and other income
Management fees, net	$317,787	$287,152	$186,273
Performance fees, net	107,517	678,662	394,740
Administration fees, net	69,145	64,224	34,814
Other	542	10,080	5,039

Total net revenues and other income	$494,991	$1,040,118	$620,866

Expenses
Employee compensation and benefits	$(874,937)	$(810,212)	$(168,386)
Limited partner profit share	(77,979)	(401,000)	(201,450)

Compensation, benefits and profit share	(952,916)	(1,211,212)	(369,836)
General, administrative and other	(121,749)	(108,926)	(68,404)

Total expenses	(1,074,665)	(1,320,138)	(438,240)

Income (loss) from operations	(579,674)	(280,020)	182,626

Net interest income	(16,613)	2,350	4,657
Income (loss) before income taxes	(596,287)	(277,670)	187,283
Income taxes	(14,231)	(64,000)	(29,225)

Income (loss) before minority interests	(610,518)	(341,670)	158,058

Minority interests:
Exchangeable Shares Dividends	(4,418)	—	—
Share of losses/(income)	—	33,885	(182)
Cumulative dividends on Exchangeable Shares	(14,761)	(2,723)	—

Net income (loss) attributable to common stockholders	$(629,697)	$(310,508)	$157,876

Net Revenues and Other Income

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Change in GAAP Net Revenues and Other Income between
Years Ended December 31, 2008 and December 31, 2007

	Year Ended December 31,
	2008	2007	Change
	(U.S. dollars in thousands)

Net revenues and other income
Management fees, net	$317,787	$287,152	$30,635
Performance fees, net	107,517	678,662	(571,145)
Administration fees, net	69,145	64,224	4,921
Other	542	10,080	(9,538)

Total net revenues and other income	$494,991	$1,040,118	$(545,127)

Key ratios
Total net revenues and other income/average net AUM*	2.43%	5.48%	(3.05)%

Management fees/average net AUM*	1.56%	1.51%	0.05%
Administration fees/average net AUM*	0.34%	0.34%	—

*	Ratios calculated using 2008 average net AUM exclude the approximately $3.0 billion Société Générale Asset Management UK mandate.

Total net revenues and other income decreased by $545.1 million, or 52.4%, to $495.0 million. This decrease was driven primarily by significantly lower net performance fee revenue offset by slightly higher net management and administration fees in 2008.

For management and administration fee revenues, we use net fee yield as a measure of our fees generated for every dollar of our net AUM. The net management and administration fee yield is equal to the management fees and administration fees, respectively, divided by average net AUM for the applicable period.

Net management fees increased by $30.6 million, or 10.7%, to $317.8 million. This growth was mainly driven by two main factors:

•	a 7.3% higher average net AUM balance between the periods which, at constant net management fee yield, resulted in an increase in management fees of $20.9 million; and

•	an increase in the net management fee yield from 1.51% to 1.56%, reflecting increased management fees per unit of AUM, which, when applied to the increased net AUM base, resulted in an increase in management fees of $10.2 million.

Net performance fees decreased by $571.1 million, or 84.2%, to $107.5 million. This decline was mainly driven by:

•	fewer of the GLG Funds and managed accounts generating significant positive performance in 2008 as compared to 2007;

•	GLG Funds that generated performance fees in 2008 generally having lower AUM when compared to those GLG Funds that generated performance fees in 2007;

•	GLG Funds that generated performance fees having lower absolute performance in 2008 when compared to 2007; and

•	a higher percentage of the GLG Funds unable to meet their respective performance hurdle rates or high water marks since performance fees last crystallized, even if they generated positive performance during the year.

Net administration fees increased by $4.9 million, or 7.7%, to $69.1 million. This growth was driven by two main factors:

•	a 7.3% higher average net AUM balance between the periods which, at constant administration fee yield, resulted in an increase in administration fees of $4.7 million; and

•	lower yields due to the impact of net flows in the second half of 2008 on our mix of AUM.

Other income decreased by $9.5 million, or 94.6%, to $0.5 million. This decrease was due to the following:

•	during 2007 we benefited from our exposure to significant assets being held in non-U.S. dollar currencies during a period of a weakening U.S. dollar, while in 2008 we had greater exposure to U.S. dollar assets which have no impact on other income; and

•	investment losses of $2.4 million on investments held during 2008.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Change in GAAP Net Revenues and Other Income between
Years Ended December 31, 2007 and December 31, 2006

	Year Ended December 31,
	2007	2006	Change
	(U.S. dollars in thousands)

Net revenues and other income
Management fees, net	$287,152	$186,273	$100,879
Performance fees, net	678,662	394,740	283,922
Administration fees, net	64,224	34,814	29,410
Other	10,080	5,039	5,041

Total net revenues and other income	$1,040,118	$620,866	$419,252

Key ratios
Total net revenues and other income/average net AUM	5.48%	4.82%	0.66%

Management fees/average net AUM	1.51%	1.45%	0.06%
Administration fees / average net AUM	0.34%	0.27%	0.07%

Total net revenues and other income increased by $419.3 million, or 67.5%, to $1.0 billion. This increase was driven by growth in all categories of fee revenue, especially in relation to management fees and performance fees.

For each type of fee revenue, we use net fee yield as a measure of our fees generated for every dollar of our net AUM. The net management, performance and administration fee yield is equal to the management fees, performance fees or administration fees, respectively, divided by average net AUM for the applicable period.

Net management fees increased by $100.9 million, or 54.2%, to $287.2 million. This growth was driven by two main factors:

•	a 47.2% higher average net AUM balance between the periods which, at constant net management fee yield, resulted in an increase in management fees of $88.0 million, or 87.2% of the total increase in management fees; and

•	an increase in the net management fee yield from 1.45% to 1.51%, reflecting higher management fees per unit of AUM, which, when applied to the increased net AUM base, resulted in an increase in management fees of $12.9 million, or 12.8% of the total increase in management fees. The higher net management fee yield was attributable primarily to investors participating in GLG Funds and managed accounts with higher management fee rates.

Net performance fees increased by $283.9 million, or 71.9%, to $678.7 million. This growth was driven by two main factors:

•	a 47.2% higher average net AUM balance between the periods which, at constant net performance fee yield, resulted in an increase in performance fees of $186.5 million, or 65.7% of the total increase in performance fees;

•	an increase in the annualized net performance fee yield from 3.06% to 3.58% which, when applied to the increased net AUM base, resulted in an increase in performance fees of $97.4 million, or 34.3% of the total increase in performance fees. The higher net performance fee yield was attributable to stronger performance delivering higher performance fees per unit of AUM.

Net administration fees increased by $29.4 million, or 84.5%, to $64.2 million. This growth was driven by two main factors:

•	a 47.2% higher average net AUM balance between the periods which, at constant administration fee yield, resulted in an increase in administration fees of $16.4 million, or 55.9% of the total increase in administration fees; and

•	an increase in the net administration fee yield from 0.27% to 0.34% which, when applied to the increased net AUM base, resulted in an increase in administration fees of $13.0 million, or 44.1% of the total increase in administration fees. The higher net administration fee yield was attributable primarily to investors participating in GLG Funds and managed accounts with higher net administration fee rates.

Other income increased by $5.0 million, or 100.0%, to $10.1 million. This increase was primarily due to our holding non-U.S. dollar cash balances which appreciated in value against the U.S. dollar giving rise to certain foreign exchange gains reflected in “Other income”.

Expenses

  Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Change in GAAP Expenses between Years Ended
December 31, 2008 and December 31, 2007

	Year Ended December 31,
	2008	2007	Change
	(U.S. dollars in thousands)

Expenses
Employee compensation and benefits	$(874,937)	$(810,212)	$(64,725)
Limited partner profit share	(77,979)	(401,000)	323,021

Compensation, benefits and profit share	(952,916)	(1,211,212)	258,296
General, administrative and other	(121,749)	(108,926)	(12,823)

Total expenses	$(1,074,665)	$(1,320,138)	$245,473

Key ratios
Compensation, benefits and profit share / total GAAP net revenues and other income	192.51%	116.45%	76.06%
General, administrative and other / total GAAP net revenues and other income	24.60%	10.47%	14.13%

Total expenses / total GAAP net revenues and other income	217.11%	126.92%	90.19%

Compensation, benefits and profit share decreased by $258.3 million, or 21.3%, to $952.9 million primarily due to a decrease of $323.0 million, or 80.6%, in limited partner profit share, offset by an increase in employee compensation and benefits of $64.7 million, or 8.0%, mostly related to the Acquisition-related compensation expense of $117.6 million due to the effect of the accelerated method of amortizing the fair value of the agreement among the principals and trustees.

General, administrative and other expenses increased $12.8 million due to a full-year of public company-related expenses in 2008 and infrastructure costs that supported net AUM of greater than $24 billion in the first half of 2008.

  Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Change in GAAP Expenses between Years Ended
December 31, 2007 and December 31, 2006

	Year Ended December 31,
	2007	2006	Change
	(U.S. dollars in thousands)

Expenses
Employee compensation and benefits	$(810,212)	$(168,386)	$(641,826)
Limited partner profit share	(401,000)	(201,450)	(199,550)

Compensation, benefits and profit share	(1,211,212)	(369,836)	(841,376)
General, administrative and other	(108,926)	(68,404)	(40,522)

Total expenses	$(1,320,138)	$(438,240)	$(881,898)

Key ratios
Compensation, benefits and profit share / total GAAP net revenues and other income	116.45%	59.57%	56.88%
General, administrative and other / total GAAP net revenues and other income	10.47%	11.02%	(0.55)%

Total expenses / total GAAP net revenues and other income	126.92%	70.59%	56.33%

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

Change in Non-GAAP Expenses between Years Ended
December 31, 2008 and December 31, 2007

	Year Ended December 31,
	2008	2007	Change
	(U.S. dollars in thousands)

Non-GAAP expenses
GAAP compensation, benefits and profit share	$(952,916)	$(1,211,212)	$258,296
Add back: Acquisition-related compensation expense and other compensation costs	756,646	639,077	117,569

Non-GAAP CBP	(196,270)	(572,135)	375,865
GAAP general, administrative and other	(121,749)	(108,926)	(12,823)

Non-GAAP total expenses	$(318,019)	$(681,061)	$363,042

Key ratios (based on non-GAAP measures)
Non-GAAP CBP / total GAAP net revenues and other income	39.65%	55.01%	(15.36)%
General, administrative and other / total GAAP net revenues and other income	24.60%	10.47%	14.13%

Non-GAAP total expenses / total GAAP net revenues and other income	64.25%	65.48%	(1.23)%

Non-GAAP CBP decreased by $375.9 million, or 65.7%, to $196.3 million. The decrease was attributable primarily to lower discretionary bonus accruals and limited partner profit share based on full year performance and an increase in Acquisition-related stock compensation.

General, administrative and other expenses increased $12.8 million due to a full-year of public company related expenses in 2008 and infrastructure costs that supported net AUM of greater than $24 billion in the first half of 2008.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Change in Non-GAAP Expenses between Years Ended
December 31, 2007 and December 31, 2006

	Year Ended December 31,
	2007	2006	Change
	(U.S. dollars in thousands)

Non-GAAP expenses
GAAP compensation, benefits and profit share	$(1,211,212)	$(369,836)	$(841,376)
Add back: Acquisition-related compensation expense and other compensation costs	639,077	—	639,077

Non-GAAP CBP	(572,135)	(369,836)	(202,299)
GAAP general, administrative and other	(108,926)	(68,404)	(40,522)

Non-GAAP total expenses	$(681,061)	$(438,240)	$(242,821)

Key ratios (based on non-GAAP measures)
Non-GAAP CBP / total GAAP net revenues and other income	55.01%	59.57%	(4.56)%
General, administrative and other / total GAAP net revenues and other income	10.47%	11.02%	(0.55)%

Non-GAAP total expenses / total GAAP net revenues and other income	65.48%	70.59%	(5.11)%

Non-GAAP CBP increased by $202.3 million, or 54.7%, to $572.1 million. The increase was attributable primarily to a $199.6 million increase in limited partner profit share.

Net Interest Income

  Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Change in Net Interest Income / (Expense) between Years Ended
December 31, 2008 and December 31, 2007

	Year Ended December 31,
	2008	2007	Change
	(U.S. dollars in thousands)

Interest income	$8,859	$8,871	$(12)
Interest expense	(25,472)	(6,521)	(18,951)

Net interest income	$(16,613)	$2,350	$(18,963)

Gross interest expense increased by $19.0 million to $25.5 million, driven primarily by the full-year impact of the borrowing facilities put in place in connection with the Acquisition. Gross interest income stayed constant at $8.9 million, attributable primarily to similar average cash balances held during 2008 and 2007.

  Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Change in Net Interest Income between Years Ended
December 31, 2007 and December 31, 2006

	Year Ended December 31,
	2007	2006	Change
	(U.S. dollars in thousands)

Interest income	$8,871	$5,424	$3,447
Interest expense	(6,521)	(766)	(5,755)

Net interest income/(expense)	$2,350	$4,658	$(2,308)

Gross interest expense increased by $5.8 million to $6.5 million, driven primarily by the new borrowing facilities put in place in connection with the Acquisition. Gross interest income increased by $3.4 million to $8.9 million, attributable primarily to greater cash balances held during 2007.

Income Tax

Prior to the Acquisition, our effective income tax rate was generally low since some of our business profits were not subject to company-level income taxes.

Following the Acquisition our U.S. profits as well as our repatriated profits are subject to U.S. taxation; however, our U.S. tax expense on repatriated profits is effectively reduced since we are amortizing over a 15-year period and deducting for U.S. income tax purposes the tax value of certain assets, such as intangibles, arising in connection with the Acquisition.

Shown in the table below is a reconciliation of income taxes computed at the standard U.K. corporation tax rate to the actual income tax expense which reflect our effective income tax rate.

  Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Change in Income Taxes between Years Ended
December 31, 2008 and December 31, 2007

	Year Ended December 31,
	2008	2007	Change
	(U.S. dollars in thousands)

Income (loss) before income taxes	$(596,287)	$(277,670)	$(318,617)
Tax credit (charge) at U.K. corporation tax rate	169,942	83,301	86,641
(2008 28.5%, 2007: 30%)
Factors affecting charge:
Effect of overseas tax rate differences	33,713	53,415	(19,702)
Effect of Acquisition-related compensation expense	(215,644)	(191,723)	(23,921)
Effect of other disallowables and tax adjustments	(2,242)	(8,993)	6,751

Tax on profit	$(14,231)	$(64,000)	$49,769

Effective income tax rate	(2% )	(23% )

Income tax decreased by $49.8 million to $14.2 million, predominantly driven by an increase in loss before income taxes. We calculate our effective tax rate on profit before tax and certain non-tax deductible compensation expense. For the year ended December 31, 2008, we recognized approximately $757 million of Acquisition-related compensation expense, as compared to approximately $639 million for the year ended December 31, 2007. Our profit before tax and after adjusting for certain non-tax deductible compensation expenses was approximately $114 million and $361 million for the years ended December 31, 2008 and 2007, respectively. Our effective tax rate based on this measure was 12.5% and 17.7% for 2008 and 2007, respectively. This decrease between 2007 and 2008 in the effective tax rate was mainly due to a one time ability to carry back certain current year tax losses against prior year taxable income and reclaim tax paid. These rates are lower than the U.S. Federal rate of tax of 35% as our profits are predominantly in the U.K. and Cayman Islands which apply lower tax rates.

  Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Change in Income Taxes between Years Ended
December 31, 2007 and December 31, 2006

	Year Ended December 31,
	2007	2006	Change
	(U.S. dollars in thousands)

Income (loss) before income taxes	$(277,670)	$187,283	$(464,953)
Tax credit (charge) at U.K. corporation tax rate	83,301	(56,185)	139,486
(2007 and 2006: 30)%
Factors affecting charge:
Effect of overseas tax rate differences	53,415	27,557	25,858
Effect of Acquisition-related compensation expense	(191,723)	—	(191,723)
Effect of other disallowables and tax adjustments	(8,993)	(597)	(8,396)

Tax on profit	$(64,000)	$(29,225)	$(34,775)

Effective income tax rate	(23% )	16%

Income tax increased by $34.8 million to $64.0 million, driven by a decrease in income before income taxes and an increase in disallowed and non-taxable items, partially offset by an increase in offsetting overseas tax rate differences and offsetting pass through to limited partners.

The 2007 effective tax rate decreased significantly in comparison to 2006 predominantly due to recognition of approximately $639 million of non-cash Acquisition-related compensation expense related to the Acquisition. This was treated as disallowable and made up a significant component of disallowed and non-taxable items for 2007.

Minority Interests

Minority interest in 2008 was $19.2 million compared to a credit of $31.2 million in 2007. The change for the twelve months ended December 31, 2008 was due to:

•	A $34.2 million credit for share of losses in 2007 attributable to FA Sub 2 Exchangeable Shareholders. There was no corresponding minority interest movement in 2008 as losses applicable to the Exchangeable Shareholders exceeded their interest in the equity capital of the subsidiary;

•	A $0.4 million charge for GLG Holdings, Inc and GLG Inc. at December 31, 2007. GLG Holdings and GLG Inc. become wholly owned subsidiaries of the Company in January 2008 and there was no corresponding minority interest movement in 2008;

•	Cumulative dividends of $14.8 million paid to FA Sub 2 Exchangeable Shareholders reflecting a full year entitlement compared to cumulative dividends of $2.7 million paid in 2007 reflecting the entitlement for the short period from the date of the Acquisition on November 2, 2007 through to December 31, 2007; and

•	Dividends of $4.4 million paid to FA Sub 2 Exchangeable Shareholders reflecting an amount equivalent to dividends paid to common stockholders.

For periods prior to the Acquisition, the minority interest only related to GLG Holdings Inc. and GLG Inc.

Adjusted Net Income

As discussed above under “— Assessing Business Performance”, we present a non-GAAP adjusted net income measure. The table below reconciles net income to adjusted net income for the periods presented.

  Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Change in Non-GAAP Adjusted Net Income between
Years Ended December 31, 2008 and December 31, 2007

	Year Ended December 31,
	2008	2007	Change
	(U.S. dollars in thousands)

Derivation of non-GAAP adjusted net income
GAAP Income (loss) before minority interest	$(610,518)	$(341,670)	$(268,848)
Add: Acquisition-related compensation expense	756,646	639,077	117,569
Deduct: tax effect of Acquisition-related compensation expense	(3,334)	—	(3,334)
Deduct: cumulative dividends	(14,761)	(2,723)	(12,038)

Non-GAAP adjusted net income	$128,033	$294,684	$(166,651)

Adjusted net income decreased by $166.7 million, or 56.6%, to $128.0 million. This decrease was driven by an increase in the GAAP loss and was partially offset by an increase of $117.6 million of Acquisition-related compensation expenses recognized in 2008.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Change in Non-GAAP Adjusted Net Income between
Years Ended December 31, 2007 and December 31, 2006

	Year Ended December 31,
	2007	2006	Change
	(U.S. dollars in thousands)

Derivation of non-GAAP adjusted net income
GAAP Income (Loss) before minority interest	$(341,670)	$158,058	$(499,728)
Add: Acquisition-related compensation expense	639,077	—	639,077
Deduct: cumulative dividends	(2,723)	—	(2,723)

Non-GAAP adjusted net income	$294,684	$158,058	$136,626

Adjusted net income increased by $136.6 million, or 86.4%, to $294.7 million. This increase was driven by an increase in revenue, partially offset by an increase in non-GAAP CBP. The increase was partially offset by the $639.1 million of Acquisition-related compensation expenses recognized in 2007.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, pay compensation, and satisfy other general business needs. Our primary sources of funds for liquidity consist of cash flows provided by operating activities, primarily the management fees and performance fees paid by the funds and accounts we manage.

We expect that our cash on hand and cash flows from operating activities will satisfy our liquidity needs with respect to debt obligations and operating expenses over the next twelve months. We expect to meet our long-term liquidity requirements, including the repayment of our debt obligations, with net income, if any, and through the issuance of debt and equity securities and loans.

We currently have $530 million dollars outstanding under a 5-year amortizing term loan facility, of which the first principal payment is due in the second half of 2011. We also have a $40 million 5-year amortizing revolving credit facility which is fully drawn with the same syndicate of banks as the term loan facility. We are current on all required payments related to these loan facilities.

As part of these credit facilities, we have two primary financial covenants to which we are required to adhere. The financial covenants require that we have fee paying AUM (fee paying AUM is approximately equal to our gross AUM) on December 31, 2008 of at least $15 billion (which is tested annually and increases $500 million per year until 2012) and that we maintain at the end of each fiscal quarter a leverage ratio of not more than 4.5:1 calculated on the basis of adjusted earnings before interest, taxes, depreciation and amortization (as defined in our credit agreement for the loan facilities) on a last twelve months basis. As of December 31, 2008, we met or exceeded both financial covenants of the loan facilities with fee paying AUM of approximately $16 billion and a leverage ratio of 2.3:1.

Our leverage ratio calculated as of December 31, 2008 is 2.3:1, which is (i) total debt outstanding of $570 million divided by (ii) the sum of (a) adjusted net income of $128 million; (b) Interest, taxes, depreciation, and cumulative dividends of $49 million; and (c) Non-cash Equity Compensation of $70 million.

Factors affecting our ability to comply with these covenants include: the performance of the GLG Funds and managed accounts prior to the end of each relevant measurement period, future net redemptions and their related impact on fee revenue, currency movements — principally the Euro versus the U.S. dollar — and the level of our cash compensation and general and administration expenses. In addition, we believe that there are a number of options available to us to maintain compliance with the above covenants, should the risk of compliance increase, including: obtaining a debt covenant waiver, strategic acquisitions that would increase fee paying AUM and/or earnings, scaling down our cost infrastructure and reducing debt levels through the use of free cash or from the proceeds of the issuance of additional equity. Our credit agreement also includes restrictive covenants which, among other things, restrict our ability to incur additional indebtedness.

Due to decreases in AUM and changes in our AUM mix (resulting from a decline in AUM in higher fee paying alternative funds and an increase in 130/30 managed accounts), we expect that management and administration fees will trend lower in future quarters when compared to prior periods until AUM begins to increase or the AUM mix tends more to alternative products. Additionally, many of our funds have significant high water marks. Until these funds either generate investment returns that will overcome these high water marks, or these funds experience net inflows that carry no high-water marks and/or new funds are launched without high-water marks, our ability to generate performance fees in 2009 and beyond may be limited. We believe that we will be able to scale down our cost infrastructure, if required, in order to maintain positive operating cash flow.

In December 2008, our Board of Directors approved the discontinuance of a regular dividend with respect to the quarter ended December 31, 2008. In addition, pursuant to the terms of awards of restricted stock under our equity participation plan, Restricted Stock Plan and LTIP, grantees are generally entitled to receive cash dividends on unvested shares to the extent dividends on common stock are declared. We have paid the regular quarterly dividends in 2008 with cash generated from operations and expect that future regular quarterly dividends, if declared, will be paid with cash generated from operations.

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

Operating Activities

Our net cash provided by operating activities was $77.3 million, $382.9 million and $200.6 million during the years ended December 31, 2008, 2007 and 2006, respectively. These amounts primarily reflect cash-based fee income, less cash compensation, benefits and non-personnel costs and tax payments and distributions to limited partners beginning in 2006, resulting from certain key personnel becoming participants in the limited partner profit share arrangement beginning in mid-2006. We did not make quarterly distributions of profit in 2006.

The $305.7 million decrease in net cash provided by operating activities during 2008 was primarily attributable to the following:

•	Performance Fees. Performance fees are generally received every six months in the month following crystallization (i.e., 2008 operating cash flows are the result of receipts in June 2008 and December 2007 performance fees). Decreased performance fees during 2008 contributed $143.2 million to the decrease in operating cash flows compared to 2007.

•	Compensation, employee benefits and profit share. The most significant component of compensation, employee benefits and profit share is discretionary compensation and limited partner profit share paid during the year following the year in which the related business performance is achieved (i.e., 2008 compensation cash flows are largely influenced by discretionary compensation and limited partner profit share paid in respect of 2007 business performance). Compensation, employee benefits and profit share contributed a decrease of $167.2 million during 2008 as a result of an increase in share-based compensation as well as a change in the amount of accrued compensation.

•	General, Administrative and other. General, administrative and other expenses contributed a decrease of $26.0 million as a result of increased scale in our public company operating costs over the course of 2008.

•	Management and Administration Fees. Management and administration fees are largely received monthly and are driven by the average net AUM and fee rates in each fund and managed account. Management and administration fees contributed an increase of $93.5 million during 2008 due to higher average net AUM in the first half of 2008.

•	Net Interest Expense. Net interest expense increased over the course of 2008 and contributed a decrease of $18.7 million, driven by the full year impact of our credit facilities that were put in place in late 2007.

•	Exchangeable Share Dividends. Exchangeable share dividends increased over the course of 2008 and contributed a decrease of $21.9 million, compared to 2007, where there was no dividend payment.

•	Foreign Exchange. Movements in exchange rates can affect our results. During 2008, changes in exchange rates contributed a decrease of $21.0 million.

The $182.3 million increase in net cash provided by operating activities from 2006 to 2007 was attributable the following:

•	Management and Administration Fees. Management and administration fees are largely received monthly and are driven by the average net AUM and fee rates in each fund and managed account. Management and administration fees increased by $106 million from 2006 due to higher net average AUM from net fund and managed account inflows, performance gains and appreciation of Euro denominated AUM.

•	Performance Fees. Performance fees are generally received every six months in the month following crystallization (i.e., 2007 operating cash flows arise from the receipt of June 2007 and December 2006 performance fees). Increased performance fees contributed $175 million to the increase in operating cash flows from 2006.

•	Compensation, employee benefits and profit share. The most significant component of compensation, employee benefits and profit share is discretionary compensation and limited partner profit share paid during the year following the year in which the related business performance is achieved (i.e., 2007 compensation cash flows are largely influenced by discretionary compensation and limited partner profit share paid in respect of 2006 business performance). Compensation, employee benefits and profit share increased by $65 million from 2006 as a result of higher discretionary compensation and limited partner profit share arising from higher revenues generated in 2006.

•	General, administrative and other. General, administrative and other outflows increased by $46 million as a result of increased scale in our business and public company operating costs in preparation for and following the reverse acquisition transaction with Freedom.

This mismatch in timing between receipt of largely semi-annual performance fee revenues and the annual payment of associated discretionary compensation costs, when combined with the volatility of performance fee revenues can lead to substantial volatility and differences between net income and cash flows from operations.

Investing Activities

Our net cash provided by investing activities was $7.5 million for the year ended December 31, 2008 and net cash used by investing activities was $124.9 million and $4.7 million for the years ended December 31, 2007 and 2006, respectively.

The increase in net cash provided by investing activities from 2007 to 2008 of $132.4 million relates to an investment in available for sale securities in two GLG Funds which were part of the unvested portion of the cash proceeds of the Acquisition allocable to participants in the equity participation plan which contributed $102.8 million, as well as the change in the amount of restricted cash which provided $34.8 million. These amounts were primarily offset by the cash purchase of fixed assets to support our expanding headcount and infrastructure which provided for a decrease in cash of $2.7 million and the purchase price for GLG Inc. which was a decrease in our cash of $2.5 million.

The increase in 2007 relates primarily to a $95.6 million investment in the unvested portion of the cash proceeds of the Acquisition allocable to participants in the equity participation plan by us in two GLG Funds. Other than this amount, these amounts primarily reflect the cash purchase of fixed assets to support our expanding headcount and infrastructure.

We do not undertake material investing activities, and net cash used in or provided by investing activities is generally not significant in the context of the business. Additionally, the amount of net cash used in investing activities on a year-to-year basis may be strongly affected by the purchase of a particular fixed asset, thereby giving rise to potentially volatile year-to-year net cash usage.

Financing Activities

Our net cash used in financing activities was $177.4 million, $95.4 million and $164.8 million for the years ended December 31, 2008, 2007 and 2006, respectively.

The increase in net cash used in financing activities from 2007 to 2008 of $82.0 million was primarily attributable to the payment of regular quarterly dividends of $16.2 million, as well as cash used for share repurchases of $7.7 million, a decrease in the amount of cash provided by the exercise of warrants which amounted to $36.7 million and the absence of any new proceeds from of our credit facilities in 2008.

The decrease in net cash used in financing activities during 2007 was primarily reflective of distributions made to the Principals and Trustees and the net cash payment made in connection with the Acquisition, offset by the proceeds from the new credit facilities put in place in late 2007.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations, Commitments and Contingencies

We have annual commitments under non-cancellable operating leases for office space located in London, the Cayman Islands and New York City which expire on various dates through 2018. The minimum future rental expense under these leases is as follows:

Future Rental Expenses

Year Ended December 31,
2009	2010	2011	2012	2013	Thereafter	Total
	(Dollars in thousands)

$10,489	$10,518	$10,259	$10,259	$10,285	$46,131	$97,941

Rent and associated expenses are recognized on a straight-line basis during the years ended December 31, 2008 and 2007 and 2006 were $14.6 million, $10.8 million and $7.5 million, respectively.

On October 30, 2007, we entered into a credit agreement providing FA Sub 3 Limited, our wholly owned subsidiary, with: (i) a 5-year non-amortizing revolving credit facility in a principal amount of up to $40 million; and (ii) a 5-year amortizing term loan facility in a principal amount of up to $530 million. Proceeds of the loans were used to finance the purchase price for the Acquisition, to pay transaction costs and to repay our indebtedness and for working capital and other general corporate purposes. Scheduled future principal payments for long-term borrowings at December 31, 2008 are as follows:

Future Loan Principal Payments

Year Ended December 31,
2009	2010	2011	2012	2013	Thereafter	Total
	(Dollars in thousands)

$—	$—	$265,000	$265,000	$—	$—	$530,000

Scheduled future interest payments for long-term borrowings based on the weighted-average interest rate of 1.55% at December 31, 2008 are as follows:

Future Loan Interest Payments

Year Ended December 31,
2009	2010	2011	2012	2013	Thereafter	Total
	(Dollars in thousands)

$8,328	$8,328	$6,576	$2,065	$—	$—	$25,297

In the normal course of business, we enter into operating contracts that contain a variety of representations and warranties and that provide general indemnifications. Our maximum exposure under these arrangements is unknown as this would involve future claims that may be made against us that have not yet occurred. However, based on experience, we expect the risk of material loss to be remote.

As more fully disclosed in Note 13, “Income Taxes”, in the notes to our consolidated and combined financial statements included in this Annual Report on Form 10-K, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007. As of December 31, 2008, we have recognized approximately $10.5 million of liabilities for unrecognized tax benefits, including $0.7 million related to interest. The final outcome of these tax uncertainties is dependent upon various matters including tax examinations, legal proceedings, changes in regulatory tax laws, or interpretation of those tax laws, or expiration of statutes of limitation. However, based on the number of jurisdictions, the uncertainties associated with litigation and examinations, there is a high degree of uncertainty regarding the future cash outflows associated with these tax uncertainties. As a result, we are not able to provide a reasonable reliable estimate of the timing of future payments relating to the FIN 48 obligations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our predominant exposure to market risk is related to our role as investment manager for the GLG Funds and accounts we manage for clients and the impact of movements in the fair value of their underlying investments. Changes in value of assets managed will impact the level of management, administration and performance fee revenues.

The broad range of investment strategies that are employed across the GLG Funds and the managed accounts mean that they are subject to varying degrees and types of market risk. In addition, as the GLG Funds and managed accounts are managed independently of each other and risk is managed at a strategy and fund level, it is unlikely that any market event would impact all GLG Funds and managed accounts in the same manner or to the same extent. Moreover, there is no netting of performance fees across funds as these fees are calculated at the fund level.

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

Impact on Management Fees*

Our management fees are based on the AUM of the various GLG Funds and accounts that we manage, and, as a result, are impacted by changes in market risk factors. These management fees will be increased or reduced in direct proportion to the impact of changes in market risk factors on AUM in the related GLG Funds and accounts managed by us. A 10% change in the fair values of all of the investments held by the GLG Funds and managed accounts as of December 31, 2008 would impact future net management fees in the following four fiscal quarters by an aggregate of $13.8 million, assuming that there is no subsequent change to the investments held by the GLG Funds and managed accounts in those four following fiscal quarters.

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

Impact on Administration Fees*

Our administration fees are generally based on the AUM of the GLG Funds and managed accounts to which they relate and, as a result, are impacted by changes in market risk factors. Our administration fees will

*  AUM used in impact calculations does not include the approximately $3.0 billion Société Générale Asset Management UK mandate.

generally increase given an increase in the market value of the investments in the relevant GLG Funds and managed accounts and decrease given a decrease in the market value of the investments in the relevant GLG Funds and managed accounts. A 10% increase/(decrease) in the fair values of all of the investments held by the GLG Funds and managed accounts as of December 31, 2008 would impact future net administration fees in the following four fiscal quarters by an aggregate of $4.1/($2.4) million, respectively, assuming there is no subsequent change to the investments held by the GLG Funds and managed accounts in those four following fiscal quarters.

Market Risk

The GLG Funds and accounts managed by us hold investments that are reported at fair value as of the reporting date. Our AUM is a measure of the estimated fair values of the investments in the GLG Funds and managed accounts. Our AUM will therefore increase (or decrease) in direct proportion to changes in the market value of the total investments across all of the GLG Funds and managed accounts. A 10% change in the fair values of all of the investments held by the GLG Funds and managed accounts as of December 31, 2008 would impact our gross AUM by $1.65 billion and net AUM by $1.50 billion as of such date. This change will consequently affect our management fees, performance fees and administration fees as described above.

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

Interest Rate Risk

The GLG Funds and accounts managed by us hold positions in debt obligations and derivatives thereof, some of which accrue interest at variable rates and whose value is impacted by reference to changes in interest rates. Interest rate changes may therefore directly impact the AUM valuation of these GLG Funds and managed accounts, which may affect our management fees and performance fees as described above. Our long-term debt consists of our outstanding revolving and term loan credit facilities. Interest on the outstanding principal amounts is currently based on 1-month LIBOR plus the applicable margin (currently 1.125%), which is reset periodically and was 4.255% at December 31, 2008. A 10% change in the 1-month LIBOR would impact our interest expense by approximately $0.2 million for the 1-month period.

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

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Company’s management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008, as required by the Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Co-Chief Executive Officers and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2008.

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

Under the supervision and with the participation of the Company’s management, including the Company’s Co-Chief Executive Officers and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the internal control over financial reporting of the Company and its subsidiaries as of December 31, 2008 as required by Rule 13a- 15(c) under the Exchange Act. In making this assessment, the Company used the criteria set forth in the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control — Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

Ernst & Young LLP, an independent registered public accounting firm, has audited the internal control over financial reporting of the Company as of December 31, 2008, as stated in their report appearing on page 94.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We have audited GLG Partners, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). GLG Partners, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, GLG Partners, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of GLG Partners, Inc. as of December 31, 2008 and 2007 and the related combined and consolidated statements of operations, changes in stockholders’ (deficit)/equity and cash flows for each of the three years in the period ended December 31, 2008 of GLG Partners, Inc. and our report dated March 2, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP
Ernst & Young LLP

London, England
March 2, 2009

Item 9B.	Other Information

Not applicable.

PART III

Certain information required by Part III is omitted from this Annual Report in that the registrant will file its definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 11, 2009 pursuant to Regulation 14A of the Exchange Act (the Proxy Statement) not later than 120 days after the end of the fiscal year covered by this Annual Report, and certain information included in the Proxy Statement is incorporated herein by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

(a) Directors — The information required by this Item is incorporated herein by reference to the section entitled “Election of Directors” in the Proxy Statement, and except as described therein, no nominee for director was selected pursuant to any arrangement or understanding between the nominee and any person other than the Company pursuant to which such person is or was to be selected as a director or nominee.

(b) Audit Committee Financial Expert — The board of directors has determined that Ian Ashken, Chairman of the Audit Committee, is an “audit committee financial expert” and “independent” as defined under applicable SEC and NYSE rules. The board’s affirmative determination was based, among other things, upon his extensive experience as Chief Financial Officer of Jarden Corporation since September 2001.

(c) We adopted our “Code of Ethics” that applies to all employees, including our executive officers. A copy of our Code of Ethics is posted on our Internet site at www.glgpartners.com. In the event that we make any amendment to, or grant any waivers of, a provision of the Code of Ethics that applies to the principal executive officer, principal financial officer, or principal accounting officer that requires disclosure under applicable SEC rules, we intend to disclose such amendment or waiver and the reasons therefor on our Internet site at www.glgpartners.com.

(d) Section 16(a) Beneficial Ownership Reporting Compliance — The information required by this Item is incorporated herein by reference to the section entitled “Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

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

(3)	Exhibits

Exhibit
No.	Description

2.1	Purchase Agreement dated June 22, 2007 by and among the Company, FA Sub 1 Limited, FA Sub 2 Limited and FA Sub 3 Limited, Jared Bluestein, as Buyers’ Representative, Noam Gottesman, as Sellers’ Representative, and the GLG equity holders party thereto, filed as Annex A to the Company’s Proxy Statement dated October 12, 2007 (File No. 001-33217), is incorporated herein by reference.
2.2	Amendment No. 1, dated as of March 4, 2008, to the Purchase Agreement, dated as of June 22, 2007, among the Company, Noam Gottesman (as Sellers’ Representative) and Jared Bluestein (as Buyers’ Representative), filed as Exhibit 2.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 001-33217), is incorporated herein by reference.
3.1	Restated Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-33217), is incorporated herein by reference.
3.2	Amended Bylaws of the Company, filed as Exhibit 3.5 to the Company’s amended Registration Statement on Form 8-A/A (File No. 001-33217), is incorporated herein by reference.
4.1	Specimen Certificate for Common Stock, par value $0.0001 per share, of the Company, filed as Exhibit 4.1 to the Company’s Post-Effective Amendment on Form S-3 to Registration Statement on Form S-1 (Registration No. 333-147865), is incorporated herein by reference.
4.2	Specimen Certificate for Series A Preferred Stock, par value $0.0001 per share, of the Company, filed as Exhibit 4.2 to the Company’s Post-Effective Amendment on Form S-3 to Registration Statement on Form S-1 (Registration No. 333-147865), is incorporated herein by reference.
4.3	Specimen Certificate for Public Warrants to Purchase Common Stock of the Company, filed as Exhibit 4.3 to the Company’s Post-Effective Amendment on Form S-3 to Registration Statement on Form S-1 (Registration No. 333-147865), is incorporated herein by reference.
4.4	Specimen Certificate for Private Warrants to Purchase Common Stock of the Company, filed as Exhibit 4.4 to the Company’s Post-Effective Amendment on Form S-3 to Registration Statement on Form S-1 (Registration No. 333-147865), is incorporated herein by reference.
4.5	Specimen Certificate for Units, each consisting of one share of Common Stock and one Warrant, of the Company, filed as Exhibit 4.5 to the Company’s Post-Effective Amendment on Form S-3 to Registration Statement on Form S-1 (Registration No. 333-147865), is incorporated herein by reference.
4.6	Amended and Restated Warrant Agreement dated as of December 21, 2006 between Continental Stock Transfer & Trust Company and the Company, filed as Exhibit 4.8 to the Company’s Registration Statement on Form S-1 (Registration No. 333-136248), is incorporated herein by reference.

Exhibit
No.		Description

4.7		Amendment No. 1 to Amended and Restated Warrant Agreement, dated as of December 19, 2007, between Continental Stock Transfer & Trust Company and the Company, filed as Exhibit 4.7 to the Company’s Post-Effective Amendment on Form S-3 to Registration Statement on Form S-1 (Registration No. 333-147865), is incorporated herein by reference.
10.1		Credit Agreement dated as of October 31, 2007 among the Company, FA Sub 1 Limited, FA Sub 2 Limited and FA Sub 3 Limited, each a wholly owned subsidiary of the Company, Citigroup Global Markets, Inc., as book manager and arranger, Citicorp USA, Inc., as administrative agent, and the other lenders party thereto, filed as Exhibit 10.1 to the Company’s Post-Effective Amendment on Form S-3 to Registration Statement on Form S-1 (Registration No. 333-147865), is incorporated herein by reference.
10.2		Registration Rights Agreement dated as of December 21, 2006 among the Company and the Founders, filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-136248), is incorporated herein by reference.
10.3		Support Agreement dated November 2, 2007 between the Company and FA Sub 2 Limited, filed as Annex B to the Company’s Proxy Statement dated October 12, 2007 (File No. 001-33217), is incorporated herein by reference.
10.4		GLG Shareholders Agreement dated as of June 22, 2007 among the Company and the Persons set forth on the signature page thereto, filed as Annex D to the Company’s Proxy Statement dated October 12, 2007 (File No. 001-33217), is incorporated herein by reference.
10.5		Founders’ Agreement dated June 22, 2007 among Noam Gottesman, as Sellers’s Representative, the Principals, the Trustees, Berggruen Freedom Holdings Ltd. and Marlin Equities II, LLC, filed as Annex E to the Company’s Proxy Statement dated October 12, 2007 (File No. 001-33217), is incorporated herein by reference.
10.6		Voting Agreement dated June 22, 2007 among the Principals, the Trustees, Lavender Heights Capital LP, Sage Summit LP, Point Pleasant Ventures Ltd., Jackson Holding Services Inc and the Company, filed as Annex F to the Company’s Proxy Statement dated October 12, 2007 (File No. 001-33217), is incorporated herein by reference.
10	.7.1*	Form of Indemnification Agreement between the Company and its directors, officers, employees and agents, filed as Exhibit 10.1.1 to the Company’s Current Report on Form 8-K (File No. 001-33217), is incorporated herein by reference.
10	.7.2*	Schedule identifying agreements substantially identical to the Form of Indemnification Agreement constituting Exhibit 10.7.1 to this Annual Report on Form 10-K.
10	.8.1*	2007 Long-Term Incentive Plan, filed as Annex J to the Company’s Proxy Statement dated October 12, 2007 (File No. 001-33217), is incorporated herein by reference.
10	.8.2*	Form of Restricted Stock Award Agreement for US Employees Directors under the Company’s 2007 Long-Term Incentive Plan, filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (Registration No. 333-148877), is incorporated herein by reference.
10	.8.3*	Form of Restricted Stock Award Agreement for US Non-Employees Directors under the Company’s 2007 Long-Term Incentive Plan, filed as Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (Registration No. 333-148877), is incorporated herein by reference.
10	.8.4*	Form of Restricted Stock Award Agreement for UK Employees Directors under the Company’s 2007 Long-Term Incentive Plan, filed as Exhibit 4.6 to the Company’s Registration Statement on Form S-8 (Registration No. 333-148877), is incorporated herein by reference.
10	.8.5*	Form of Restricted Stock Award Agreement for UK Non-Employees Directors under the Company’s 2007 Long-Term Incentive Plan, filed as Exhibit 4.7 to the Company’s Registration Statement on Form S-8 (Registration No. 333-148877), is incorporated herein by reference.
10	.8.6*	Form of Restricted Stock Award Agreement for UK Limited Partners under the Company’s 2007 Long-Term Incentive Plan, filed as Exhibit 4.8 to the Company’s Registration Statement on Form S-8 (Registration No. 333-148877), is incorporated herein by reference.

Exhibit
No.		Description

10	.8.7.1*	Restricted Stock Agreement dated November 5, 2007 between the Company and Alejandro San Miguel under the Company’s 2007 Long-Term Incentive Plan, filed as Exhibit 10.2.1 to the Company’s Current Report on Form 8-K (File No. 001-33217), is incorporated herein by reference.
10	.8.7.2*†	Letter Agreement dated as of January 29, 2008 between the Company and Alejandro San Miguel with respect to the Restricted Stock Award Agreement dated November 5, 2007 between the Company and Mr. San Miguel filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 001-33217), is incorporated herein by reference.
10	.9.1*	Employment Agreement dated November 2, 2007 between the Company and Noam Gottesman, filed as Exhibit 10.9.1 to the Company’s Post-Effective Amendment on Form S-3 (Registration No. 333-147865), is incorporated herein by reference.
10	.9.2*	Employment Agreement dated November 2, 2007 between GLG Partners LP and Noam Gottesman, filed as Exhibit 10.9.2 to the Company’s Post-Effective Amendment on Form S-3 (Registration No. 333-147865), is incorporated herein by reference.
10	.9.3*	Employment Agreement dated November 2, 2007 between GLG Partners Services LP and Noam Gottesman, filed as Exhibit 10.9.3 to the Company’s Post-Effective Amendment on Form S-3 (Registration No. 333-147865), is incorporated herein by reference.
10	.10.1*	Employment Agreement dated November 2, 2007 between the Company and Emmanuel Roman, filed as Exhibit 10.10.1 to the Company’s Post-Effective Amendment on Form S-3 (Registration No. 333-147865), is incorporated herein by reference.
10	.10.2*	Employment Agreement dated November 2, 2007 between GLG Partners LP and Emmanuel Roman, filed as Exhibit 10.10.2 to the Company’s Post-Effective Amendment on Form S-3 (Registration No. 333-147865), is incorporated herein by reference.
10	.10.3*	Employment Agreement dated November 2, 2007 between GLG Partners Services LP and Emmanuel Roman, filed as Exhibit 10.10.3 to the Company’s Post-Effective Amendment on Form S-3 (Registration No. 333-147865), is incorporated herein by reference.
10	.11*	Employment Agreement dated November 2, 2007 between the Company and Simon White, filed as Exhibit 10.11 to the Company’s Post-Effective Amendment on Form S-3 (Registration No. 333-147865), is incorporated herein by reference.
10	.12*	Employment Agreement dated November 2, 2007 between the Company and Alejandro San Miguel, filed as Exhibit 10.12 to the Company’s Post-Effective Amendment on Form S-3 (Registration No. 333-147865), is incorporated herein by reference.
10	.13.1*	Employment Agreement dated November 2, 2007 between GLG Partners LP and Pierre Lagrange.
10	.13.2*	Employment Agreement dated November 2, 2007 between GLG Partners Services Limited and Pierre Lagrange.
10	.14*	Employment Agreement dated March 18, 2008 between the Company and Jeffrey M. Rojek, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 001-33217), is incorporated herein by reference.
21		Subsidiaries of the Company.
23		Consent of Ernst & Young LLP, independent registered public accounting firm.
24		Power of Attorney authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and executive officers of the Company.
31.1		Certification of Periodic Report by the Co-Chief Executive Officer pursuant to Rule 13a- 14(a) of the Securities Exchange Act of 1934.
31.2		Certification of Periodic Report by the Co-Chief Executive Officer pursuant to Rule 13a- 14(a) of the Securities Exchange Act of 1934.
31.3		Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

Exhibit
No.	Description

32.1	Certification of Periodic Report by the Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Periodic Report by the Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
32.3	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

†	Portions of this exhibit have been omitted and filed separately with the Office of the Secretary of the Securities and Exchange Commission pursuant to a confidential treatment request.

(b) Exhibits

See subsection (a) (3) above.

(c) Financial Statement Schedules

See subsections (a) (1) and (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on March 2, 2009.

GLG PARTNERS, INC.

By:	/s/ Noam Gottesman
Noam Gottesman
Chairman and Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed on March 2, 2009 by the following persons on behalf of the registrant and in the capacities indicated:

Signature		Title

/s/ Noam Gottesman Noam Gottesman		Chairman of the Board and Co-Chief Executive Officer(Co-Principal Executive Officer)

Emmanuel Roman* Emmanuel Roman		Co-Chief Executive Officer and Director (Co-Principal Executive Officer)

/s/ Jeffrey M. Rojek Jeffrey M. Rojek		Chief Financial Officer (Principal Financial and Accounting Officer)

Ian G. H. Ashken* Ian G. H. Ashken		Director

Martin E. Franklin* Martin E. Franklin		Director

James N. Hauslein* James N. Hauslein		Director

Pierre Lagrange* Pierre Lagrange		Director

William P. Lauder* William P. Lauder		Director

Peter A. Weinberg* Peter A. Weinberg		Director

*By:	/s/ Alejandro R. San Miguel Alejandro R. San Miguel**

**	By authority of the power of attorney filed as Exhibit 24 hereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
GLG Partners, Inc.

We have audited the accompanying consolidated balance sheets of GLG Partners, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related combined and consolidated statements of operations, changes in stockholders’ (deficit)/equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the management of GLG Partners, Inc. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GLG Partners, Inc. and subsidiaries at December 31, 2008 and 2007, and the combined and consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 2 to the accompanying combined and consolidated financial statements, effective January 1, 2007, GLG Partners, Inc. adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, and effective January 1, 2006, GLG Partners, Inc. adopted FASB Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), GLG Partners, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2009, expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP
Ernst & Young LLP

London, England
March 2, 2009

GLG PARTNERS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(US Dollars in thousands, except share and per share amounts)

	As of December 31,
	2008	2007

ASSETS
Current Assets
Cash and cash equivalents	$316,195	$429,422
Restricted cash	13,315	24,066
Fees receivable	42,106	389,777
Prepaid expenses and other assets	34,051	30,417

Total Current Assets	405,667	873,682
Non-Current Assets
Investments at fair value	65,484	96,108
Goodwill	587	—
Property and equipment (net of accumulated depreciation and amortization of $11,505 and $12,374 respectively)	14,076	9,079
Other non-current assets	3,868	5,268

Total Non-Current Assets	84,015	110,455

Total Assets	$489,682	$984,137

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)/EQUITY
Current Liabilities
Rebates and sub-administration fees payable	$26,234	$21,207
Accrued compensation, benefits and profit share	148,531	467,887
Income taxes payable	15,633	37,464
Distributions payable	7,592	78,093
Accounts payable and other accruals	47,176	37,624
Revolving credit facility	40,000	40,000
Other liabilities	50,765	16,092

Total Current Liabilities	335,931	698,367

Non-Current Liabilities
Loan payable	530,000	530,000
Minority interest	—	1,911

Total Non-Current Liabilities	530,000	531,911

Total Liabilities	865,931	1,230,278
Stockholders’ Deficit:
Common stock, $.0001 par value; 1,000,000,000 authorized, 2008: 245,784,390 issued and outstanding (2007: 244,730,988 issued and outstanding)	24	24
Series A voting preferred stock, $.0001 par value; 150,000,000 authorized, 2008: 58,904,993 issued and outstanding (2007: 58,904,993 issued and outstanding)	6	6
Additional paid in capital	1,176,054	575,589
Treasury stock 21,418,568 shares of common stock (2007: 25,382,500 shares)	(293,434)	(347,740)
Accumulated other comprehensive income	(17,141)	3,477
Accumulated deficit	(1,241,758)	(477,497)

Total Stockholders’ Deficit	(376,249)	(246,141)

Total Liabilities and Stockholders’ Deficit	$489,682	$984,137

The accompanying notes are an integral part of these combined and consolidated financial statements.

GLG PARTNERS, INC. AND SUBSIDIARIES

COMBINED AND CONSOLIDATED STATEMENTS OF OPERATIONS
(US Dollars in thousands, except per share amounts)

	Years Ended December 31,
	2008	2007	2006

Net revenues and other income
Management fees, net	$317,787	$287,152	$186,273
Performance fees, net	107,517	678,662	394,740
Administration fees, net	69,145	64,224	34,814
Other	542	10,080	5,039

Total net revenues and other income	494,991	1,040,118	620,866
Expenses
Employee compensation and benefits	(874,937)	(810,212)	(168,386)
Limited partner profit share	(77,979)	(401,000)	(201,450)

Compensation, benefits and profit share	(952,916)	(1,211,212)	(369,836)
General, administrative and other	(121,749)	(108,926)	(68,404)

Total expenses	(1,074,665)	(1,320,138)	(438,240)

(Loss)/ income from operations	(579,674)	(280,020)	182,626
Interest income	8,859	8,871	5,423
Interest expense	(25,472)	(6,521)	(766)

(Loss)/ income before income taxes	(596,287)	(277,670)	187,283
Income taxes	(14,231)	(64,000)	(29,225)

Net (loss)/ income before minority interests	(610,518)	(341,670)	158,058
Minority interests:
Exchangeable shares dividends	(4,418)	—	—
Share of losses/(income)	—	33,885	(182)
Cumulative dividends on exchangeable shares	(14,761)	(2,723)	—

Net (loss)/ income attributable to common stockholders	$(629,697)	$(310,508)	$157,876

Net (loss)/income per share — basic	$(2.97)	$(2.11)	$1.16
Weighted average common stock outstanding — basic (in thousands)	212,225	147,048	135,712
Net (loss)/income per share — diluted	$(2.97)	$(2.11)	$0.81
Weighted average common stock outstanding — diluted (in thousands)	212,225	147,048	194,617

The accompanying notes are an integral part of these combined and consolidated financial statements.

GLG PARTNERS, INC. AND SUBSIDIARIES

COMBINED AND CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT)/EQUITY
(US Dollars in thousands)

					Accumulated		Total
				Additional	Other	Accumulated	Stockholders’
	Preferred	Common	Treasury	Paid in	Comprehensive	Income/	Equity/
	Stock	Stock	Stock	Capital	Income/(Deficit)	(Deficit)	(Deficit)

Balance as of January 1, 2006	6	17	(347,740)	354,073	1,062	172,811	180,229
Comprehensive income
Net income attributable to stockholders						157,876	157,876
Foreign currency translation (nil tax applicable)					1,844		1,844

Total comprehensive income					1,844	157,876	159,720
Capital contributions						914	914
Distributions to principals and trustees						(165,705)	(165,705)

Balance as of December 31, 2006	6	17	(347,740)	354,073	2,906	165,896	175,158
Comprehensive income
Net income attributable to stockholders						(310,508)	(310,508)
Unrealized gains on available-for-sale equity investments (nil tax applicable)					244		244
Foreign currency translation (nil tax applicable)					327		327

Total comprehensive loss					571	(310,508)	(309,937)
Issuance of common stock and recapitalization on Acquisition		7		(267,660)		(1,913)	(269,566)
Share-based compensation (net of minority interest)				495,698			495,698
Warrant exercises				39,035			39,035
Warrants repurchased				(45,557)			(45,557)
Capital contributions
Distributions to principals and trustees						(330,972)	(330,972)

Balance as of December 31, 2007	$6	$24	$(347,740)	$575,589	$3,477	$(477,497)	$(246,141)

Comprehensive income
Net income attributable to stockholders						(629,697)	(629,697)
Unrealized loss on available-for-sale equity investments (nil tax applicable)					(21,039)		(21,039)
Foreign currency translation (nil tax applicable)					421		421

Total comprehensive loss					(20,618)	(629,697)	(650,315)
Contingent acquisition consideration				(308)			(308)
Share-based compensation (net of minority interest)			54,306	643,307			697,613
Warrant exercises				2,335			2,335
Warrants repurchased				(37,350)			(37,350)
Capital contributions				178			178
Shares repurchased				(7,697)			(7,697)
Distributions to principals and trustees						(118,354)	(118,354)
Dividends paid						(16,210)	(16,210)

Balance as of December 31, 2008	$6	$24	$(293,434)	$1,176,054	$(17,141)	$(1,241,758)	$(376,249)

The accompanying notes are an integral part of these combined and consolidated financial statements.

GLG PARTNERS, INC. AND SUBSIDIARIES

COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
(US Dollars in thousands)

	Years Ended December 31,
	2008	2007	2006

Cash Flows From Operating Activities
Net (loss)/ income	$(629,697)	$(310,508)	$157,876
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,907	2,257	1,874
Share based compensation	697,613	591,901	—
FX movements on cash held in foreign currency bank accounts	21,072	6,667	(3,950)
Loss on disposal of investments	2,383	—	24
Minority interests	—	(31,162)	182
Cash flows due to changes in:
Fees receivable	347,671	(137,814)	(5,784)
Prepaid expenses and other assets	(2,234)	(6,661)	(16,559)
Rebates and sub-administration fees payable	5,027	1,911	3,710
Accrued compensation, benefits and profit share	(319,356)	178,586	41,556
Income taxes payable	(21,831)	12,372	3,382
Distributions payable	(70,501)	66,059	8,185
Accounts payable and other accruals	9,552	(1,661)	4,993
Other liabilities	34,673	10,992	5,100

Net cash provided by operating activities	77,279	382,939	200,589
Cash Flows From Investing Activities
Redemption of /(investment in) available-for-sale securities	7,204	(95,607)	—
Purchase of subsidiary	(2,500)	—	—
Transfer from/(to) restricted cash	10,751	(24,066)	—
Purchase of property and equipment	(7,906)	(5,215)	(4,704)

Net cash provided by/(used in) investing activities	7,549	(124,888)	(4,704)
Cash Flows From Financing Activities
Dividends	(16,210)	—	—
Repayment of loan	—	(13,000)	—
Proceeds from loans	—	570,000	—
Net cash outflow from Freedom acquisition	(308)	(314,943)	—
Warrant exercises	2,335	39,035	—
Warrant repurchases	(37,350)	(45,557)	—
Share repurchases	(7,697)	—	—
Capital contributions	178	—	914
Distributions to principals and trustees	(118,354)	(330,972)	(165,706)

Net cash used in financing activities	(177,406)	(95,437)	(164,792)
Net (decrease)/increase in cash and cash equivalents	(92,578)	162,614	31,093
Effect of foreign currency translation on cash	(20,649)	(6,340)	5,794
Cash and cash equivalents at beginning of period	429,422	273,148	236,261

Cash and cash equivalents at end of period	$316,195	$429,422	$273,148

Supplementary cash flow disclosure
Interest paid	$(25,224)	$(6,521)	$(766)
Income taxes paid	$(36,062)	$(51,628)	$(22,754)
Non-cash financing activities:
Non-cash net assets/ liabilities of acquired subsidiaries	$—	$16,979	$—

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

The Company is a U.S.-listed asset management company based in London which offers its clients a broad range of alternative and traditional investment products and account management services. The Company’s primary business is to provide investment management advisory services for various investment funds and companies (the “GLG Funds”). The Company derives revenue primarily from management fees and administration fees charged to the GLG Funds and accounts it manages based on the value of assets in these funds and accounts, and performance fees charged to the GLG Funds and accounts it manages based on the performance of these funds and accounts.

The Company operates in one business segment, the management of global funds and accounts. The Company uses a multi-strategy approach, offering over forty funds across, among other things, equity, credit convertible and emerging markets products. The Company does not own a substantive controlling interest in any of the GLG Funds it manages and as a result none of the GLG Funds are combined or consolidated by the Company.

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

Prior to the Acquisition, GLG comprised all of the entities (the “GLG Entities”) engaged in the provision of investment management advisory services under the common control or management of the three managing directors of GLG, Noam Gottesman, Pierre Lagrange and Emmanuel Roman (the “Principals”) and the respective trustees of trusts established by the Principals, being Leslie J. Schreyer in his capacity as trustee of the Gottesman GLG Trust, G&S Trustees Limited, in its capacity as trustee of the Lagrange GLG Trust and Jeffrey A. Robins, in his capacity as trustee of the Roman GLG Trust (the “Trustees”). In particular, the GLG Entities combined up until the date of the Acquisition for the year ended December 31,2007 and, for the year ended December 31, 2006,, and consolidated from the date of the Acquisition in the financial statements are GLG Partners LP, GLG Partners Limited, GLG Holdings Limited, GLG Partners Asset Management Limited, GLG Partners Services LP, GLG Partners Services Limited, GLG Partners (Cayman) Limited, GLG Partners Corporation, GLG Partners International (Cayman) Limited, Laurel Heights LLP, Lavender Heights LLP, Mount Granite Limited, Mount Garnet Limited, GLG Holdings Inc., GLG Inc., Albacrest Corporation, Betapoint Corporation, Sage Summit Ltd., Knox Pines Ltd. and Liberty Peak Ltd.

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

Reclassifications

The company has retrospectively adjusted the presentation of its long term loan on the face of the balance sheet. The Company has a $530,000 liability under a 5-year amortizing term loan facility and a $40,000 5-year amortizing revolving credit facility which is fully drawn with the same syndicate of banks as the term loan facility. The revolving credit facility has been retrospectively disclosed as a current liability. The change has no effect on the statement of operations for periods disclosed. The Company has also reclassified related capitalized deferred finance charges of $5,268 from current to non-current assets in 2007.

In addition, the Company has also reclassified $6,667 in 2007 and $3,950 in 2006 from cash flows of operations to the effect of re-measurement of foreign currency denominated cash and equivalents in its Statement of Cash Flows.

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

The Company has determined that the GLG Funds that it manages are Variable Interest Entities per the guidance of FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46(R)”) in that the management contract cannot be terminated by a simple majority of unrelated investors. The Company has determined that it is not the Primary Beneficiary and so does not consolidate any of the GLG Funds. The Company earns substantially all of its revenue from the GLG Funds and managed accounts, as disclosed in Note 12. In addition, the Acquisition related cash compensation has been invested in two GLG Funds, and the Company’s results are exposed to changes in the fair value of these funds as disclosed in Note 7.

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

Prior to this acquisition, the Company consolidated GLG Holdings Inc. and GLG Inc. pursuant to the requirements of FASB Interpretation No. 46, Consolidation of Variable Interest Entities, since they were variable interest entities and the Company was the Primary Beneficiary. GLG Holdings Inc. is the holding company (and acts solely as a holding company) for GLG Inc., a dedicated research and administrative services provider based in New York. GLG Inc. provides dedicated research and administrative services to GLG Partners LP with respect to GLG’s U.S. focused investment strategies. The consolidated and combined total assets of GLG Holdings Inc. and GLG Inc. were $11,774 at December 31, 2007.

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

FA Sub 2 Limited Exchangeable Shares

Upon consummation of the Acquisition, Noam Gottesman and the Gottesman GLG Trust received, in exchange for their interests in GLG Entities, 58,904,993 exchangeable Class B ordinary shares of FA Sub 2 Limited (the “Exchangeable Shares”) and 58,904,993 shares of the Company’s Series A voting preferred stock (the “Series A preferred stock”), in addition to their proportionate share of the cash consideration.

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

Exchangeable Shares dividends of $0.025 per share in the aggregate amount of $1,473 were also declared payable on each of April 21, 2008, July 21, 2008 and October 21, 2008, to holders of the FA Sub 2 Limited Exchangeable Shares, who are entitled to dividends based on the number of shares of common stock of the Company into which the Exchangeable Shares are exchangeable (58,904,993). These Exchangeable Shares dividends are recorded as an expense within minority interest in the statements of operations.

In addition, the holders of the Exchangeable Shares will receive a cumulative dividend based on the Company’s estimate of the net taxable income of FA Sub 2 Limited allocable to such holders multiplied by an assumed tax rate of 42.803%. The cumulative dividend rights of the holders of the Exchangeable Shares are in excess of those of the Company’s common stockholders, and these rights are presented as an expense within minority interest in the condensed consolidated and combined statements of operations. The amount recorded in respect of the cumulative dividends for the years ended December 31, 2008 and 2007 were $414,761 and $2,723, respectively.

At the FA Sub 2 Limited level, the Exchangeable Shares have the same liquidation and income rights as other ordinary shareholders of FA Sub 2 Limited, and consequently the minority interest is calculated as the Exchangeable Shareholder’s proportionate share of net assets. The share of losses not borne by the holders of the Exchangeable Shares was 83,995 and $49,393 for the years ended December 31, 2008 and 2007, respectively, representing the excess of the share of losses over the minority book interest in the subsidiary.

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

Where a single-manager alternative strategy fund or internal Fund of Hedge Funds (“FoHF”) managed by the Company invests in an underlying single-manager alternative strategy fund managed by the Company, the “investing fund” is the top-level GLG Fund into which a client invests and the “investee fund” is the underlying GLG Fund into which the investing fund allocates funds for investment. When one of the single-manager alternative strategy funds or internal FoHFs managed by the Company invests in an underlying single-manager alternative strategy fund managed by the Company:

•	management fees are charged at the investee fund level, except in the case of the GLG Multi Strategy Fund where fees are charged at both the investee and investing fund levels;

•	performance fees are charged at the investee fund level, except in the case of the GLG Global Aggressive Fund where fees are charged at both the investee and investing fund levels, to the extent, if any, that the performance fee charged at the investing fund is greater than the performance fee charged at the investee fund level; and

•	administration fees are charged at both the investing and investee fund levels.

Due to the impact of foreign currency exposures on management and performance fees, the Company has elected to utilize cash flow hedge accounting to hedge a portion of its anticipated foreign currency denominated revenue. The effective portion of the hedge is recorded as a component of other comprehensive income and is released into management or performance fee income, respectively, when the hedged revenues impact the income statement. The ineffective portion of the hedge is recorded each period as derivative gain or loss in other income or other expense, respectively. See “— Derivatives and Hedging” for a further discussion of the Company’s foreign exchange hedging activities.

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

GLG PARTNERS, INC. AND SUBSIDIARIES

NOTES TO THE COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US Dollars in thousands, except per share amounts)

and managed accounts. The liability for variable compensation is a formulaic obligation calculated by reference to and payable following the crystallization of fee revenues at the end of each fee period, which may be monthly or semi-annually (on June 30 and December 31), depending on the fee revenue source.

•	Discretionary compensation — payments that are determined by the Company’s management in its sole discretion and are generally linked to performance. In determining such payments, the Company’s management considers, among other factors, the ratio of total discretionary compensation to total revenues; however, this ratio may vary between periods and, in particular, significant discretionary bonuses may still be paid in a period of low performance for retention and incentivization purposes. This discretionary compensation is paid to employees in the form of a discretionary bonus. Discretionary compensation is generally declared and paid following the end of each calendar year. However, the estimated discretionary compensation liability charge is adjusted monthly based on the year-to-date profitability and revenues recognized on a year-to-date basis. As the majority of funds crystallize their performance fees at June 30 and December 31, the majority of discretionary compensation expense crystallizes at year end and is typically paid in January following year end.

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

Profit allocations made to the LLPs by GLG Partners LP and GLG Partners Services LP make up substantially all of the LLPs’ net profits for each period. Members are entitled to a base limited partner profit share priority drawing, which is a fixed amount and paid as a partnership draw. Certain members are also entitled to a variable limited partner profit share priority drawing based on a fixed percentage of certain variable fee revenues attributable to such personnel with respect to GLG Funds and managed accounts, which are paid as a partnership draw. After year end, the managing members of the LLPs will declare discretionary allocations to the key personnel who participate in the limited partner profit share arrangement and who are LLP members from the remaining balance of the LLPs’ net profits, after taking into account the base and variable limited partnership profit share priority drawings, based on their view of those individuals’ contribution to the generation of these profits. These three components make up the limited partner profit share. This process will typically take into account the nature of the services provided to the Company by each key personnel, his or her seniority and the performance of the individual during the period. Profit allocations, net of any amounts paid during the year as priority partnership drawings, will typically be paid to the members in January and February following each year end.

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

Restricted Cash

Restricted cash represents cash held in escrow for the repayment of notes issued by one of the Company’s subsidiaries to pay a portion of the purchase price for the Acquisition. These notes are held by certain participants in the equity participation plan and are callable by the note holders on or after May 2, 2008 and consequently the restricted cash is held as current assets. While the loan note asset held by certain participants in the equity participation plan (subject to vesting) and the loan note liability of the subsidiary are held as current assets and liabilities, respectively, in the books and records of the entities, they are eliminated as intercompany balances on consolidation in the Company’s consolidated financial statements.

Investments

Investments represent available-for-sale investments in GLG Funds. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, such investment securities are classified as available-for-sale and are carried at fair value. Under SFAS No. 115, unrealized gains and losses, net of applicable tax, are reported in a separate component of stockholders’ equity until realized. Amortization, accretion, interest and dividends, realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income. For the purpose of computing realized gains and losses, the cost of securities sold is based on the specific-identification method. Investments in securities with maturities of less than one year or which management intends to use to fund current operations are classified as short-term investments.

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

In connection with the Acquisition, consideration of $150,000 in cash and 33 million shares of the Company’s common stock was paid to two consolidated limited partnerships under the equity participation plan to be paid/delivered to their members on the completion of the requisite vesting period, generally over 3 or 4 years. The first vested portion consisting of $30,000 of cash and 7,617,500 shares was paid or delivered to members on November 2, 2007 and recorded as compensation expense.

Of the remaining $120,000 of cash proceeds, $24,000 was awarded to certain members of the two limited partnerships in the form of loan notes from another subsidiary of the Company (and against which that subsidiary holds restricted cash in an escrow account, refer to restricted cash note), and $96,000 was invested by the two limited partnerships in two GLG Funds. As the partnerships are consolidated in the Company’s financial statements, changes in the fair value of the investments in the GLG Funds are recorded in other comprehensive income until such time as the investments are redeemed, when the portion of accumulated gains and loss attributable to the redeemed investments will be recorded as other income/(loss). During the year ended December 31, 2008, $10,751 was redeemed from the escrow account and $7,204 was redeemed from the investments in GLG Funds to meet vesting requirements.

The remaining 25,382,500 shares of common stock held by the limited partnerships (21,418,568 shares at balance sheet date following vesting during 2008 of 3,963,932 shares) are treated for accounting purposes as

GLG PARTNERS, INC. AND SUBSIDIARIES

NOTES TO THE COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US Dollars in thousands, except per share amounts)

treasury stock at the acquisition date fair value of $13.70 against additional paid in capital, which are expected to reduce to zero over 4 years as the shares are delivered to members as they complete the requisite service period for vesting. The Company records compensation expense for these shares in accordance with EITF 96-18, as the members have been determined by the Company to be non-employees.

The Company also records compensation expense for the $150,000 cash portion of the award over the vesting period adopting the same recognition method as for the share based awards. Additional compensation (or reduction in compensation as appropriate) is also recognized for changes in fair value of the investments and interest earned on the loan notes to the extent that compensation has also been earned on the underlying principal amount, irrespective of whether the unrealized gain or loss has been recorded in other comprehensive income in the Company’s statements of operations.

As the investments are equity investments that are marketable securities and are not held for trading purposes, the Company has classified the investments as available for sale securities in accordance with SFAS 115.

Property and Equipment

Property and equipment consists of furniture, fixtures, equipment, computer hardware and software, and leasehold improvements and are recorded at historic cost less accumulated depreciation and amortization. Depreciation is recognized on a straight-line basis over the estimated useful lives as follows:

Useful Lives

Furniture and equipment	5 years
Leasehold Improvements	10 years or remaining lease term, whichever is shorter
Internally developed software	Estimated period of expected benefit

The Company has capitalized certain internally developed software in accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Capitalized costs include direct external costs, payroll and payroll related costs.

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

Foreign Currency Transactions and Translations

Transactions denominated in currencies other than the functional currency of the related entity are recorded by remeasuring into the functional currency of the related entity using the exchange rate on the date of the transaction. At the dates of the combined and consolidated balance sheets, monetary assets and liabilities, such as receivables and payables, are reported using the period-end spot foreign exchange rates. Foreign exchange rate differences are recorded in the combined and consolidated statements of operations within other income.

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

GLG PARTNERS, INC. AND SUBSIDIARIES

NOTES TO THE COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US Dollars in thousands, except per share amounts)

Comprehensive Income

Comprehensive Income consists of Net income and Other comprehensive income. The Company’s Other comprehensive income is comprised of cumulative translation adjustments, changes in fair value of available-for-sale investments and the effects of foreign currency cash flow hedges.

Interest Income, net

Interest income and expense are recognized on an accrual basis.

Equity-Based Compensation

Effective January 1, 2006, the Company, adopted SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”) using the modified prospective method. Under SFAS 123(R), the fair value of equity-based compensation must be recognized as an expense in the statements of operations over the requisite service period of each award. The Company uses the accelerated graded vesting attribution method to amortize such compensation. There were no equity-based awards prior to the Acquisition on November 2, 2007 and therefore the adoption of SFAS 123(R) did not have a material impact on the combined financial statements prior to the Acquisition.

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

While under reverse acquisition accounting share capital and earnings per share information is retrospectively restated for all prior periods (i.e., shares paid to GLG shareowners on consummation of the Acquisition are regarded as having been issued from the beginning of the first comparative period presented), for SFAS 123(R) purposes compensation expense is recorded from the date of the Acquisition.

The participants in the limited partner profit arrangements in each instance either (1) provide services as partners of Laurel Heights LLP, an English limited liability partnership, (2) provide services as partners of Lavender Heights LLP, a Delaware limited liability partnership, (3) are partners of GLG Partners Services LP, a Cayman Islands limited partnership, but do not provide services to such limited partnership, or (4) a combination of the above. In all of the above circumstances, as partners, the individuals have capital interests and profit interests in a partnership and are partners, not employees, under the applicable partnership laws of the relevant jurisdiction.

For accounting purposes the Company has determined:

•	that the individuals do not meet the definition of employee as described in Appendix E of SFAS 123(R) and, therefore, the awards must be accounted for under the provisions of EITF 96-18.

GLG PARTNERS, INC. AND SUBSIDIARIES

NOTES TO THE COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US Dollars in thousands, except per share amounts)

•	that the individuals are treated for UK tax purposes as being self-employed rather than employees under the applicable UK standard, which is substantially equivalent to IRS Revenue Ruling 87-41, and consequently the partners have been determined to be non-employees for the purposes of SFAS 123(R).

The non-Principal senior management and other key personnel who participate in the limited partner profit share arrangement include Simon White, the Company’s Chief Operating Officer, and Steven Roth, a senior investment professional. The Principals and the other Named Executive Officers of the Company (other than Mr. White) do not participate in the limited partner profit share arrangement.

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

The Company accounts for uncertain tax positions in accordance with the provision of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose uncertain tax positions that the company has taken or expects to take on a tax return. Accordingly, the Company reports a liability for unrecognized tax benefits resulting from tax positions taken or expected to be taken in a tax return. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. The adoption on January 1, 2007 of FIN 48 did not have a material impact on our combined and consolidated financial statements.

Distributions

Distributions by the Company to Principals and Trustees are recognized as declared.

For periods prior to the Acquisition, distributions were made to the Principals and, during their time with GLG, certain former principals, Jonathan Green and Philippe Jabre, who, together with Lehman Brothers, collectively at various times during the prior five year period were the owners of the GLG business. The distributions to the Principals and former principals included distributions to the Trustees and trustees of their related trusts established for the benefit of each Principal or former principal and his family. These distributions were recorded in accordance with the Company’s accounting policies as distributions to owners and not compensation. During 2006 and 2007, each of the Principals and former principals had annual salaries and benefits of approximately $4,100 to $4,700 each pursuant to employment agreements with GLG entities, which were treated as compensation. The distributions related to their ownership interests in certain GLG entities and were amounts in excess of salaries and benefits received pursuant to employment agreements. Pursuant to an agreement with Lehman Brothers, a minority GLG shareowner, any amounts paid to the Principals, Trustees, and the former principals and their respective trustees (as a group) in excess of the compensation under the employment agreements were treated as distributions to owners. In addition, in the event of a departure from GLG, a former principal and his related trustee received a declining percentage of profits distributions consistent with his reduced retained ownership percentage, notwithstanding that he would no longer be providing services to the GLG business. Once paid, the distributions were not subject to recapture or forfeiture.

GLG PARTNERS, INC. AND SUBSIDIARIES

NOTES TO THE COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US Dollars in thousands, except per share amounts)

Distributions to Principals and Trustees also include certain formulaic distributions paid as part of the Acquisition close as described in Note 3.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS 160 is effective prospectively, except for certain retrospective disclosure requirements, for fiscal years beginning after December 15, 2008. This statement will be effective for the Company beginning in 2009. As described above, the primary impact of the statement will be the reclassification of minority interests from liabilities to stockholders’ equity and their re-labeling as “non-controlling interests”. In addition, presently under ARB No. 51, non-controlling interests only share in losses to the extent that they have available equity to absorb losses. Under SFAS 160 the non-controlling interests will prospectively fully share in losses as well as profits, even if there is no contractual obligation to fund losses. Prior period statements of operations will be retrospectively re-presented to conform to the disclosure requirements of the standard.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141R, Business Combinations (“FAS 141R”) which replaces FAS No. 141 and establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. FAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption of FAS 141R is prohibited. As at December 31, 2008 the Company had capitalized $1,300 for acquisition costs arising from in progress acquisitions. On transition to FAS 141R, these costs will be retrospectively taken to the statement of operations. The company will additionally assess the impact of FAS 141R in the event it enters into a business combination for which the expected acquisition date is subsequent to the required effective date.

SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which became effective for the Company on January 1, 2008, established a framework for measuring fair value, while expanding fair value measurement disclosures. SFAS No. 157 established a fair value hierarchy that distinguishes between independent observable inputs and unobservable inputs based on the best information available. SFAS No. 157 expands disclosures about the use of fair value to measure assets and liabilities, the effect of these measurements on earnings for the period, and the inputs used to measure fair value. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-1 to exclude SFAS No. 13, Accounting for Leases, and its related interpretive accounting pronouncements that address leasing transactions, from the scope of SFAS No. 157. In February 2008, the FASB also issued FSP FAS 157-2 to allow entities the option to defer the effective date of SFAS No. 157 for non-financial assets and liabilities, except for those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until January 1, 2009. The Company will apply the fair value measurement provisions of SFAS No. 157 to its non-financial assets and liabilities effective January 1, 2009. The January 1, 2008 adoption of the other provisions of SFAS No. 157 had no impact on retained earnings and is not expected to have a material impact on the Company’s results of operations and financial condition. On October 10, 2008, the FASB issued FSP FAS 157-3, Determining Fair Value in a Market That Is Not Active (“FSP FAS 157-3”), which is effective upon issuance and which clarifies the application of

GLG PARTNERS, INC. AND SUBSIDIARIES

NOTES TO THE COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US Dollars in thousands, except per share amounts)

SFAS No. 157 in an inactive market without changing its existing principles, to help constituents measure fair value in markets that are not active. The Company adoption of FSP FAS 157-3 did not have a material impact on the Company’s results of operations or financial condition.

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

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, “Earnings per Share.” Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. All prior-period earnings per share data presented shall be adjusted retrospectively. Early application is not permitted. The adoption of FSP EITF 03-6-1 is not expected to have a material impact on the Company’s results of operations or financial condition.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities. FSP No. FAS 140-4 and FIN 46(R)-8 requires enhanced disclosures about transfers of financial assets and interests in variable interest entities. The FSP is effective for interim and annual periods ending after December 15, 2008. Since the FSP requires only additional disclosures concerning transfers of financial assets and interests in variable interest entities, adoption of the FSP will not affect the Company’s financial condition, results of operations or cash flows.

Net (Loss)/ Income per share of Common Stock

The Company calculates net income per common stock in accordance with SFAS No. 128, Earnings Per Share.

The Company calculated diluted earnings per share for all periods using the if-converted method for all participating securities. For the years ended December 31, 2007 and 2008 the Exchangeable Shares were excluded from the calculation of diluted earnings per share as they were anti-dilutive.

The Company applied the two-class method for determining basic earnings per share for the post acquisition period. The Exchangeable Shares, which are participating securities, were excluded from the calculation as their inclusion would be anti-dilutive. In addition, the holders of the Exchangeable Shares participate equally with ordinary shareholders in the liquidation preferences of FA Sub 2 Limited, but have neither a liquidation interest in GLG Partners, Inc. nor any obligation to fund losses in either FA Sub 2 Limited or GLG Partners, Inc. Consequently, the Company believes it is appropriate to apply the guidance in Issue 5 of EITF 03-6 in respect of the post-Acquisition period and exclude the Exchangeable Shares from the calculation of basic earnings per share.

GLG PARTNERS, INC. AND SUBSIDIARIES

NOTES TO THE COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US Dollars in thousands, except per share amounts)

	Years Ended December 31,
	2008	2007	2006

Net (loss)/income applicable to common stockholders	$(629,697)	$(310,508)	$157,876
Weighted-average common stock outstanding (in thousands), basic	212,225	147,048	135,712
Net income per share applicable to common stockholders — basic	$(2.97)	$(2.11)	$1.16

	Years Ended December 31,
	2008	2007	2006

Net (loss)/income applicable to common stockholders	$(629,697)	$(310,508)	$157,876
Weighted-average common stock outstanding (in thousands), basic	212,225	147,048	135,712
Inclusion of Exchangeable Shares using if-converted method	—	—	57,905

Weighted-average common stock outstanding (in thousands), diluted	212,225	147,048	194,617

Net income per share applicable to common stockholders — diluted	$(2.97)	$(2.11)	$0.81

The following common stock equivalents have been excluded from the computation of weighted-average stock outstanding used for computing diluted earnings per share as of December 31, 2008, 2007 and 2006 as they would have been anti-dilutive:

	Years Ended December 31,
	2008	2007	2006

Common stock held in Treasury (See Note 9)	21,418,568	25,382,500	25,382,500
FA Sub 2 Limited Exchangeable Shares	58,904,993	58,904,993	—
Common stock awarded in connection with share-based compensation arrangements	7,659,833	6,397,000	6,397,000
Sponsors’ Warrants	4,500,000	4,500,000	—
Co-investment Warrants	5,000,000	5,000,000	—
Public Warrants	32,984,674	42,132,613	—

	130,468,068	142,317,106	31,779,500

In addition to the above, there were 12,000,003 Founders Warrants that are only exercisable if and when the last sales price of the Company’s common stock exceeds $14.25 per share for any 20 trading days within a 30-trading day period beginning 90 days after November 2, 2007.

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

The Company acquired $505,698 of net current assets from Freedom Acquisition Holdings, Inc. (“Freedom”) in the Acquisition. In addition, the founders of Freedom made a further $50,000 co-investment in the Company concurrent with the closing of the Acquisition and the Company incurred $38,277 of Acquisition-related expenses. These amounts were recognized within additional paid-in capital on the Company’s balance sheets. The cash consideration paid to the former GLG shareowners in the Acquisition, other than $150,000 allocated to participants in the equity participation plan, was accounted for as an $850,000 decrease in additional paid-in capital on the Company’s balance sheet. The effect of these amounts, net of allocations to minority interest holders was an adjustment of $(267,660) to additional paid in capital.

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

On each of the following adjustment dates after the closing: (1) 10 business days after the closing, (2) January 31, 2008, and (3) 10 business days after receipt by the Buyers’ Representative under the Purchase Agreement of the audited financial statements of the Company for fiscal year 2007, the aggregate purchase price paid for GLG was subject to a possible adjustment on a dollar-for-dollar basis, to the extent the net cash amount of GLG as of the closing date was higher or lower than a specified baseline amount. GLG authorized pre-Acquisition distributions (“formulaic distributions”) in the aggregate amount that represents the purchase price adjustment that would have been attributable to the GLG shareowners but for the declaration of such distributions. In aggregate, $118,354 was distributed during 2008 in respect of such formulaic distributions.

GLG PARTNERS, INC. AND SUBSIDIARIES

NOTES TO THE COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US Dollars in thousands, except per share amounts)

4.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following assets, net of related depreciation and amortization:

	Years Ended December 31,
	2008	2007

Furniture and Fixtures, net	$570	$778
Computer and Equipment, net	3,914	2,572
Capitalized computer software costs, net	4,025	—
Leasehold Improvements, net	3,362	3,674
Other assets, net	2,205	2,055

	$14,076	$9,079

Accumulated depreciation and amortization totaled $11,505, and $12,374 as of December 31, 2008 and 2007, respectively. Depreciation and amortization expenses totaled $2,907, $2,257 and $1,874, for the years ended December 31, 2008, 2007 and 2006, respectively. During 2008 the company amortized $167 in respect of capitalized computer software costs.

5.	CREDIT FACILITY

The Company had $530,000 outstanding at December 31, 2008 under a 5-year amortizing term loan facility, of which the first principal payment is due in the second half of 2011. The Company also had a $40,000 5-year revolving credit facility which is fully drawn with the same syndicate of banks as the term loan facility. The Company is current on all required payments related to these two loan facilities and is in compliance with all financial and other covenants as of December 31, 2008.

The financial covenants require that the Company has fee paying AUM (approximately equal to disclosed gross AUM) on December 31, 2008 of $15,000,000 (which is tested annually and increases $500,000 per year until 2012) and that it maintains at the end of each fiscal quarter a leverage ratio of not more than 4.5:1 calculated on the basis of adjusted earnings before interest, taxes, depreciation and amortization (as defined in the Company’s credit agreement for the loan facilities) on a last twelve months basis. The Company is in compliance with these financial covenants as of December 31, 2008 with a leverage ratio of 2.3:1 and fee paying AUM of approximately $16,000,000. Factors affecting the Company’s ability to comply with these covenants include: the performance of the GLG Funds prior to the end of each relevant measurement period, future net redemptions, currency movements — principally Euro versus the U.S. dollar — and the level of compensation and general and administration expenses. In addition, the Company believes that there are a number of options available to it to maintain compliance with the above covenants, should the risk of compliance increase, including: obtaining a debt covenant waiver, strategic acquisitions that would increase fee paying AUM and/or earnings, scaling down its cost infrastructure and reducing debt levels through the use of free cash or from the proceeds of the issuance of additional equity. The credit agreement also includes restrictive covenants which, among other things, restrict the Company’s ability to incur additional indebtedness.

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

	Capital		Interest
	2008	2007	2008

Average interest rate for the period			4.25%
Interest rate of December 31, 2008			1.55%
Scheduled principal payments for long-term borrowings at December 31, 2008 are as follows:
2009	$—	$—	$8,328
2010	$—	$—	$8,328
2011	$265,000	$265,000	$6,576
2012	$265,000	$265,000	$2,065
Thereafter	$—	$—	$—

	$530,000	$530,000	$25,297

Deferred financing costs represent costs incurred in connection with the credit facilities and are amortized into interest expense over the term of the related credit facility. These are reported within prepayments and other assets. Unamortized amounts at December 31, 2008 and December 31, 2007 were $5,239 and $6,599, respectively. Deferred financing fees amortized to interest expense for fiscal years 2008, 2007 and 2006 were $1,400, $228, and $0, respectively.

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

In Progress Acquisition

On December 19, 2008 the Company entered into an agreement with Société Générale Asset Management to acquire Société Générale Asset Management UK (“SGAM UK”), Société Générale’s UK long — only asset management business, for £4,500,000 ($6,469) cash. The transaction is expected to close at the end of March 2009.

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

Operating Leases

The Company has annual commitments under non-cancellable operating leases for office space located in London, UK, George Town, Cayman Islands, Geneva, Switzerland and New York, US which expire on various dates through 2018. The minimum future rental expense under these leases is as follows:

Year Ended December 31,

2009	$10,489
2010	$10,518
2011	$10,259
2012	$10,259
2013	$10,285
Thereafter	$46,131

$97,941

Rent and associated expenses are recognized on a straight-line basis during the years ended December 31, 2008, 2007 and 2006 were $14,556, $10,799, and $7,485, respectively.

7.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Investments at fair value include available for sale investments in listed GLG Funds, both of which are Funds of Hedge Funds. These investments are valued at the final Net Asset Value (“NAV”) as calculated by the fund’s administrator and published by the relevant exchange. During 2008, gates and suspensions were

GLG PARTNERS, INC. AND SUBSIDIARIES

NOTES TO THE COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US Dollars in thousands, except per share amounts)

imposed on a number of GLG Funds representing approximately 17% of the Fund of Funds holdings, and the GLG MultiStrategy Fund was suspended. Consequently no published NAV is available for this fund. Due to the unavailability of a publicly quoted NAV, the Company has determined to reclassify its investments in GLG Funds as level 3 until such time as gates are removed and suspensions lifted. The funds continue to be valued at the NAV as calculated by the Fund’s administrators. The funds administrators continue to calculate the NAV using the same methodology for determining the fair value of the funds. This NAV, and the associated fair values of underlying investments, have been reviewed by the Funds’ Independent Pricing Committee.

Other assets include the fair value of foreign exchange derivatives, which are valued at quoted forward prices from foreign exchange counterparties and discounted to present value using prevailing risk free rates for the Company’s functional currency.

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value as of December 31, 2008, which are classified as “Non-current assets”:

		Fair Value Measurements
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)

Assets
Available for sale investments	$65,484	—	—	$65,484

Other assets (financial derivatives)	$42	—	$42	—

Available for Sale investments
Opening Balance January 1, 2007			$201
Gain recorded in other income			56
Purchase of investments in GLG Funds			95,607
Unrealized Gains recorded in other comprehensive income			244

Closing Balance December 31, 2007			$96,108

Opening Balance January 1, 2008			$96,108
Change in unrealized losses recorded in other comprehensive income			(21,039)
Redemption proceeds			(7,204)
Realized loss on redemption recorded in other income			(2,383)
Transfer to Level 3			(65,484)	$65,484

Closing Balance December 31, 2008			$—	$65,484

Total unrealized gains in investments — 2007			$244

Total unrealized losses in investments — 2008				$(20,795)

GLG PARTNERS, INC. AND SUBSIDIARIES

NOTES TO THE COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US Dollars in thousands, except per share amounts)

The fair values of financial instruments (cash and other short term payables and receivables) is approximated by the carrying amount due to the short maturity of those instruments. Unrealized losses in GLG Funds at December 31, 2008 are as follows:

	GLG	GLG Global	Other Seed
	Multi-Strategy	Opportunities	Capital
	Fund	Fund	Investments	Total

Investment at cost	$16,539	$69,563	$177	$86,279
Unrealized loss	(4,994)	(15,794)	(7)	(20,795)

	$11,545	$53,769	$170	$65,484

The GLG Multi-Strategy Fund and GLG Global Opportunity Fund have been in a continuous loss making position for less then 12 months.

Management believes that the above impairments in value are temporary due to: the duration of the impairment is less than 12 months and a majority of the impairment was caused in the last 6 months of 2008 in relation to the deterioration of the global equity markets, the investments are in internal fund of hedge funds products of which the underlying investments are within a number of GLG Funds thereby significantly diversifying the investment risk related to a single name, region or industry, and the investment performance of the GLG Multi-Strategy Fund and GLG Global Opportunity Fund has been consistently positive since inception.

8.	DERIVATIVES AND HEDGING

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

GLG PARTNERS, INC. AND SUBSIDIARIES

NOTES TO THE COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US Dollars in thousands, except per share amounts)

The Company hedged €35,000,000 of monthly management fee receivables from June to November 2008 with a final settlement date of December 10, 2008. For the year ended December 31, 2008, the fair value of financial instruments has been recorded as follows:

	Years Ended
	2008	2007

Fair Value of Derivative Financial Instruments — designated in a cash flow hedge relationship at end of period (included in Other Assets)	$42	—

Total Fair Value of Derivative Financial Instruments (included in Other Assets)	$42	—

Fair values are allocated as follows:
Statement of Changes in Equity:
Gain recorded in other comprehensive income in period — cash flow hedges	3,905	—
Gain reclassified from other comprehensive income to other income	(3,905)	—

Total gain carried forward in Other Comprehensive Income	—	—
Statement of Operations:
Decrease in Performance Fees — effective portion of hedge reclassified from other comprehensive income	(178)	—
Increase in Management Fees — effective portion of hedge reclassified from other comprehensive income	4,083	—

Total amount reclassified from other comprehensive income	3,905	—
Decrease in Other income (ineffective portion of hedge and excluded from effectiveness assessment)	(228)	—

Total impact on Statement of Operations	3,677	—

Total impact on Comprehensive Income	$3,677	—

9.	STOCKHOLDERS’ (DEFICIT)/ EQUITY

Common Stock

The Company’s authorized capital stock consists of 1,000,000,000 shares of common stock, par value $0.0001 per share, and 150,000,000 shares of preferred stock, par value $0.0001 per share, of which 58,904,993 shares are designated and issued as Series A voting preferred stock.

On November 2, 2007, the Company in connection with the Acquisition issued 171,083,976 shares of common stock including:

•	9,989,000 shares of common stock to be issued for the benefit of the Company’s employees, service providers and certain key personnel under the Restricted Stock Plan;

•	25,382,500 shares of common stock held by subsidiaries of the Company to be issued in connection with the Equity Participation Plan (see Note 11).

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

GLG PARTNERS, INC. AND SUBSIDIARIES

NOTES TO THE COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US Dollars in thousands, except per share amounts)

The following transactions occurred in the common stock of the Company during 2008:

Number of Shares

Common stock outstanding at December 31, 2007	244,730,988
Warrants exercised	2,147,939
Shares repurchased	(1,498,494)
Shares issued under share plan awards	3,206,075
Cancellation and replacement of stock previously issued under share-based compensation arrangements with equivalent restricted stock obligations	(1,545,500)
Stock forfeited and cancelled under share-based compensation arrangements	(1,256,618)

Common Stock outstanding at December 31, 2008	245,784,390

At December 31, 2008 the Company had 245,784,390 shares of common stock issued, including 21,418,568 shares of treasury stock held by subsidiaries to be issued to limited partners under the Equity Participation Plan (see Note 11). During the year the Company cancelled 1,545,500 shares that had been awarded to certain service providers — the awards will continue to vest according to the original grant schedule but shares will not be issued until the vesting conditions are satisfied. On November 2, 2008, 315,625 shares were issued in order to satisfy vesting grant obligations. During the course of the year a further 410,500 of these awards were forfeited, resulting in a year end reserve of 819,375 unissued non-vested stock obligations in addition to the issued and outstanding common stock.

On February 25, June 16 and September 26, 2008 dividends of $0.025 per share of common stock was declared to holders of record. Total dividends of $16,210 were recognized in 2008 after charging dividends on shares expected to be forfeited to operating expense.

Series A Preferred Stock

The holders of the Company’s Series A preferred stock have one vote per share and the right, together with the holders of common stock voting as a single class, to vote on the election of directors and all other matters requiring stockholder action. In addition, the holders of Series A preferred stock have a separate right to vote as a single class on (1) amendments to the certificate of incorporation that effect a division or combination of common stock unless such amendment proportionately divides or combines the Series A preferred stock, (2) the declaration of any dividend or distribution on common stock (other than in connection with a dissolution and liquidation) in shares of common stock unless a proportionate dividend or distribution is declared on the Series A preferred stock, and (3) a division or subdivision of Series A preferred stock into a greater number of shares of Series A preferred stock or a combination or consolidation of Series A preferred stock.

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

GLG PARTNERS, INC. AND SUBSIDIARIES

NOTES TO THE COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US Dollars in thousands, except per share amounts)

Warrants

Public Stockholders’ Warrants

In connection with its initial public offering, the Company issued 52,800,000 warrants to purchase common stock to the public as part of units (comprising one share of common stock and one public stockholders’ warrant). As of December 31, 2008, 32,984,674 public stockholders’ warrants were outstanding. The warrants were exercisable beginning December 21, 2007 and will expire on December 28, 2011.

Each public stockholders’ warrant entitles the holder to purchase one share of common stock at a price of $7.50 per share, subject to adjustment upon certain events, including a stock dividend, or the Company’s recapitalization, reorganization, merger or consolidation.

Beginning December 21, 2007, the Company may call the warrants for redemption with at least 30 days’ prior written notice at a price of $0.01 per warrant if, and only if, the reported last sale price of the Company’s common stock equals or exceeds $14.25 per share for any 20 trading days within a 30-trading day period ending on the third business day prior to the notice of redemption to warrant holders.

During 2008, 2,147,939 warrants were exercised and 7,000,000 were repurchased.

Founders’ Warrants

Prior to its initial public offering, the Company issued 12,000,003 warrants to purchase its common stock to its founders as part of units (comprising one share of common stock and one founders’ warrant), all of which were outstanding as of December 31, 2008. The founders’ warrants are substantially similar to the public stockholders’ warrants discussed above, except that the founders’ warrants:

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

Sponsors’ Warrants and Co-Investment Warrants

In connection with its initial public offering, the Company issued 4,500,000 warrants to purchase common stock to the Company’s sponsors, all of which were outstanding as of December 31, 2008. In addition, in connection with the Acquisition, the sponsors acquired an additional 5,000,000 warrants to purchase common stock as part of the co-investment of $50,000 for 5,000,000 units in a private placement. The sponsors’ warrants and co-investment warrants have terms and provisions that are substantially similar to the public stockholders’ warrants, except that these warrants (including the common stock to be issued upon exercise of these warrants) are not transferable or salable by their holders or their permitted warrant transferees until one year after the closing of the Acquisition, except to certain permitted transferees. In addition, the sponsors’ warrants are non-redeemable so long as the sponsors or their permitted warrant transferees hold such warrants, while the co-investment warrants are subject to the same redemption provisions as those to which the public stockholders’ warrants are subject.

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

Founders’ Units

On July 20, 2006, the founders purchased an aggregate of 12,000,003 units (after giving effect to the Company’s reverse stock split and stock dividends) for an aggregate purchase price of $25,000. Each unit consisted of one share of common stock and one founders’ warrant.

Each of the founders agreed, subject to certain exceptions described below, not to sell or otherwise transfer any of its founders’ units, founders’ common stock or founders’ warrants (including the common stock to be issued upon exercise of the founders’ warrants) until November 2, 2008. Each of the founders was permitted to transfer its founders’ units, founders’ common stock or founders’ warrants (including the common stock to be issued upon exercise of the founders’ warrants) to certain permitted transferees.

The founders’ units, shares and warrants (1) held by founders are subject to the terms of letter agreements between each of the founders and Citigroup Global Market, Inc., as sole book running manager of the Company’s initial public offering, and (2) those held by sponsors are subject to certain restrictions on transfer pursuant to the terms of the founders agreement entered into among Noam Gottesman, as Sellers’ Representative, the Principals, Trustees and the sponsors, each of which provided that subject to certain exceptions, these shares and warrants could not be transferred until November 2, 2008.

Co-Investment Units

Immediately prior to the Acquisition, the sponsors and certain of their affiliates purchased in equal amounts an aggregate of 5,000,000 of the Company’s units at a price of $10.00 per unit for an aggregate purchase price of $50,000. Each unit consists of one share of common stock and one co-investment warrant. The sponsors did not receive any additional carried interest (in the form of additional units, common stock, warrants or otherwise) in connection with the co-investment.

Each of the sponsors has agreed, subject to certain exceptions described below, not to sell or otherwise transfer any of its co-investment units, co-investment common stock or co-investment warrants (including the common stock to be issued upon exercise of the co-investment warrants) for a period of one year from the date of the Acquisition. Each of the sponsors is permitted to transfer its co-investment units, co-investment common stock or co-investment warrants (including the common stock to be issued upon exercise of the co-investment warrants) to certain permitted transferees. The co-investment units, shares and warrants held by the Company’s sponsors and their permitted transferees are subject to (1) the terms of letter agreements between each of the sponsors and Citigroup Global Market, Inc., as sole book running manager of the Company’s initial public offering, and (2) certain restrictions on transfer pursuant to the terms of the founders agreement entered into among Mr. Gottesman, as Sellers’ Representative, the Principals, Trustees and the sponsors, each of which provides that subject to certain exceptions, these units, shares and warrants could not be transferred until November 2, 2008.

GLG PARTNERS, INC. AND SUBSIDIARIES

NOTES TO THE COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US Dollars in thousands, except per share amounts)

10.	ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income comprises the following components:

	Years Ended December 31,
	2008	2007	2006

Foreign currency translation	$3,654	$3,233	$2,906
Unrealized (losses)/gains on available for sale securities	(20,795)	244	—

Total accumulated other comprehensive income	$(17,141)	$3,477	$2,906

11.	SHARE-BASED COMPENSATION

For the year ended 31 December, 2008 the Company recorded $694,284 (2007: $591,901) share based compensation expense after recording related tax benefits of $3,334 (2007: nil) in respect of the following awards.

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

These limited partnerships distributed to the limited partners in the Equity Sub-Plan A, 25% of the aggregate amount allocated to the Equity Sub-Plan A members upon consummation of the Acquisition, and the remaining 75% will be distributed to the limited partners in three equal installments of 25% each upon vesting over a three-year period on the first, second and third anniversaries of the consummation of the Acquisition, subject to the ability of the general partners of the limited partnerships, to accelerate vesting. These limited partnerships will distribute to the limited partners in Equity Sub-Plan B, the aggregate amount allocated to the Equity Sub-Plan B members in four equal installments of 25% each upon vesting over a four-year period on the first, second, third and fourth anniversaries of the consummation of the Acquisition, subject to the ability of the general partners of the limited partnerships, to accelerate vesting. The unvested portion of such amounts will be subject to forfeiture in the event of termination of the individual as a limited partner prior to each vesting date, unless such termination is without cause after there has been a change in control of the Company after completion of the Acquisition or due to death or disability. Upon forfeiture, these unvested amounts will not be returned to the Company but instead to the limited partnerships, which may reallocate such amounts to their existing or future limited partners.

The equity portion of this plan has been accounted for in accordance with the provisions of EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or In Conjunction with Selling, Goods or Services” (“EITF 96-18”), which require that such equity instruments are recorded at their fair value on the measurement date, which date is typically upon the inception of the services

GLG PARTNERS, INC. AND SUBSIDIARIES

NOTES TO THE COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US Dollars in thousands, except per share amounts)

that will be performed, re-measured at subsequent dates to the extent the awards are unvested, and amortized into expense over the vesting period.

	Years Ended December 31,
	Weighted-Average		Weighted-Average
	Grant Date Fair		Grant Date Fair
Equity Participation Plan	Value	2008	Value	2007	2006

Compensation cost recognized in relation to share-based compensation		$(10,254)		$138,978	—

Nonvested shares at January 1 (in thousands)	$13.70	25,363	—	—	—
Granted	$4.60	12,856	$13.70	32,980	—
Vested	$13.70	(3,963)	$13.70	(7,617)	—
Forfeited	$13.70	(13,619)	—	—	—

Nonvested shares at December 31	$8.03	20,637	$13.70	25,363	—

Vesting Date fair value of shares vesting during year		$12,685		$104,360	—

Reduction in compensation expense arising from changes in fair value from grant date to reporting date		$69,995		$255	—

Total unrecognized compensation at period end over weighted-average remaining life of 1 year 6 months (2007: 1 year 11 months)		$35,317		$310,315	—

Restricted Stock Plan and Long-Term Incentive Plan

10,000,000 shares of common stock were authorized to be issued as part of the purchase price for the Acquisition, of which 8,119,000 have been allocated to employees, service providers and certain key personnel, subject to vesting (net of forfeitures), which may be accelerated under the Restricted Stock Plan. Any unvested stock awards will be returned to the Company.

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

GLG PARTNERS, INC. AND SUBSIDIARIES

NOTES TO THE COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US Dollars in thousands, except per share amounts)

Disclosures in accordance with SFAS 123(R) and EITF 96-18 are set forth below:

	Years Ended December 31,
	Weighted-Average		Weighted-Average
	Grant Date Fair		Grant Date Fair
Restricted Stock Plan and LTIP-Awards to Employees	Value	2008	Value	2007	2006

Compensation cost recognized in relation to share-based compensation		$51,129		$5,624	—

Nonvested shares at January 1 (in thousands)	$13.72	8,067	—	—	—
Granted	$8.13	1,306	$13.72	8,067	—
Transfer to non-employee	$13.70	(1,035)	—	—	—
Vested	$13.53	(2,288)	—	—	—
Forfeited	$13.70	(1,609)	—	—	—

Nonvested shares at December 31	$13.02	4,441	$13.72	8,067	—

Grant Date fair value of shares vesting during year		$30,923		$—	—

Total unrecognized compensation at period end over weighted-average remaining life of 1 year 11 months (2007: 2 years 2 months)		$44,032		$104,617	—

	Years Ended December 31,
	Weighted-Average		Weighted-Average
	Grant Date Fair		Grant Date Fair
Restricted Stock Plan and LTIP-Awards to Non-Employees	Value	2008	Value	2007	2006

Compensation cost recognized in relation to share-based compensation		$3,575	—	$2,584	—

Nonvested shares at January 1 (in thousands)	$13.72	2,400	$—	—	—
Granted	$5.47	1,796	$13.70	2,400	—
Transfer from employee	$13.70	1,035	—	—	—
Vested	$13.31	(924)	—	—	—
Forfeited	$13.70	(511)	—	—	—

Nonvested shares at December 31	$9.04	3,796	$13.70	2,400	—

Vesting Date fair value of shares vesting during year		$2,469		$—	—

Reduction in compensation expense arising from changes in fair value from grant date to reporting date		$20,994		$221

Total unrecognized compensation at period end over weighted-average remaining life of 1 year 2 months (2007: 2 years 2 months)		$4,422		$30,355	—

GLG PARTNERS, INC. AND SUBSIDIARIES

NOTES TO THE COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US Dollars in thousands, except per share amounts)

Agreement Among Principals and Trustees

In addition, the Principals and the Trustees have entered into an agreement among Principals and Trustees which will provide that, in the event a Principal voluntarily terminates his employment with the Company for any reason prior to the fifth anniversary of the closing of the Acquisition, a portion of the equity interests held by that Principal and his related Trustee as of the closing of the Acquisition will be forfeited to the Principals who are still employed by us and their related Trustees. Disclosures in accordance with SFAS 123(R) are set forth below:

	Years Ended December 31,
	Weighted-Average		Weighted-Average
	Grant Date Fair		Grant Date Fair
Agreement Among Principals and Trustees	Value	2008	Value	2007	2006

Compensation cost recognized in relation to share-based compensation		$653,163		$444,715	—

Nonvested shares at January 1 (in thousands)	$13.70	112,621	—	—	—
Granted	—	—	$13.70	136,510	—
Vested	$13.70	(22,524)	$13.70	(23,889)	—

Nonvested shares at December 31	$13.70	90,097	$13.70	112,621	—

Grant Date fair value of shares vesting during year	$13.70	$308,581	$13.70	$327,283	—

Total unrecognized compensation at period end over weighted-average remaining life of 2 years 7 months (2007: 2 years 10 months)		$772,309		$1,425,472	—

Estimation of Fair Value of share based compensation

SFAS 123(R) requires a company to estimate the compensation cost of share-based payment awards based on estimated fair values. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period. For awards with performance conditions, the Company makes an evaluation at the grant date and future periods as to the likelihood of the performance targets being met. Compensation expense is adjusted in future periods for subsequent changes in the expected outcome of the performance conditions until the vesting date. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. After due consideration, the Company has assumed a forfeiture rate of 12.5% for employees, service providers and key certain personnel awarded less than 100,000 shares and a 7.5% forfeiture rate for employees, service providers and key certain personnel awarded more than 100,000 shares. The Company amended this assumption from April 1, 2008 to a forfeiture rate of 10% per annum for restricted stock awards under the Restricted Stock Plan and the LTIP and share awards under the equity participation plan and from July 1, 2008 a forfeiture rate of 10% per annum for cash awards under the equity participation plan. Shares subject to the agreement among the principals and trustees continue to carry a zero forfeiture rate estimate. The impact of the change in forfeiture assumptions was to decrease compensation expense for the year ended December 31, 2008 by $7,660. These rates will continue to be regularly reviewed against actual forfeiture rates and adjusted where necessary. There are no assumed forfeitures for either the Equity Participation Plan or the Agreement among Principals and Trustees.

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

12.	NET REVENUES

Net management fees, net performance fees, net administration fees are derived as follows:

	Year Ended December 31,
	2008	2007	2006

Gross management fees	$366,503	$337,395	$224,548
Management fee rebates	(48,716)	(50,243)	(38,275)

Net management fees	$317,787	$287,152	$186,273

Gross performance fees	$109,817	$690,977	$402,512
Performance fee rebates	(2,300)	(12,315)	(7,772)

Net performance fees	$107,517	$678,662	$394,740

Gross administration fees	$91,891	$75,169	$42,532
Sub-administration fees	(22,746)	(10,945)	(7,718)

Net administration fees	$69,145	$64,224	$34,814

The Company is not able to collect comprehensive data on the geographical location of investors and, therefore, it is impracticable to provide a geographical analysis of revenues.

The Company earns substantially all its revenue from the management of alternative strategy, long-only and multi-strategy investment funds (the “GLG Funds”) and managed accounts. For the years ended December 31, 2008, 2007 and 2006, revenues from the alternative strategy GLG Funds represented 87%, 87% and 83% , respectively, of the Company’s consolidated revenues and revenues from the long-only GLG Funds represented 10%, 11% and 15%, respectively, of the Company’s consolidated revenues.

Of the alternative strategy GLG Funds, the GLG Alpha Select Fund and the GLG Emerging Market Fund in 2008 and GLG Market Neutral Fund, the GLG European Long-Short Fund and the GLG Emerging Markets Fund in 2007 and 2006 each represented 10% or more of the Company’s consolidated revenues. These GLG Funds represented approximately $149,300, $599,200 and $356,700 of the Company’s consolidated revenues for the years ended December 31, 2008, 2007 and 2006, respectively

13.	INCOME TAXES

The Company is subject to income tax of the countries (UK, Ireland and US) in which it conducts business. Since 2006, the income taxes charged geographically are as follows:

	Year Ended December 31,
	2008	2007	2006

UK Income Taxes	$16,626	$62,659	$28,767
Irish Income Taxes	190	465	313
US Income Taxes	(2,585)	876	145

	$14,231	$64,000	$29,225

GLG PARTNERS, INC. AND SUBSIDIARIES

NOTES TO THE COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US Dollars in thousands, except per share amounts)

The following table is a reconciliation of income taxes computed at the standard UK corporation tax rate to the income tax charge:

	Year Ended December 31,
	2008	2007	2006

Income (loss) before income taxes	$(596,287)	$(277,670)	$187,283
Tax credit (charge) at U.K. corporation tax rate (2008: 28.5%, 2007 and 2006: 30)%	169,942	83,301	(56,185)
Factors affecting charge:
Effect of overseas tax rate differences	33,713	53,415	27,557
Effect of Acquisition-related compensation expense	(215,644)	(191,723)	—
Effect of other disallowables and tax adjustments	(2,242)	(8,993)	(597)

Tax on profit	$(14,231)	$(64,000)	$(29,225)

Current tax expense	16,394	64,000	29,225

Deferred tax benefit	(2,163)	—	—

Effective Income Tax Rate	(2)%	(23)%	16%

Income tax decreased by $49,769 to $14,231 predominantly driven by an increase in loss before income taxes. We calculate the effective tax rate on profit before tax and certain non-tax deductible compensation expenses. For the year ended December 31, 2008, we recognized $756,646 of acquisition related compensation expenses, as compared to $639,077 for the year ended December 31, 2007. Our profit before tax and after adjusting for certain non-tax deductible compensation expenses was $113,769 and $361,408 for the 12 months ended December 31, 2008 and 2007, respectively. Our effective tax rate based on this measure was 12.5% and 17.7% for 2008 and 2007, respectively. This decrease between 2007 and 2008 in the effective tax rate was mainly due to a one time ability to carry back certain current year tax losses against prior year taxable income and reclaim tax paid. These rates are lower than the U.S. Federal rate of tax of 35% as our profits are predominantly in the UK and Cayman Islands which apply lower rates of tax.

The UK tax returns for certain GLG Entities for the year ended December 31, 2005, 2006 and 2007, based upon which the Company paid taxes of $24,551, $28,491, and $51,462 respectively are still subject to examination by the UK tax authorities.

As a result of adopting FIN 48 on January 1, 2007, unrecognized tax benefits at December 31, 2008 relate to U.S., state and foreign jurisdictions.

A reconciliation of the opening and closing amounts of unrecognized tax benefits are as follows:

	2008	2007

Unrecognized tax benefits at January 1	$8,462	$1,362
Overall increases to current period tax positions	1,371	7,100

Unrecognized tax benefits balance at December 31	$9,833	$8,462

In addition, the Company recognizes interest and penalties related to unrecognized tax benefits, in income tax expense. As of December 31, 2008, the Company had accrued interest of $699 related to these unrecognized tax benefits. No accrual has been made for penalties related to income tax positions. The unrecognized tax benefit is not expected to materially change over the next 12 months.

GLG PARTNERS, INC. AND SUBSIDIARIES

NOTES TO THE COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US Dollars in thousands, except per share amounts)

In total for the year ended December 31, 2008, the Company had accrued an additional $1,670 of amounts relating to unrecognized tax benefits that, if recognized, would reduce the effective tax rate by 0.3%.

The total deferred tax assets in respect of temporary differences amounted to $10,869, against which the Company recognized a valuation allowance of $8,676. This principally arises from share based compensation.

The Company conducts business globally and as a result, the Company and certain of its subsidiaries file income tax returns in the UK, US and Ireland with varying statutes of limitation. For the 2005 through to 2008 tax years, the Company and certain of its subsidiaries generally remain subject to examination by the respective taxing authorities in the relevant jurisdictions.

14.	EMPLOYEE BENEFIT PLANS

The Company provides a defined contribution plan for eligible employees in the UK. All UK employees are eligible to contribute to the plan after three months of qualifying service. The Company contributes a percentage of the employee’s annual salary, subject to UK statutory restrictions, on a monthly basis. For the years ended December 31, 2008, 2007 and 2006, the Company incurred expenses of $1,363, $1,361, and $1,049, respectively in connection with this plan.

15.	CONCENTRATION OF CREDIT RISK

The Company’s receivables relate to investment management, administration and performance fees receivable from GLG Funds and managed accounts. These fees are due upon determination by the administrator, and the fees are in preference to other creditors in the event of liquidation. Consequently, the Company does not have any material concentrations of credit risk.

16.	REGULATED ENTITIES

Certain GLG Entities are registered with, and subject to the capital requirements of, the UK Financial Services Authority, Cayman Islands Monetary Authority and Irish Financial Services Regulatory Authority. These entities have continuously operated in excess of their regulated capital requirements.

These regulatory capital requirements may restrict the Company’s ability to withdraw capital from its entities. At December 31, 2008, approximately $31,039 (2007: $65,500) of net assets of consolidated entities may be restricted as to the payment of distributions and advances.

17.	RELATED PARTIES

Transactions with Lehman Brothers

A subsidiary of Lehman Brothers Holdings Inc. owns 11.0% of the Company’s equity on a fully diluted basis.

Prior to October 30, 2007, the non-voting stock of a number of GLG Entities combined and consolidated in these financial statements were pledged to Lehman Brothers Bankhaus AG as security on loans to current and prior GLG Principals. The loans required that all dividends paid on the non-voting shares be applied to the repayment of the loans.

Prior to declaring bankruptcy, Lehman Brothers Holdings Inc. and its affiliates (collectively, “Lehman Brothers”) had acted as a broker, prime broker, derivatives counterparty and stock lending agent to certain of

GLG PARTNERS, INC. AND SUBSIDIARIES

NOTES TO THE COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US Dollars in thousands, except per share amounts)

the GLG Funds and managed accounts. The terms of these arrangements were similar to those of arrangements with other non-related parties.

Lehman Commercial Paper Inc. holds approximately $76,000 of the Company’s debt.

Lehman Brothers distributed GLG Funds through its private client sales force, and the Company rebates to Lehman Brothers, certain of the fees that it received from the GLG Funds in relation to these investments. The annual charge to the Company was $3,393, $5,456 and $3,842 in 2008, 2007 and 2006, respectively. The terms of these arrangements were similar to those of arrangements with other non-related parties.

Lehman Brothers also provided payroll services to the Company and provided the Company with disaster recovery support, such as office space. The annual charge to the Company was approximately $284, $100, and $76 in 2008, 2007, and 2006, respectively.

Since declaring bankruptcy, Lehman Brothers has ceased performing the above mentioned services.

Schreyer Consulting Agreement

Leslie J. Schreyer, who in his capacity as Trustee of the Gottesman GLG Trust is a member of the group of individuals that exercise common control over the GLG Entities, served as the general counsel and adviser of GLG Partners Services LP on a part-time basis under a consulting agreement. The consulting agreement was for a one year term, automatically renewed annually for an additional one-year term, unless terminated. The consulting agreement provided for an annual base salary of $1,500, of which $500 was paid in monthly installments and the balance was paid when bonuses are payable. Mr. Schreyer was also eligible to receive a bonus and other benefits, such as health insurance. Mr. Schreyer received total compensation of $0, $2,700 and $3,200 for 2008, 2007, and 2006, respectively from GLG Partners Services LP.

On November 2, 2007, the consulting agreement was terminated and Mr. Schreyer entered into an employment agreement with the Company.

Green Consulting Fee

Jonathan Green, a shareholder in the Company and a former principal of GLG, was paid a consulting fee of $0 for 2008, $0 for 2007 and $1,000 for 2006.

18.	SUBSEQUENT EVENTS

There were no reportable events subsequent to December 31, 2008.

GLG PARTNERS, INC. AND SUBSIDIARIES

NOTES TO THE COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US Dollars in thousands, except per share amounts)

19.	SELECTED QUARTERLY INFORMATION (UNAUDITED)

The following unaudited quarterly information includes, in management’s opinion, all the normal and recurring adjustments necessary to fairly state the results of operations and related information for the periods presented.

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008

Total net revenues and other income	$131,380	$188,810	$102,095	$72,706
Total expenses	(343,342)	(266,933)	(257,670)	(206,720)
Net loss applicable to common stockholders	(226,335)	(93,615)	(167,088)	(142,659)

Net loss per share — basic and diluted	(1.07)	(0.44)	(0.79)	(0.66)

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007

Total net revenues and other income	$73,007	$418,010	$102,572	$446,529
Total expenses	(57,266)	(268,544)	(71,850)	(922,478)
Net income/(loss) applicable to common stockholders	13,962	124,606	29,035	(478,111)

Net income/(loss) per share — basic	$0.10	$0.92	$0.21	$(2.65)

Net income/(loss) per share — diluted	$0.07	$0.64	$0.15	$(2.65)

GLG PARTNERS, INC.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED BALANCE SHEETS
(US Dollars in thousands, except share and per share amounts)

	As of December 31,
	2008	2007

ASSETS
Current Assets
Cash and cash equivalents	$322	$39,334
Advances to subsidiaries	6,258	15,979
Prepaid expenses and other assets	6,882	5,497

Total Current Assets	13,462	60,810
Non-Current Assets
Property and equipment (net of accumulated depreciation and amortization of $147)	528	610

Total Non-Current Assets	528	610

Total Assets	$13,990	$61,420

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Deficit of investments in subsidiaries, net	$384,527	$305,690
Accrued compensation and benefits	4,344	882
Income and franchise taxes payable	—	90
Accounts payable and other accruals	1,368	899

Total Current Liabilities	390,239	307,561

Total Liabilities	390,239	307,561
Stockholders’ Deficit
Common stock, $.0001 par value; 1,000,000,000 authorized, 245,784,988 issued and outstanding (2007: 244,730,988 issued and outstanding)	24	24
Series A voting preferred stock, $.0001 par value; 150,000,000 authorized, 58,904,993 issued and outstanding (2007: 58,904,993 issued and outstanding)	6	6
Additional paid in capital	1,176,054	575,589
Treasury stock	(293,434)	(347,740)
Accumulated and other comprehensive income	(17,141)	3,477
Accumulated deficit	(1,241,758)	(477,497)

Total Stockholders’ Deficit	(376,249)	(246,141)

Total Liabilities and Stockholders’ Deficit	$13,990	$61,420

The accompanying notes are an integral part of this condensed financial information.

GLG PARTNERS, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENT OF OPERATIONS
(US Dollars in thousands)

	Years Ended December 31,
	2008	2007	2006

Interest income, net	$56	$—	$—
Intercompany Revenue transfers	33	—	—

Total income	107	—	—

Expenses
Employee compensation and benefits	(161,689)	(103,598)	—
General, administrative and other	(7,891)	(238)	—

	(169,579)	(103,836)	—

Deficit from operations	(160,472)	(103,796)	—
Deficit before income taxes	(160,472)	(103,796)	—
Income taxes	3,653	657

Deficit before deficit in net income of subsidiaries	(165,819)	(103,139)	—
(Deficit)/interest in net income of subsidiaries	(463,878)	(207,369)	157,876

Net deficit	$(629,697)	$(310,508)	$157,876

The accompanying notes are an integral part of this condensed financial information.

GLG PARTNERS, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF CASH FLOWS
(US Dollars in thousands)

	Years Ended December 31,
	2008	2007	2006

Net cash used in operating activities	$(3)	$(2,474)	$—
Cash Flows From Investing activities		—	—
Dividends from subsidiaries	7,186	—	—
Acquisition of GLG Inc	(2,500)	—	—
Purchase of property and equipment	(65)	(610)	—

Net cash used in investing activities	4,621	(610)	—
Cash Flows From Financing Activities		—	—
Net cash inflow from Freedom Acquisition	—	48,940	—
Warrant exercises	2,335	39,035	—
Dividends paid	(16,210)	—	—
Share repurchases	(7,697)
Share issuance recharges to subsidiaries	15,290	—	—
Warrant repurchases	(37,350)	(45,557)	—

Net cash provided by financing activities	(43,632)	42,418	—
Net increase in cash and cash equivalents	(39,013)	39,334	—
Cash and cash equivalents at beginning of period	39,334	—	—

Cash and cash equivalents at end of period	$322	$39,334	$—

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

Reverse acquisition accounting requires that the condensed financial information presented is that of the accounting acquirer. As GLG represented the combination of entities under common control, no parent entity can be identified. As such, the condensed financial information presented for the pre-Acquisition period represents the interest in the GLG Entities of a notional GLG holding company. Stockholders’ equity has also been retroactively restated to include shares issued to the GLG Shareowners as consideration for the Acquisition as the issued capital for all periods presented.

The deficit on subsidiaries represents the Company’s share of the deficit of its consolidated subsidiaries on an equity accounted basis.

The condensed financial information for the years ended December 31, 2008, 2007 and 2006 is prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the disclosure of contingencies in the condensed financial statements. Management believes that the estimates utilized in the preparation of the condensed financial information are reasonable and prudent. Actual results could differ materially from these estimates.

2.	GUARANTEES

FA Sub 3 Limited, a subsidiary of the Company, has entered into a credit agreement providing it with: (i) a 5-year non-amortizing revolving credit facility in a principal amount of up to $40,000; and (ii) a 5-year amortizing term loan facility in a principal amount of up to $530,000. Proceeds of the loans were used to finance the purchase price for the Company’s acquisition of GLG, to pay transaction costs and to repay then-existing GLG indebtedness and for working capital and other general corporate purposes. The term loans and revolving loans are guaranteed by the Company and certain of its subsidiaries (including FA Sub 1 Limited, FA Sub 2 Limited and the GLG Entities, but excluding certain regulated GLG Entities) and will be secured by a first priority pledge of all notes and capital stock owned by FA Sub 3 Limited and the guarantors and a first priority security interest in all or substantially all other assets owned by FA Sub 3 Limited and the guarantors. The repayment schedule on the loan is as follows:

	Capital
	2008	2007

Scheduled principal payments for long-term borrowings at December 31, 2008 are
2009	$—	$—
2010	$—	$—
2011	$265,000	$265,000
2012	$265,000	$265,000
Thereafter	$—	$—

	$530,000	$530,000

3.	ADVANCES TO SUBSIDIARIES

As of December 31, 2008 and 2007, GLG Partners, Inc. had receivables from subsidiaries of $6,258 (2007: $15,979) related to the recovery of transaction costs incurred as part of the Acquisition.

EXHIBIT INDEX

Exhibit
No.	Description

2.1	Purchase Agreement dated June 22, 2007 by and among the Company, FA Sub 1 Limited, FA Sub 2 Limited and FA Sub 3 Limited, Jared Bluestein, as Buyers’ Representative, Noam Gottesman, as Sellers’ Representative, and the GLG equity holders party thereto, filed as Annex A to the Company’s Proxy Statement dated October 12, 2007 (File No. 001-33217), is incorporated herein by reference.
2.2	Amendment No. 1, dated as of March 4, 2008, to the Purchase Agreement, dated as of June 22, 2007, among the Company, Noam Gottesman (as Sellers’ Representative) and Jared Bluestein (as Buyers’ Representative), filed as Exhibit 2.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 001-33217), is incorporated herein by reference.
3.1	Restated Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-33217), is incorporated herein by reference.
3.2	Amended Bylaws of the Company, filed as Exhibit 3.5 to the Company’s amended Registration Statement on Form 8-A/A (File No. 001-33217), is incorporated herein by reference.
4.1	Specimen Certificate for Common Stock, par value $0.0001 per share, of the Company, filed as Exhibit 4.1 to the Company’s Post-Effective Amendment on Form S-3 to Registration Statement on Form S-1 (Registration No. 333-147865), is incorporated herein by reference.
4.2	Specimen Certificate for Series A Preferred Stock, par value $0.0001 per share, of the Company, filed as Exhibit 4.2 to the Company’s Post-Effective Amendment on Form S-3 to Registration Statement on Form S-1 (Registration No. 333-147865), is incorporated herein by reference.
4.3	Specimen Certificate for Public Warrants to Purchase Common Stock of the Company, filed as Exhibit 4.3 to the Company’s Post-Effective Amendment on Form S-3 to Registration Statement on Form S-1 (Registration No. 333-147865), is incorporated herein by reference.
4.4	Specimen Certificate for Private Warrants to Purchase Common Stock of the Company, filed as Exhibit 4.4 to the Company’s Post-Effective Amendment on Form S-3 to Registration Statement on Form S-1 (Registration No. 333-147865), is incorporated herein by reference.
4.5	Specimen Certificate for Units, each consisting of one share of Common Stock and one Warrant, of the Company, filed as Exhibit 4.5 to the Company’s Post-Effective Amendment on Form S-3 to Registration Statement on Form S-1 (Registration No. 333-147865), is incorporated herein by reference.
4.6	Amended and Restated Warrant Agreement dated as of December 21, 2006 between Continental Stock Transfer & Trust Company and the Company, filed as Exhibit 4.8 to the Company’s Registration Statement on Form S-1 (Registration No. 333-136248), is incorporated herein by reference.
4.7	Amendment No. 1 to Amended and Restated Warrant Agreement, dated as of December 19, 2007, between Continental Stock Transfer & Trust Company and the Company, filed as Exhibit 4.7 to the Company’s Post-Effective Amendment on Form S-3 to Registration Statement on Form S-1 (Registration No. 333-147865), is incorporated herein by reference.
10.1	Credit Agreement dated as of October 31, 2007 among the Company, FA Sub 1 Limited, FA Sub 2 Limited and FA Sub 3 Limited, each a wholly owned subsidiary of the Company, Citigroup Global Markets, Inc., as book manager and arranger, Citicorp USA, Inc., as administrative agent, and the other lenders party thereto, filed as Exhibit 10.1 to the Company’s Post-Effective Amendment on Form S-3 to Registration Statement on Form S-1 (Registration No. 333-147865), is incorporated herein by reference.
10.2	Registration Rights Agreement dated as of December 21, 2006 among the Company and the Founders, filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-136248), is incorporated herein by reference.
10.3	Support Agreement dated November 2, 2007 between the Company and FA Sub 2 Limited, filed as Annex B to the Company’s Proxy Statement dated October 12, 2007 (File No. 001-33217), is incorporated herein by reference.
10.4	GLG Shareholders Agreement dated as of June 22, 2007 among the Company and the Persons set forth on the signature page thereto, filed as Annex D to the Company’s Proxy Statement dated October 12, 2007 (File No. 001-33217), is incorporated herein by reference.

Exhibit
No.		Description

10.5		Founders’ Agreement dated June 22, 2007 among Noam Gottesman, as Sellers’s Representative, the Principals, the Trustees, Berggruen Freedom Holdings Ltd. and Marlin Equities II, LLC, filed as Annex E to the Company’s Proxy Statement dated October 12, 2007 (File No. 001-33217), is incorporated herein by reference.
10.6		Voting Agreement dated June 22, 2007 among the Principals, the Trustees, Lavender Heights Capital LP, Sage Summit LP, Point Pleasant Ventures Ltd., Jackson Holding Services Inc and the Company, filed as Annex F to the Company’s Proxy Statement dated October 12, 2007 (File No. 001-33217), is incorporated herein by reference.
10	.7.1*	Form of Indemnification Agreement between the Company and its directors, officers, employees and agents, filed as Exhibit 10.1.1 to the Company’s Current Report on Form 8-K (File No. 001-33217), is incorporated herein by reference.
10	.7.2*	Schedule identifying agreements substantially identical to the Form of Indemnification Agreement constituting Exhibit 10.7.1 to this Annual Report on Form 10-K.
10	.8.1*	2007 Long-Term Incentive Plan, filed as Annex J to the Company’s Proxy Statement dated October 12, 2007 (File No. 001-33217), is incorporated herein by reference.
10	.8.2*	Form of Restricted Stock Award Agreement for US Employees Directors under the Company’s 2007 Long-Term Incentive Plan, filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (Registration No. 333-148877), is incorporated herein by reference.
10	.8.3*	Form of Restricted Stock Award Agreement for US Non-Employees Directors under the Company’s 2007 Long-Term Incentive Plan, filed as Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (Registration No. 333-148877), is incorporated herein by reference.
10	.8.4*	Form of Restricted Stock Award Agreement for UK Employees Directors under the Company’s 2007 Long-Term Incentive Plan, filed as Exhibit 4.6 to the Company’s Registration Statement on Form S-8 (Registration No. 333-148877), is incorporated herein by reference.
10	.8.5*	Form of Restricted Stock Award Agreement for UK Non-Employees Directors under the Company’s 2007 Long-Term Incentive Plan, filed as Exhibit 4.7 to the Company’s Registration Statement on Form S-8 (Registration No. 333-148877), is incorporated herein by reference.
10	.8.6*	Form of Restricted Stock Award Agreement for UK Limited Partners under the Company’s 2007 Long-Term Incentive Plan, filed as Exhibit 4.8 to the Company’s Registration Statement on Form S-8 (Registration No. 333-148877), is incorporated herein by reference.
10	.8.7.1*	Restricted Stock Agreement dated November 5, 2007 between the Company and Alejandro San Miguel under the Company’s 2007 Long-Term Incentive Plan, filed as Exhibit 10.2.1 to the Company’s Current Report on Form 8-K (File No. 001-33217), is incorporated herein by reference.
10	.8.7.2*†	Letter Agreement dated as of January 29, 2008 between the Company and Alejandro San Miguel with respect to the Restricted Stock Award Agreement dated November 5, 2007 between the Company and Mr. San Miguel filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 001-33217), is incorporated herein by reference.
10	.9.1*	Employment Agreement dated November 2, 2007 between the Company and Noam Gottesman, filed as Exhibit 10.9.1 to the Company’s Post-Effective Amendment on Form S-3 (Registration No. 333-147865), is incorporated herein by reference.
10	.9.2*	Employment Agreement dated November 2, 2007 between GLG Partners LP and Noam Gottesman, filed as Exhibit 10.9.2 to the Company’s Post-Effective Amendment on Form S-3 (Registration No. 333-147865), is incorporated herein by reference.
10	.9.3*	Employment Agreement dated November 2, 2007 between GLG Partners Services LP and Noam Gottesman, filed as Exhibit 10.9.3 to the Company’s Post-Effective Amendment on Form S-3 (Registration No. 333-147865), is incorporated herein by reference.
10	. 10.1*	Employment Agreement dated November 2, 2007 between the Company and Emmanuel Roman, filed as Exhibit 10.10.1 to the Company’s Post-Effective Amendment on Form S-3 (Registration No. 333-147865), is incorporated herein by reference.

Exhibit
No.		Description

10	.10.2*	Employment Agreement dated November 2, 2007 between GLG Partners LP and Emmanuel Roman, filed as Exhibit 10.10.2 to the Company’s Post-Effective Amendment on Form S-3 (Registration No. 333-147865), is incorporated herein by reference.
10	.10.3*	Employment Agreement dated November 2, 2007 between GLG Partners Services LP and Emmanuel Roman, filed as Exhibit 10.10.3 to the Company’s Post-Effective Amendment on Form S-3 (Registration No. 333-147865), is incorporated herein by reference.
10	.11*	Employment Agreement dated November 2, 2007 between the Company and Simon White, filed as Exhibit 10.11 to the Company’s Post-Effective Amendment on Form S-3 (Registration No. 333-147865), is incorporated herein by reference.
10	.12*	Employment Agreement dated November 2, 2007 between the Company and Alejandro San Miguel, filed as Exhibit 10.12 to the Company’s Post-Effective Amendment on Form S-3 (Registration No. 333-147865), is incorporated herein by reference.
10	.13.1*	Employment Agreement dated November 2, 2007 between GLG Partners LP and Pierre Lagrange.
10	.13.2*	Employment Agreement dated November 2, 2007 between GLG Partners Services Limited and Pierre Lagrange.
10	.14*	Employment Agreement dated March 18, 2008 between the Company and Jeffrey M. Rojek, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 001-33217), is incorporated herein by reference.
21		Subsidiaries of the Company.
23		Consent of Ernst & Young LLP, independent registered public accounting firm.
24		Power of Attorney authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and executive officers of the Company.
31.1		Certification of Periodic Report by the Co-Chief Executive Officer pursuant to Rule 13a- 14(a) of the Securities Exchange Act of 1934.
31.2		Certification of Periodic Report by the Co-Chief Executive Officer pursuant to Rule 13a- 14(a) of the Securities Exchange Act of 1934.
31.3		Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1		Certification of Periodic Report by the Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Periodic Report by the Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
32.3		Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

†	Portions of this exhibit have been omitted and filed separately with the Office of the Secretary of the Securities and Exchange Commission pursuant to a confidential treatment request.