Form 10-Q
period 2009-03-31
GLG Partners, Inc.
filed 2009-05-11
CIK 1365790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from                      to
Commission File Number: 001-33217
GLG PARTNERS, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-5009693
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 7, 2009, there were 246,601,794 shares of the registrant’s common stock outstanding.

FORWARD-LOOKING STATEMENTS
     In addition to historical information, this Quarterly Report on Form 10-Q contains statements relating to our future results (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the “safe harbor” created by such section. Our actual results may differ materially from those projected as a result of certain risks and uncertainties. Our forward-looking statements include, but are not limited to, statements regarding our expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.
The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us and speak only as of the date of such statement. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q and the following:
▪	the volatility in the financial markets;

▪	our financial performance;

▪	market conditions for the investment funds we manage, which we refer to as the GLG Funds;

▪	performance of GLG Funds, the related performance fees and the associated impacts on revenues, net income, cash flows and fund inflows and outflows;

▪	the cost of retaining our key investment and other personnel or the loss of such key personnel;

▪	risks associated with the expansion of our business in size and geographically;

▪	operational risk, including counterparty risk;

▪	litigation and regulatory enforcement risks, including the diversion of management time and attention and the additional costs and demands on our resources; and

▪	risks associated with the use of leverage, investment in derivatives, availability of credit, interest rates and currency fluctuations,
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

i

GLG PARTNERS, INC.
INDEX

PAGE

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited):	1

Unaudited Condensed Consolidated Balance Sheets – March 31, 2009 and March 31, 2008	1

Unaudited Condensed Consolidated Statements of Operations – Three Months Ended March 31, 2009 and March 31, 2008	2

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Deficit – Three Months Ended March 31, 2009	3

Unaudited Condensed Consolidated Statements of Cash Flows – Three Months Ended March 31, 2009 and March 31, 2008	4

Notes to the Unaudited Condensed Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3. Quantitative and Qualitative Disclosures About Market Risk	49

Item 4. Controls and Procedures	52

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	53

Item 1A. Risk Factors	53

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	78

Item 6. Exhibits	79

Signature	80
EX-10.4.1
EX-10.4.2
EX-10.5.1
EX-10.5.2
EX-31.1
EX-31.2
EX-31.3
EX-32.1
EX-32.2
EX-32.3

ii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
GLG PARTNERS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(US Dollars in thousands)

	March 31,	December 31,
	2009	2008
ASSETS
Current Assets
Cash and cash equivalents	$215,275	$316,195
Restricted cash	13,350	13,315
Fees receivable	33,647	42,106
Prepaid expenses and other assets	36,702	32,751

Total Current Assets	298,974	404,367
Non-Current Assets
Investments at fair value	29,300	65,484
Goodwill	587	587
Property and equipment (net of accumulated depreciation and amortization of $12,448 and $11,505 respectively)	13,398	14,076
Other non-current assets	3,527	3,868

Total Non-Current Assets	46,812	84,015

Total Assets	$345,786	$488,382

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Rebates and sub-administration fees payable	$22,035	$26,234
Accrued compensation, benefits and profit share	50,102	148,531
Income taxes payable	13,959	15,633
Distributions payable	4,616	7,592
Accounts payable and other accruals	39,569	47,176
Revolving credit facility	40,000	40,000
Other liabilities	27,673	50,765

Total Current Liabilities	197,954	335,931

Non-Current Liabilities
Loan payable	530,000	530,000

Total Non-Current Liabilities	530,000	530,000

Total Liabilities	727,954	865,931

Stockholders’ Deficit:
Common stock, $.0001 par value; 1,000,000,000 authorized, 2009: 246,504,294 issued and outstanding (2008: 245,784,390 issued and outstanding)	24	24
Series A voting preferred stock, $.0001 par value; 150,000,000 authorized, 2009: 58,904,993 issued and outstanding (2008: 58,904,993 issued and outstanding)	6	6
Additional paid in capital	1,274,971	1,176,054
Treasury stock, 2009: 21,418,568 shares of common stock (2008: 21,418,568)	(293,434)	(293,434)
Accumulated other comprehensive income	3,951	(17,141)
Accumulated deficit	(1,363,317)	(1,243,058)

Total Controlling Stockholders’ Deficit	(377,799)	(377,549)

Non-controlling interest	(4,369)	—

Total Stockholders’ Deficit	$(382,168)	$(377,549)

Total Liabilities and Stockholders’ Deficit	$345,786	$488,382

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLG PARTNERS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED
STATEMENTS OF OPERATIONS
(US Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2009	2008
Net revenues and other income
Management fees, net	$34,427	$98,756
Performance fees, net	10,817	4,735
Administration fees, net	5,473	22,248
Other	997	5,641

Total net revenues and other income	51,714	131,380

Expenses
Employee compensation and benefits	(138,014)	(287,935)
Limited partner profit share	(8,643)	(25,104)

Compensation, benefits and profit share	(146,657)	(313,039)
General, administrative and other	(22,317)	(30,303)

Total expenses	(168,974)	(343,342)

Loss from operations	(117,260)	(211,962)
Realized loss on available-for-sale investments	(21,217)	—
Interest income	357	3,086
Interest expense	(2,947)	(7,129)

Loss before income taxes	(141,067)	(216,005)
Income taxes	(618)	(6,200)

Net loss	(141,685)	(222,205)
Less non-controlling interests:
Cumulative dividends on exchangeable shares	(595)	(4,129)
Share of loss	22,021	—

Net loss attributable to common stockholders	$(120,259)	$(226,334)

Net loss per share — basic	$(0.55)	$(1.07)
Weighted average common stock outstanding — basic (in thousands)	216,764	211,167

Net loss per share — diluted	$(0.55)	$(1.07)
Weighted average common stock outstanding —diluted (in thousands)	216,764	211,167
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLG PARTNERS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(US Dollars in thousands)

					Accumulated
			Additional		Other			Total
	Treasury	Common	Paid in	Preferred	Comprehensive	Accumulated	Non-controlling	shareholders
	Stock	Stock	Capital	Stock	Income/(Deficit)	Income/(Deficit)	Interest	Equity/(Deficit)
Balance as of December 31, 2008	$(293,434)	$24	$1,176,054	$6	$(17,141)	$(1,241,758)	$—	$(376,249)

Effect of adoption of FAS 141R (note 2)						(1,300)		(1,300)

Balance as of December 31, 2008 restated	$(293,434)	$24	$1,176,054	$6	$(17,141)	$(1,243,058)	$—	$(377,549)

Comprehensive loss
Net loss						(120,259)	(22,021)	(142,280)
Unrealized gains on cash flow hedges					389		93	482
Unrealized loss on available-for-sale equity investments (nil tax applicable)					(423)			(423)
Transfer to realized loss on available-for-sale equity investments on disposal (nil tax applicable)					10,345			10,345
Transfer to realized loss on available-for-sale equity investments on other than temporary impairment (nil tax applicable)					10,872			10,872
Foreign currency translation (nil tax applicable)					(91)		(22)	(113)

Total comprehensive loss					21,092	(120,259)	(21,950)	(121,117)
Share based compensation			99,066				17,581	116,647
Capital contributions			(21)					(21)
Issue of new shares			64,220					64,220
Shares repurchased			(64,348)					(64,348)

Balance as of March 31, 2009	$(293,434)	$24	$1,274,971	$6	$3,951	$(1,363,317)	$(4,369)	$(382,168)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLG PARTNERS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED
STATEMENTS OF CASH FLOWS
(US Dollars in thousands)

	Three Months Ended March 31,
	2009	2008
Cash Flows From Operating Activities
Net loss	$(141,685)	$(222,205)
Adjustments to reconcile net loss to net cash (used in)/provided by operating activities:
Depreciation and amortization	964	536
Share based compensation	116,647	247,222
FX movements on cash held in foreign currency bank accounts	(796)	(1,570)
Realized loss on available-for-sale investments	21,217	—
Cash flows due to changes in:
Fees receivable	8,459	338,392
Prepaid expenses and other assets	(3,128)	352
Rebates and sub-administration fees payable	(4,199)	(4,581)
Accrued compensation, benefits and profit share	(34,209)	(376,563)
Income taxes payable	(1,674)	(5,747)
Distributions payable	(3,571)	3,990
Accounts payable and other accruals	(7,607)	12,513
Other liabilities	(23,092)	13,559

Net cash (used in)/ provided by operating activities	(72,674)	5,898

Cash Flows From Investing Activities
Redemption of available-for-sale securities	35,748	—
Purchase of subsidiary	—	(2,500)
Transfer to restricted cash	(35)	(33)
Purchase of property and equipment	(286)	(723)

Net cash provided by/(used in) investing activities	35,427	(3,256)

Cash Flows From Financing Activities
Warrant exercises	—	2,567
Warrant repurchases	—	(37,582)
Share repurchases	(64,348)	(3,457)
Capital contributions	(21)	47
Acquisition-related transaction costs	—	(308)
Distributions to principals and trustees	—	(100,000)

Net cash used in financing activities	(64,369)	(138,733)

Net decrease in cash and cash equivalents	(101,616)	(136,091)
Effect of foreign currency translation on cash	696	1,208
Cash and cash equivalents at beginning of period	316,195	429,422

Cash and cash equivalents at end of period	$215,275	$294,539

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
The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with US generally accepted accounting principles (“US GAAP”) have been condensed or omitted pursuant to the SEC’s rules and regulations.
These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated and combined financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
The unaudited condensed consolidated financial statements are presented in US Dollars ($) and prepared under US GAAP. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations and cash flows of the Company have been included. The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated.
The Company operates in one business segment, the management of global funds and accounts. The Company uses a multi-strategy approach, offering a range of funds across, among other things, equity, credit, macro, convertible and emerging markets products. The Company does not own a substantive controlling interest in any of the GLG Funds it manages and as a result none of the GLG Funds are combined or consolidated by the Company.

GLG PARTNERS, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(US Dollars in thousands, except per share amounts) (cont’d)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Change in Accounting Policy
During the period, Statement of Financial Accounting Standards (“SFAS”) No. 141R, Business Combinations (“SFAS 141R”), became applicable. The Company had previously recognized transaction costs relating to the acquisition of Société Générale Asset Management UK (“SGAM UK”) as a prepaid expense and other asset as at December 31, 2008. Under the new standard, the Company is required to expense transaction costs relating to an acquisition in the period to which the costs relates.
The change in the accounting policy has the following effect on the financial statements:

	December 31,	December 31,
	2008	2008	Change
	Adjusted(1)	As filed
Balance sheet
Assets:
Prepaid expenses and other assets	$32,751	$34,051	$(1,300)
Stockholders’ Deficit:
Accumulated deficit	$(1,243,058)	$(1,241,758)	$1,300

Statement of Operations
Consolidated net loss	$(630,997)	$(629,697)	$1,300

(1)	December 31, 2008 was adjusted for comparability purposes to adjust for acquisition costs related to the acquisition of SGAM UK which was signed in December 2008 and completed in April 2009. Certain acquisition related costs were incurred in 2008.
Principles of consolidation
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
The Company has determined that the GLG Funds that it manages are Variable Interest Entities per the guidance of FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46(R)”) in that the management contract cannot be terminated by a simple majority of unrelated investors. The Company has determined that it is not the Primary Beneficiary and so does not consolidate any of the GLG Funds. The Company earns substantially all of its revenue from the GLG Funds and managed accounts. In addition, the Acquisition related cash compensation has been invested in two GLG Funds, and the Company’s results are exposed to changes in the fair value of these funds as disclosed in Note 4.

GLG PARTNERS, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(US Dollars in thousands, except per share amounts) (cont’d)
Non-controlling interests in consolidated subsidiaries
FA Sub 2 Limited Exchangeable Shares
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
The holders of the Exchangeable Shares receive a cumulative dividend based on the Company’s estimate of the net taxable income of FA Sub 2 Limited allocable to such holders multiplied by an assumed tax rate of 44.38%. The cumulative dividend rights of the holders of the Exchangeable Shares are in excess of those of the Company’s common stockholders, and these rights are presented as an expense within non-controlling interest in the condensed consolidated statements of operations. The amount recorded in respect of the cumulative dividends for the three months ended March 31, 2009 was $595.
At the FA Sub 2 Limited level, the Exchangeable Shares have the same liquidation and income rights as other ordinary shareholders of FA Sub 2 Limited, and consequently the non-controlling interest is calculated as the Exchangeable Shareholder’s proportionate share of net assets prospectively from January 1, 2009, the effective date of SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). Prior to the adoption of SFAS 160, the non-controlling interest only shared in losses to the extent that they have available equity to absorb losses, in accordance with ARB No. 51. Following the adoption of SFAS 160, the non-controlling interest shares proportionately together with the controlling interest in the profits and losses, even if there is no contractual obligation to fund losses, as well as its proportionate share of changes in other equity movements of the subsidiary.
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

GLG PARTNERS, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(US Dollars in thousands, except per share amounts) (cont’d)
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
In certain cases, the Company may rebate a portion of its gross management and performance fees in order to compensate third-party institutional distributors for marketing its products and, in a limited number of cases, in order to incentivize clients to invest in GLG Funds managed by the Company. Such arrangements are generally priced at a portion of the Company’s management and performance fees paid by the fund. The Company accounts for rebates in accordance with EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent (“EITF 99-19”), and has recorded its revenues net of rebates. In addition, most funds managed by the Company have share classes with distribution fees that are paid to third party institutional distributors.
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
Due to the impact of foreign currency exposures on management and performance fees, the Company has elected to utilize cash flow hedge accounting to hedge a portion of its anticipated foreign currency denominated revenue. The effective portion of the hedge is recorded as a component of other comprehensive income and is released into management or performance fee income, respectively, when the hedged revenues impact the income statement. The ineffective portion of the hedge is recorded each period as derivative gain or loss in other income or other expense, respectively. See “— Derivatives and Hedging” below for a further discussion of the Company’s foreign exchange hedging activities.

GLG PARTNERS, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(US Dollars in thousands, except per share amounts) (cont’d)
Employee Compensation and Benefits
The components of employee compensation and benefits are:
•	Base compensation — contractual compensation paid to employees in the form of base salary, which is expensed as incurred.

•	Variable compensation — payments that arise from the contractual entitlements of personnel to a fixed percentage of certain variable fee revenues attributable to such personnel with respect to GLG Funds and managed accounts. The liability for variable compensation is a formulaic obligation calculated by reference to and payable following the crystallization of fee revenues at the end of each fee period, which may be monthly or semi-annually (on June 30 and December 31), depending on the fee revenue source.

•	Discretionary compensation — payments that are determined by the Company’s management in its sole discretion and are generally linked to performance. In determining such payments, the Company’s management considers, among other factors, the ratio of total discretionary compensation to total revenues; however, this ratio may vary between periods and, in particular, significant discretionary bonuses may still be paid in a period of low performance for retention and incentivization purposes. This discretionary compensation is paid to employees in the form of a discretionary bonus. Discretionary compensation is generally declared and paid following the end of each calendar year. However, the estimated discretionary compensation liability charge is adjusted monthly based on the year-to-date profitability and revenues recognized on a year-to-date basis. As the majority of funds crystallize their performance fees at June 30 and December 31, the majority of discretionary compensation expense crystallizes at year end and is typically paid in January and February following year end.
Limited Partner Profit Share
The key personnel who are participants in the limited partner profit share arrangement provide services to the Company through two limited liability partnerships, Laurel Heights LLP and Lavender Heights LLP (the “LLPs”), which are limited partners in GLG Partners LP and GLG Partners Services LP, respectively. The amount of profits (or limited partner profit share) attributable to each of the LLPs is determined at the Company’s discretion based upon the profitability of the Company’s business and the Company’s view of the contribution to revenues and profitability from the services provided by each limited partnership during that period. These profit shares are recorded as operating expenses matching the period in which the related revenues are accrued and services are provided. A portion of the partnership distribution is advanced monthly as a draw against final determination of profit share. Once the final profit allocation is determined, typically in January and February following each year end, it is paid to the LLPs, as limited partners, less any amounts paid as advance drawings during the year. Other limited partners of GLG Partners Services LP who receive profit allocations include two investment professionals, who are not members of Lavender Heights LLP, but whose profit distributions from GLG Partners Services LP are determined in the same manner as the allocation of profit shares to individual members of the LLP described below and included in the limited partner profit share measure, as described below.
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
FINANCIAL STATEMENTS
(US Dollars in thousands, except per share amounts) (cont’d)
services provided to the Company by each key personnel, his or her seniority and the performance of the individual during the period. Profit allocations, net of any amounts paid during the year as priority partnership drawings, will typically be paid to the members in January and February following each year end.
Derivatives and Hedging
The Company is exposed to foreign exchange risks relating to performance and management fees denominated in foreign currencies and also general, administration and other costs denominated in foreign currencies. Forward foreign exchange contracts on various foreign currencies are entered into to manage those risks. These contracts are designated as cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, with changes in fair value attributable to changes in the relevant spot rates recorded in other comprehensive income and reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. Changes in the fair value of the hedge attributable to the spot-forward differential are recorded directly in the income statement.
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
The Company has hedged €10,750,000 of monthly management fee receivables from January to May 2009 with a final settlement date of June 15, 2009. The Company has hedged £12,750,000 of monthly operating expenditure from March to May 2009 with a final settlement date of June 15, 2009.
Investments
Investments represent available-for-sale investments in GLG Funds. In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”), such investment securities are classified as available-for-sale and are carried at fair value. Under SFAS 115, unrealized gains and losses, net of applicable tax, are reported in a separate component of stockholders’ equity until realized. Amortization, accretion, interest and dividends, realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in the statement of operations. For the purpose of computing realized gains and losses, the cost of securities sold is based on the specific-identification method. Investments in securities with maturities of less than one year or which management intends to use to fund current operations are classified as short-term investments.
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

GLG PARTNERS, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(US Dollars in thousands, except per share amounts) (cont’d)
Of the remaining $120,000 of cash proceeds, $24,000 was awarded to certain members of the two limited partnerships in the form of loan notes from another subsidiary of the Company (and against which that subsidiary holds restricted cash in an escrow account, refer to restricted cash note), and $96,000 was invested by the two limited partnerships in two GLG Funds. As the partnerships are consolidated in the Company’s financial statements, changes in the fair value of the investments in the GLG Funds are recorded in other comprehensive income until such time as the investments are redeemed or an other than temporary impairment is incurred. During the three months ended March 31, 2009, $35,748 was redeemed from the investments in the GLG Funds to meet vesting requirements and $10,345 was recognized as a realized loss in the statement of operations. In addition, GLG Global Opportunity Fund transferred its remaining underlying assets to the GLG Global Opportunity (Special Assets) Fund in February 2009. The Company assessed the impairment in the investments at March 31, 2009 as being other-than-temporary and released the remaining $10,872 movements in fair value to the statement of operations as a realized loss.
The remaining 25,382,500 shares of common stock held by the limited partnerships (21,418,568 shares at balance sheet date following vesting during 2008 of 3,963,932 shares) are treated for accounting purposes as treasury stock at the Acquisition date fair value of $13.70 per share against additional paid in capital, which are expected to reduce to zero over 4 years as the shares are delivered to members as they complete the requisite service period for vesting. The Company records compensation expense for these shares in accordance with EITF 96-18, as the members have been determined by the Company to be non-employees.
Net Loss per share of Common Stock
The Company calculates net income per common stock in accordance with SFAS No. 128, Earnings Per Share. The Company calculated diluted earnings per share for all periods using the if-converted method for all participating securities. For the three months ended March 31, 2009 and 2008 the Exchangeable Shares were excluded from the calculation of diluted earnings per share as they were anti-dilutive.
The Company applied the two-class method for determining basic earnings per share for the post-Acquisition period. The Exchangeable Shares and the unvested shares issued in connection with share-based compensation, and determined to be participating securities as per FSP 03-6-1, were excluded from the calculation as their inclusion would be anti-dilutive. In addition, the holders of the Exchangeable Shares participate equally with ordinary shareholders in the liquidation preferences of FA Sub 2 Limited, but have neither a liquidation interest in GLG Partners, Inc. nor any obligation to fund losses in either FA Sub 2 Limited or GLG Partners, Inc. Consequently, the Company believes it is appropriate to apply the guidance in Issue 5 of EITF 03-6 in respect of the post-Acquisition period and exclude the Exchangeable Shares from the calculation of basic earnings per share. In accordance with issue 4 of EITF 03-6, undistributed earnings have not been allocated to the unvested shares as they do not have a contractual obligation to fund the losses of the Company.

	Three Months Ended March 31,
	2009	2008
Net loss applicable to common stockholders	$(120,259)	$(226,334)
Weighted-average common stock outstanding (in thousands), basic	216,764	211,167
Net loss per share applicable to common stockholders – basic	$(0.55)	$(1.07)

Weighted-average common stock outstanding (in thousands), diluted	216,764	211,167
Net loss per share applicable to common stockholders – diluted	(0.55)	(1.07)

GLG PARTNERS, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(US Dollars in thousands, except per share amounts) (cont’d)
The following common stock equivalents have been excluded from the computation of weighted-average stock outstanding used for computing diluted earnings per share as of March 31, 2009 and 2008 as they would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2009	2008
Common stock held in Treasury	21,419	25,383
FA Sub 2 Limited Exchangeable Shares	58,905	58,905
Common stock awarded in connection with share-based compensation arrangements	9,107	10,675
Public Warrants	32,985	32,985
Co-investment Warrants	5,000	5,000
Sponsor’s Warrants	4,500	4,500

	131,916	137,448

In addition to the above, there were 12,000,003 Founders Warrants that are only exercisable if and when the last sales price of the Company’s common stock exceeds $14.25 per share for any 20 trading days within a 30-trading day period beginning 90 days after November 2, 2007.
Recent Accounting Pronouncements
In December 2007, the FASB issued SFAS 160, which states that accounting and reporting for minority interests will be recharacterized as non-controlling interests and classified as a component of equity. SFAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS 160 is effective prospectively, except for certain presentation disclosure requirements, for fiscal years beginning after December 15, 2008. As described above under “— Non-controlling interests in consolidated subsidiaries”, the primary impact of the adoption of SFAS 160 was the reclassification of minority interests from liabilities to stockholders’ equity and their re-labeling as “non-controlling interests”. In addition, under ARB No. 51, non-controlling interests only shared in losses to the extent that they had available equity to absorb losses. Under SFAS 160, the non-controlling interests prospectively fully share in losses as well as profits, even if there is no contractual obligation to fund losses. Prior period statements of operations have been retrospectively re-presented to conform to the disclosure requirements of SFAS 160. As the income attributable to common stockholders is materially different to what it would have been if SFAS 160 had not been adopted, pro forma statement of operations have been provided in Note 10.
In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“FAS 141R”), which replaces SFAS No. 141 and establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. As at December 31, 2008 the Company had capitalized $1,300 for acquisition costs arising from in-progress acquisitions. On transition to SFAS 141R in the period ended March 31, 2009, these costs have been retrospectively taken to the statement of operations.

GLG PARTNERS, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(US Dollars in thousands, except per share amounts) (cont’d)
SFAS No. 157, Fair Value Measurements (“SFAS 157”), which became effective for the Company on January 1, 2008, established a framework for measuring fair value, while expanding fair value measurement disclosures. SFAS 157 established a fair value hierarchy that distinguishes between independent observable inputs and unobservable inputs based on the best information available. SFAS 157 expands disclosures about the use of fair value to measure assets and liabilities, the effect of these measurements on earnings for the period, and the inputs used to measure fair value. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-1 to exclude SFAS No. 13, Accounting for Leases, and its related interpretive accounting pronouncements that address leasing transactions, from the scope of SFAS 157. In February 2008, the FASB also issued FSP FAS 157-2 to allow entities the option to defer the effective date of SFAS 157 for non-financial assets and liabilities, except for those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until January 1, 2009. The Company has applied the fair value measurement provisions of SFAS 157 to its non-financial assets and liabilities effective January 1, 2009. The January 1, 2009 adoption of the other provisions of SFAS 157 had no impact on retained earnings and is not expected to have a material impact on the Company’s results of operations and financial condition. On October 10, 2008, the FASB issued FSP FAS 157-3, Determining Fair Value in a Market That Is Not Active (“FSP FAS 157-3”), which is effective upon issuance and which clarifies the application of SFAS 157 in an inactive market without changing its existing principles, to help constituents measure fair value in markets that are not active. The adoption of FSP FAS 157-3 did not have a material impact on the Company’s results of operations or financial condition.
On March 19, 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The Company elected to adopt SFAS 161 early effective as of January 1, 2008. Adoption of SFAS 161 expands the disclosures on the Company’s derivative and hedging activities.
In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, Earnings per Share. Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. All prior-period earnings per share data presented shall be adjusted retrospectively. The adoption of FSP EITF 03-6-1 did not have a material impact on the Company’s results of operations or financial condition.
In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities, (“FSP No. FAS 140-4 and FIN 46(R)-8”), which requires enhanced disclosures about transfers of financial assets and interests in variable interest entities. The FSP is effective for interim and annual periods ending after December 15, 2008. Since FSP No. FAS 140-4 and FIN 46(R)-8 requires only additional disclosures concerning transfers of financial assets and interests in variable interest entities, adoption of FSP No. FAS 140-4 and FIN 46(R)-8 did not have a material impact on the Company’s results of operations or financial condition or cash flows.
FASB Final Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS-142-3”), amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 142 was issued in April 2008, and is effective for fiscal years beginning after December 15, 2008, and

GLG PARTNERS, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(US Dollars in thousands, except per share amounts) (cont’d)
interim periods within those fiscal years. The guidance in this FSP for determining the useful life of a recognized intangible shall be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements of FSP FAS-142-3, however, shall be applied prospectively to all intangible assets recognized in the Company’s financial statements as of the effective date. The application of FSP FAS-142-3 is not expected to have a material impact on the Company’s results of operations or financial condition.
FASB Final Staff Position No. FAS 107-1 and APB 28-1 (“FSP FAS-107-1 and APB-28-1”), amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. FSP FAS-107-1 and APB-28-1 also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS-107-1 and APB-28-1 was issued in April 2009 and is effective prospectively for interim reporting periods ending after June 15, 2009. The application of FSP FAS-107-1 and APB-28-1 will expand the Company’s disclosures regarding the use of fair value in interim periods.
3. COMMITMENTS AND CONTINGENCIES
The Company, in the ordinary course, responds to a variety of regulatory inquiries. The Company and its subsidiaries are involved in the following regulatory investigations:
On January 25, 2008, the Autorité des Marchés Financiers (“AMF”) notified the Company of proceedings relating to GLG’s trading in the shares of Infogrames Entertainment (“Infogrames”) on February 8 and 9, 2006, prior to the issuance by Infogrames on February 9, 2006 of a press release announcing poor financial results. The AMF’s decision to initiate an investigation into GLG’s trades in Infogrames was based on a November 19, 2007 report prepared by the AMF’s Department of Market Investigation and Supervision (the “Infogrames Report”). According to the Infogrames Report, the trades challenged by the AMF generated an unrealized capital gain for GLG as of the opening on February 10, 2006 of €179,000. The AMF investigation relates solely to the conduct of a former employee; however, the Company was named as the respondent. If sustained, the charge against the Company could give rise to an administrative fine under French securities laws. The Company filed its response to the Infogrames Report on May 23, 2008. The matter is currently pending with the Rapporteur, who will decide based on the Infogrames Report, GLG’s response and his own investigation whether to proceed with formal charges.
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

GLG PARTNERS, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(US Dollars in thousands, except per share amounts) (cont’d)
4. FAIR VALUE OF FINANCIAL INSTRUMENTS
SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a fair value hierarchy that prioritizes the use of inputs used in valuation methodologies into the following three levels:
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
Investments at fair value include available-for-sale investments in listed GLG Funds, both of which are Funds of Hedge Funds. These investments are valued at the final Net Asset Value (“NAV”) as calculated by the Fund’s administrator and published by the relevant exchange. During 2008 and continuing into 2009, gates and suspensions were imposed on a number of GLG Funds and the GLG Multi-Strategy Fund was suspended. Consequently no published NAV is available for this Fund. Due to the unavailability of a publicly quoted NAV, the Company has determined its investments in these GLG Funds as level 3 until such time as gates are removed and suspensions lifted. These GLG Funds continue to be valued at the NAV as calculated by the Fund’s administrators. The Fund’s administrators continue to calculate the NAV using the same methodology for determining the fair value of the Funds. This NAV, and the associated fair values of underlying investments, have been reviewed by the Funds’ Independent Pricing Committee.
Other assets include the fair value of foreign exchange derivatives, which are valued at quoted forward prices from foreign exchange counterparties and discounted to present value using prevailing risk free rates for the Company’s functional currency.
In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value as of March 31, 2009, which are classified as “Non-current assets”:

GLG PARTNERS, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(US Dollars in thousands, except per share amounts) (cont’d)

		Fair Value Measurements
		Quoted Prices in
		Active Markets	Significant
		for Identical	Other	Significant
		Assets	Observable	Unobservable
Description	Balance	(Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets

Available for sale investments	$29,300	$—	$—	$29,300

Other assets (financial derivatives)	$718	$—	$718	$—

Movements in level 3 assets for the period were as follows:
Available for Sale investments
Opening Balance January 1, 2009				$65,484
Change in fair value recorded in other income				(13)
Change in unrealized losses recorded in other comprehensive income				(423)
Redemption proceeds				(35,748)

Closing Balance March 31, 2009				$29,300

Total unrealized losses in investments				$(1)

During the quarter the Company redeemed a portion of its investment in the GLG Global Opportunity Fund, realizing a loss on disposal of $10,345. At March 31, 2009 the Company had impairments of $6,025 in the GLG Global Opportunity Fund (through its successor, the GLG Global Opportunity (Special Assets) Fund) and $4,847 in the GLG Multi-Strategy Fund. Due to a change arising in the quarter in management’s ability and intent to hold the equity investments for a sufficient period to recover the impairment, it was determined to realize a $10,872 other than temporary impairment to the statement of operations. Both the realized loss on disposal and other than temporary impairment charge of $10,872 have been recorded in the statement of operations as a realized loss on available-for-sale equity investments of $21,217.
5. DERIVATIVES AND HEDGING
The Company is exposed to foreign exchange risks relating to performance and management fees denominated in foreign currencies and also general, administration and other costs denominated in foreign currencies. Forward foreign exchange contracts on various foreign currencies are entered into to manage those risks. These contracts are designated as cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, with changes in fair value attributable to changes in the relevant spot rates recorded in other comprehensive income and reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. Changes in the fair value of the hedge attributable to the spot-forward differential are recorded directly in the income statement.
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

GLG PARTNERS, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(US Dollars in thousands, except per share amounts) (cont’d)
determine that they actually have been highly effective throughout the reporting period for which they were designated.
The Company has hedged €10,750,000 of monthly management fee receivables from January to May 2009 with a final settlement date of June 15, 2009. The Company has hedged £12,750,000 of monthly operating expenditure from March to May 2009 with a final settlement date of June 15, 2009. For the three months ended March 31, 2009, the fair value of financial instruments has been recorded as follows:

Three months ended
31 March 2009
Fair Value of Derivative Financial Instruments – designated in a cash flow hedge relationship at end of period (included in Other Assets)	$718

Total Fair Value of Derivative Financial Instruments (included in Other Assets)	$718

Fair values are allocated as follows:

Statement of Changes in Equity:
Gain recorded in other comprehensive income in period – cash flow hedges	907
Gain reclassified from other comprehensive income to income	(425)

Total gain carried forward in Other Comprehensive Income	482

Statement of Operations:
Decrease in General, Administrative & Other expenses – effective portion of hedge reclassified from other comprehensive income	134
Decrease in Employee compensation and benefits – effective portion of hedge reclassified from other comprehensive income	97
Increase in Management Fees – effective portion of hedge reclassified from other comprehensive income	194
Decrease in Other income (ineffective portion of hedge and excluded from effectiveness assessment)	(231)

Total impact on Statement of Operations	194

Total impact on Comprehensive Income	676

6. CREDIT FACILITY
The financial covenants required that the Company had fee paying AUM (approximately equal to disclosed gross AUM) on December 31, 2008 of $15,000,000 (which is measured annually on December 31 and increases $500,000 per year until 2012) and that it maintains at the end of each fiscal quarter a leverage ratio of not more than 4.5:1 calculated on the basis of adjusted earnings before interest, taxes, depreciation and amortization (as defined in the Company’s credit agreement for the loan facilities) on a last twelve months basis. The Company was in compliance with its quarterly financial covenant as of March 31, 2009 with a leverage ratio of 2.8:1.
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

GLG PARTNERS, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(US Dollars in thousands, except per share amounts) (cont’d)
agreement also includes restrictive covenants which, among other things, restrict the Company’s ability to incur additional indebtedness.
7. STOCKHOLDERS’ DEFICIT
The following transactions occurred in the common stock of the Company during the first quarter of 2009:

Number of Shares
Common stock outstanding at December 31, 2008	245,784,390

Shares issued as bonus	28,290,535
Shares repurchased	(28,344,655)
Shares issued under share plan awards	1,270,524
Stock forfeited and cancelled under share-based compensation arrangements	(496,500)

Common Stock outstanding at March 31, 2009	246,504,294

No dividends have been declared in 2009. On February 25, 2008 a dividend of $0.025 per share of common stock was declared payable on April 21, 2008 to holders of record on April 10, 2008. A dividend of $0.025 per share was also declared payable on April 21, 2008 to holders of the FA Sub 2 Limited Exchangeable Shares.
8. INCOME TAXES
The Company calculates its effective tax rate on profit before tax and certain non-tax deductible expenses. For the first three months of 2009, $126,737 of the Company’s compensation expense related to acquisition-related share based compensation, $118,876 of which is not tax deductible, compared to $260,155 for the first three months of 2008, all of which was non-tax deductible. For the quarter, the Company also recognized realized loss on available-for-sale equity investments of $21,217, which was also non-tax deductible. The Company’s loss/profit before tax and before these non-deductible expenses was a $974 loss and a $44,150 profit for the first three months of 2009 and 2008, respectively. The Company’s effective tax rate based on this measure was (63.4%) and 14% for the first three months of 2009 and 2008, respectively. Notwithstanding there being an overall taxable loss in this period, the negative tax rate in the first quarter of 2009 arises primarily due to there being a tax charge related to timing differences on share based compensation deductions accrued in accordance with FAS 109 principles and the actual tax deduction that arises on vesting, as well as a debt arising from a FIN 48 movement in the first quarter of 2009. These rates differ from the U.S. Federal rate of tax of 35% as the Company’s profits are predominantly earned outside the United States where lower rates of tax apply.

GLG PARTNERS, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(US Dollars in thousands, except per share amounts) (cont’d)
9. COMPREHENSIVE INCOME

	2009			2008
	Attributed to	Attributed to		Attributed to
	controlling	non-controlling	Total	controlling
Net Loss	$(120,259)	$(22,021)	$(142,280)	$(226,334)

Other comprehensive income unrealized gains on cash flow hedges	389	93	482	—
Release of unrealized loss to statement of operations	20,794	—	20,794	(3,948)
Foreign currency translation	(91)	(22)	(113)	(412)

Total comprehensive loss	$(99,167)	$(21,950)	$(121,117)	$(230,694)

GLG PARTNERS, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(US Dollars in thousands, except per share amounts) (cont’d)
10. PROFORMA STATEMENT OF OPERATIONS
     As required under the transitional provisions of SFAS 160, the following pro forma statement of operations is presented to show the Company’s results of operations for the three months ended March 31, 2009 and 2008 under the rules relating to non-controlling interests before the adoption of the standard.

	Three Months Ended March 31,
	2009	2008

Net revenues and other income
Management fees, net	$34,427	$98,756
Performance fees, net	10,817	4,735
Administration fees, net	5,473	22,248
Other	997	5,641

Total net revenues and other income	51,714	131,380

Expenses
Employee compensation and benefits	(138,014)	(287,935)
Limited partner profit share	(8,643)	(25,104)

Compensation, benefits and profit share	(146,657)	(313,039)
General, administrative and other	(22,317)	(30,303)

Total expenses	(168,974)	(343,342)

Loss income from operations	(117,260)	(211,962)

Realized loss on available-for-sale investments	(21,217)	—
Interest income	357	3,086
Interest expense	(2,947)	(7,129)

Loss before income taxes	(141,067)	(216,005)

Income taxes	(618)	(6,200)

Consolidated net loss	(141,685)	(222,205)

Cumulative dividends on exchangeable shares	(595)	(4,129)

Net loss attributable to common stockholders	$(142,280)	$(226,334)

Net loss per share — basic	$(0.66)	$(1.07)
Weighted average common stock outstanding — basic (in thousands)	216,764	211,167

Net loss per share — diluted	$(0.66)	$(1.07)
Weighted average common stock outstanding —diluted (in thousands)	216,764	211,167

GLG PARTNERS, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(US Dollars in thousands, except per share amounts) (cont’d)
11. SUBSEQUENT EVENTS
     On December 19, 2008 the Company entered into an agreement with Société Générale Asset Management to acquire Société Générale Asset Management UK (“SGAM UK”), Société Générale’s UK long-only asset management business, for £4,500,000 ($6,469) in cash. The transaction closed on April 3, 2009.
     On May 11, 2009, the Company entered into an agreement to amend its existing term loan and revolving credit facilities. The effectiveness of the amendment is conditioned upon (i) the consummation of a capital raise, upon terms and conditions specified in the amendment, resulting in net cash proceeds to the Company of at least $150,000, (ii) the Company making a pro rata offer, at 60% of par, to purchase, upon terms and conditions specified in the amendment, from the lenders loans under the credit facilities which offer is accepted with respect to at least $150,000 in outstanding principal amount of loans and (iii) other customary matters. If the amendment becomes effective, (i) the two financial covenants in the credit facility (minimum AUM and leverage ratios) will be eliminated; (ii) the Company will be required to use 50% of its excess cash flow (as defined in the amended Credit Agreement) quarterly to prepay the outstanding loans; (iii) the cash proceeds from the required capital raise must be used to fund the purchase of the loans purchased from the lenders; and (iv) the Company will be prohibited from making dividend payments to shareholders of the Company for one year from the date of the effectiveness of the amendment and thereafter, dividends to shareholders of the Company may be made only after the aggregate outstanding principal amount of the loans is less than $200,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and the related notes included in or incorporated into Part I, Item 1 of this Quarterly Report on Form 10-Q, and our audited combined and consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2008. The information contained in this section contains forward-looking statements. Our actual results may differ significantly from the results suggested by these forward-looking statements and our historical results as a result of certain risks and uncertainties which are described in Risk Factors referred to in Part II, Item 1A of this Quarterly Report on Form 10-Q.
General
Our Business
     We are a U.S.-listed asset management company offering our clients a diverse range of alternative and traditional investment products and account management services. Our primary business is to provide investment management advisory services for various investment funds and companies (the “GLG Funds”) and accounts we manage. We currently derive our revenues primarily from management fees and administration fees charged to the GLG Funds and accounts we manage based on the value of the assets in these funds and accounts, and performance fees charged to the GLG Funds and accounts we manage based on the performance of these funds and accounts. Substantially all of our assets under management, or AUM, are attributable to third-party investors, and the funds and accounts we manage are not consolidated into our financial statements. As of March 31, 2009, our net AUM (net of assets invested in other GLG Funds) were approximately $14.0 billion, as compared to approximately $15.0 billion as of December 31, 2008, and approximately $24.6 billion as of March 31, 2008. As of March 31, 2009, our gross AUM (including assets invested in other GLG Funds) were approximately $15.4 billion, as compared to approximately $16.5 billion as of December 31, 2008, and approximately $29.1 billion as of March 31, 2008.
     On December 19, 2008, we entered into (i) an agreement with Société Générale Asset Management to acquire Société Générale Asset Management UK (“SGAM UK”), Société Générale’s UK long-only asset management business, for £4.5 million (approximately $6.5 million) in cash and (ii) a sub-advisory agreement with SGAM UK related to approximately $3.0 billion of AUM. On April 3, 2009, we completed the acquisition of SGAM UK’s operations, which had approximately $6.8 billion of AUM as of that date, and its investment and support staff, based primarily in London. Upon completion of the transaction, the sub-advisory agreement terminated.
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
     The aggregate of $1.0 billion in cash and promissory notes necessary to pay the cash portion of the purchase price to the GLG Shareowners was financed through a combination of (1) approximately $571.1 million of proceeds raised in our initial public offering and the co-investment by the sponsors of Freedom Acquisition Holdings, Inc., Berggruen Holdings North America Ltd. and Marlin Equities II, LLC, immediately prior to the consummation of the Acquisition and (2) bank debt financing of $530.0 million of the $570.0 million available under the credit facilities. The remaining capacity under the credit facilities was drawn down for working capital and general corporate purposes.
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
Factors Affecting Our Business
     Our business and results of operations are impacted by the following factors:
•	Assets under management. Our revenues from management and administration fees are directly linked to AUM. As a result, our future performance will depend on, among other things, our ability both to retain AUM and to grow AUM from existing and new products.

•	Fund and managed account performance. Our revenues from performance fees are linked to the performance of the GLG Funds and accounts we manage. Performance also affects AUM because it influences investors’ decisions to invest assets in, or withdraw assets from, the GLG Funds and accounts managed by us.

•	Currency exchange rates. The GLG Funds typically offer share classes denominated in multiple currencies and as a result, earn fees in those currencies based on the AUM denominated in those currencies. Consequently, our fee revenues are affected by exchange rate movements.

•	Personnel, systems, controls and infrastructure. We depend on our ability to attract, retain and motivate leading investment and other professionals. Our business requires significant investment in our fund management platform, including infrastructure and back-office personnel. We have in the past paid, and expect to continue in the future to pay, these professionals significant compensation, even during periods we are not profitable, as well as a share of our profits.

•	Fee rates. Our management and administration fee revenues are linked to the fee rates we charge the GLG Funds and accounts we manage as a percentage of their AUM. Our performance fees are linked to the rates we charge the GLG Funds and accounts we manage as a percentage of their performance-driven asset growth, subject to “high water marks”, whereby performance fees are earned by us only to the extent that the net asset value of an investors shares in a GLG Fund or the net asset value of an account we manage at the end of a measurement period exceeds the highest net asset value on a preceding measurement period end for which we earned performance fees, and/or subject, in some cases, to performance hurdles.
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
     For investments that do not have a readily ascertainable market value, such as private placements of equity and debt securities, the most recent transaction price is utilized as the best available information related to the fair value of the investment. Events and developments related to the underlying portfolio companies are continuously monitored and carefully considered to determine if a change to the current carrying value is warranted. For investments where it is determined that the most recent transaction price is not the best indicator of fair value, fair value is determined by using a number of methodologies and procedures, including but not limited to: (1) performing comparisons with prices of comparable or similar securities; (2) obtaining valuation-related information from issuers; (3) discounted cash flow models; (4) related transactions subsequent to the acquisition of the investment; and/or (5) consulting other analytical data and indicators of value. The methodologies and processes used will be based on the specific attributes related to an investment and available market data and comparative information, depending on the most reliable information at the time.
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

GLG Fund	General Range of Redemption Request Advance Notice Periods*

Single-manager alternative strategy funds	5-60 days
Long-only funds	1-5 days
Internal FoHF	10-30 days
External FoHF	45-90 days

*	Days are defined in the prospectus of each GLG Fund and the definition may be business days or calendar days depending on the GLG Fund
Revenue Recognition
Performance Fees
     Performance fee rates are calculated as a percentage of investment gains less management and administration fees, subject to “high water marks” and, in the case of most long-only funds, six external funds of funds, or FoHF, five single-manager alternative strategy funds and certain managed accounts, to performance hurdles, over a measurement period, generally six months. We have elected to adopt the preferred method of recording performance fee income, Method 1 of Emerging Issues Task Force (“EITF”) Topic D-96, Accounting for Management Fees Based on a Formula (“Method 1”). Under Method 1, we do not recognize performance fee revenues until the end of the measurement period when the amounts are contractually payable, or “crystallized”.
     The majority of the GLG Funds and accounts managed by us have contractual measurement periods that end on each of June 30 and December 31. As a result, the performance fee revenues for our first fiscal quarter and third fiscal quarter results generally, do not reflect revenues from uncrystallized performance fees during these three-month periods. These revenues will be reflected instead at the end of the fiscal quarter in which such fees crystallize.
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
Equity-Based Compensation
     Prior to December 31, 2006, GLG had not granted any equity-based awards. In March 2007, GLG established the equity participation plan to provide certain key individuals, limited partnership interests in two limited partnerships, Sage Summit LP and Lavender Heights Capital LP, with the right to receive a percentage of the proceeds derived from an initial public offering relating to the Acquired Companies or a third-party sale of the Acquired Companies. Upon consummation of the Acquisition, Sage Summit LP and Lavender Heights Capital LP received collectively 15% of the total consideration of cash and our capital stock payable to the owners of the Acquired Companies in the Acquisition. The equity participation plan is subdivided into an “A Sub-Plan” and a “B Sub-Plan”. These limited partnerships distributed to A Sub-Plan limited partners an aggregate of 25% of such amounts upon consummation of the Acquisition, and the remaining 75% are distributable to the limited partners in three equal installments upon vesting over a three-year period on the first, second and third anniversaries of the consummation of the Acquisition, subject to the ability of the general partners of the limited partnerships, whose respective boards of directors consist of the Trustees, to accelerate vesting. B Sub-Plan member entitlements vest in equal installments on the first, second, third and fourth anniversaries of the consummation of the Acquisition subject to the ability of the general partners of the limited partnerships, whose respective boards of directors consist of the Trustees, to accelerate vesting. The unvested portion of such amounts will be subject to forfeiture back to Sage Summit LP and Lavender Heights Capital LP (and not to us) in the event of termination of the individual as a limited partner prior to each vesting date, unless such termination is without cause after there has been a change in control of our company or due to death or disability. To the extent awards granted under the equity participation plan are forfeited, these amounts may be reallocated by Sage Summit LP and Lavender Heights Capital LP to their then existing or future limited partners (i.e., participants in the plan) subject to vesting over specified periods. Because forfeited awards are returned to the limited partnerships, and not to us, the forfeited shares remain issued and outstanding and the cash and shares held by the limited partnerships may be reallocated without further dilution to our shareholders. The equity portion of this plan is being accounted for in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS 123(R)”), and the EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for

Acquiring, or in Conjunction with Selling, Goods or Services (“EITF 96-18”), which require that such equity instruments are recorded at their fair value on the measurement date, which date is typically upon the inception of the services that will be performed, remeasured at subsequent dates to the extent the awards are unvested, and amortized into expense over the vesting period on an accelerated basis.
     Ten million shares of our common stock, which were part of the purchase price in respect of the Acquisition, were reserved for allocation under the Restricted Stock Plan. Of these shares, 9,877,000 shares were allocated to our employees, service providers and certain key personnel in November 2007. As of March 31, 2009, 2,041,250 shares of this reserve were unallocated following forfeitures (net of new allocations) of 1,918,250 since the Acquisition. These awards are subject to vesting, typically over four years, which may be accelerated. We also adopted the 2007 Long-Term Incentive Plan, or the 2007 LTIP, which provides for the grants of incentive and non-qualified stock options, stock appreciation rights, common stock, restricted stock, restricted stock units, performance units and performance shares to employees, service providers, non-employee directors and certain key personnel who hold direct or indirect limited partnership interests in certain GLG entities. We are authorized to issue up to 40,000,000 shares under the 2007 LTIP. Shares of restricted stock awarded under the Restricted Stock Plan and the 2007 LTIP are issued and outstanding shares, except in the case of awards under these plans to personnel who are members of the limited partner profit share arrangement in which case shares are issued and become outstanding only as the awards vest. Unvested awards under the 2007 LTIP and Restricted Stock Plan which are forfeited, to the extent shares are issued, are returned to us and cancelled. Our board of directors has adopted, subject to shareholder approval, our 2009 Long-Term Incentive Plan, or the 2009 LTIP. The 2009 LTIP replaces in its entirety our 2007 LTIP, which will be terminated other than with respect to outstanding awards, and authorizes the delivery of a maximum of 40,000,000 shares, in addition to the approximately 3,400,000 authorized shares that currently remain available for awards under the 2007 LTIP. In addition, to the extent that any outstanding awards under our 2007 LTIP as of the date the 2009 LTIP is approved by the shareholders are canceled, forfeited or otherwise lapse unexercised pursuant to the terms of that plan, the shares underlying those awards shall be available for awards under the 2009 LTIP.
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
     All of these arrangements are accounted for in accordance with SFAS 123(R) (or EITF 96-18 in respect of awards to non-employees under the Restricted Stock Plan and 2007 LTIP) and will be amortized into expense over the applicable vesting period using the accelerated method. As a result, following the completion of the Acquisition, compensation and benefits reflect the amortization of significant non-cash equity-based compensation expenses associated with the vesting of these equity-based awards, which under GAAP acts to reduce our net income and may result in net losses.
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
     At the initial grant date of our equity awards on November 2, 2007, management made the following assumptions with respect to forfeiture rates:
•	The size of the awards to employees, service providers and key personnel under the equity participation plan and 2007 LTIP was considered to be a substantial retention incentive;

•	Incentives for the awards to employees, service providers and key personnel under the equity participation plan and 2007 LTIP were considered sufficiently large that a zero percent forfeiture rate was estimated, subject to review as actual forfeitures occur;

•	Disincentives for forfeiture related to the agreement among principals and trustees were considered to be so punitive that the probability of forfeiture was estimated as zero; and

•	For awards under the Restricted Stock Plan, we used different forfeiture rates for individual employees, service providers and key personnel.
     Over the course of 2008, we revised our forfeiture assumptions with respect to forfeitures among our stock awards under the Restricted Stock Plan, equity participation plan and 2007 LTIP to an assumed rate of 10% per annum. The forfeiture assumption for the agreement among the principals and trustees remains at zero. In the third quarter of 2008, we also changed our forfeiture assumption with respect to forfeitures of the cash component of the equity participation plan to align with the equity component to an assumed rate of 10% per annum.
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
     Where a single-manager alternative strategy fund or internal FoHF managed by us invests in an underlying single-manager alternative strategy fund managed by us, the “investing fund” is the top-level GLG Fund into which a client invests and the “investee fund” is the underlying GLG Fund into which the investing fund invests. For example, if the GLG European Long-Short Fund invests in the GLG Utilities Fund, the GLG European Long-Short Fund is the investing fund and the GLG Utilities Fund is the investee fund.
Management Fees
     Our gross management fee rates to GLG Funds are set as a percentage of fund AUM. Management fee rates vary depending on the product, as set forth in the table below (subject to fee treatment of fund-in-fund reinvestments as described below):

Product	General Range of Gross Fee Rates (% of AUM) As of March 31, 2009

Single-manager alternative strategy funds*	1.50% — 2.50%**
Long-only funds	0.75% — 2.25%
Internal FoHF	0.25% — 1.50%** (at the investing fund level)
External FoHF	1.00% — 1.95%

*	Excludes the GLG European Long-Short (Special Assets) Fund, the GLG Emerging Markets (Special Assets) II Fund and the GLG North American Opportunity (Special Assets) Fund established during November 2008 into which certain private placements and other not readily realizable investments were contributed by the GLG European Long-Short Fund, the GLG Emerging Markets Fund and the GLG North American Opportunity Fund, respectively, for the purpose of liquidating them, where the management fee is 0.50%.

**	When one of the single-manager alternative strategy funds or internal FoHFs managed by us invests in an underlying single-manager alternative strategy fund managed by us, management fees are charged at the investee fund level, except in the case of the GLG Multi-Strategy Fund where fees are charged at both the investee and investing fund levels.
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
     Due to the changing mix of our AUM related to the impact of redemptions from higher yielding alternative strategy funds during the quarter ended March 31, 2009 as well as: (i) the inflow in October 2008 of a material institutional managed account which earns a wholesale management fee, (ii) the SGAM UK sub-advisory agreement initiated in December 2008 (which subsequently terminated on April 3, 2009 upon completion of the SGAM UK acquisition), (iii) the addition of SGAM UK’s total long-only assets post-acquisition, and (iv) the side-pocketing of certain private placement and other not readily realizable investments in some of the GLG Funds that we manage into special asset vehicles (management fees on special asset vehicles are generally charged at a rate significantly below those of the original fund), we expect that our combined management fee yield will trend toward lower levels. The ultimate management fee yield is dependent on specific inflows, outflows and other related factors.

Performance Fees
     Our gross performance fee rates to GLG Funds are set as a percentage of fund performance, calculated as investment gains (both realized and unrealized), less management and administration fees, subject to “high water marks” and, in the case of most long-only funds, five external FoHFs and three single-manager alternative strategy funds, to performance hurdles. As a result, even when a GLG Fund has positive fund performance, we may not earn a performance fee due to negative fund performance in prior measurement periods and in some cases due to a failure to reach a hurdle rate. High water marks and performance hurdles, however, are determined on a fund by fund and investor by investor basis and performance fees are not netted across funds, other than in the case of the special assets funds related to the GLG Emerging Markets Fund, the GLG European Long-Short Fund and the GLG North American Opportunity Fund. The special assets funds do not earn a performance fee until an investor’s high water mark across both the special assets fund and its original fund is exceeded. Accordingly, any funds above high water marks and applicable performance hurdles at the end of the relevant measurement period will contribute to performance fee revenue. As of March 31, 2009, all of our long-only funds and more than half of our single-manager alternative strategy funds subject to high water marks were below their respective high water marks. Accordingly, even if our funds that are below high water marks have positive performance in subsequent performance periods, our ability to earn performance fees during those periods will be adversely impacted due to the number of funds subject to high water marks and the amounts to be recovered.
     Performance fee rates vary depending on the product, as set forth in the table below (subject to fee treatment of fund-in-fund investments as described below):

Product	General Range of Gross Fee Rates (% of Investment Gains) As of March 31, 2009
Single-manager alternative strategy funds	20% — 30%*
Long-only funds	20% (may be subject to performance hurdle)
Internal FoHF	0% — 20%* (at the investing fund level)
External FoHF	5% — 10% (may be subject to performance hurdle)

*	When one of the single-manager alternative strategy funds or internal FoHFs managed by us invests in an underlying single-manager alternative strategy fund managed by us, performance fees are charged at the investee fund level. In addition, performance fees are charged at both the investee and investing fund levels on the GLG Global Aggressive Fund, to the extent, if any, that the performance fee charged at the investing fund level is greater than the performance fee charged at the investee fund level.

**	We have adopted Method 1 for recognizing performance fee revenues and under Method 1 we do not recognize performance fee revenues until the end of the measurement period when the amounts are crystallized, which for the majority of the investment funds and accounts managed by us is on June 30 and December 31.
     Due to the impact of foreign currency exposures on management and performance fees, we have elected to utilize cash flow hedge accounting to hedge a portion of our anticipated foreign currency denominated revenue. The effective portion of the hedge is recorded as a component of other comprehensive income and is released into management or performance fee income, respectively, when the hedged revenues impact the income statement. The ineffective portion of the hedge is recorded each period as derivative gain or loss in other income or other expense, respectively. See “Quantitative and Qualitative Disclosures About Market Risk — Exchange Rate Risk” in Part I, Item 3 of this Quarterly Report for a further discussion of our foreign exchange and hedging activities.
Administration Fees
     Our gross administration fee rates to GLG Funds are set as a percentage of the fund AUM. Administration fee rates vary depending on the product. From our gross administration fees, we pay sub-administration fees to third-party administrators and custodians, with the residual fees recognized as our net administration fee. Administration fees are generally paid monthly, one month in arrears.
     When one of the single-manager alternative strategy funds or internal FoHFs managed by us invests in an underlying single-manager alternative strategy fund managed by us, administration fees are charged at both the investing and investee fund levels.
Fees on Managed Accounts
     Managed account fee structures are negotiated on an account-by-account basis and may be more complex than for the GLG Funds. Across the managed account portfolio, fee rates vary according to the underlying mandate and, excluding one material managed account, in the aggregate are generally within the performance and management fee ranges charged with respect to comparable fund products. In October 2008, a new material managed account funded which provides for a management fee at institutional rates and a performance fee based on exceeding certain benchmarks even in a scenario with negative performance. We signed a sub-advisory agreement with SGAM UK in December 2008 which earned a management fee at an institutional rate. This agreement terminated on April 3, 2009 upon completion of the acquisition of SGAM UK.
Expenses
Employee Compensation and Benefits and Limited Partner Profit Share
     To attract, retain and motivate the highest quality investment and other professionals, we provide significant remuneration through salary, discretionary bonuses, profit sharing and other benefits. We have built an experienced and highly-regarded investment management team of 110 investment professionals.
     The largest component of expenses is limited partner profit share and employee compensation and other benefits payable to our investment and other professionals. This includes significant fixed annual salary, limited partner profit share and other compensation based on individual, team and company performance and profitability.
     Beginning in mid-2006, GLG entered into partnership with a number of our key personnel in recognition of their importance in creating and maintaining the long-term value of our business. These individuals ceased to be employees and either became holders of direct or indirect limited partnership interests in one of two of our subsidiaries, GLG Partners LP and GLG Partners Services LP, or formed two limited liability partnerships, Laurel Heights LLP and Lavender Heights Capital LLP (the “LLPs”), through which they provided services to the GLG entities. Through these partnership interests, these key individuals are entitled to partnership draws as priority distributions, which are recognized in the period in which they are payable. There is an additional limited partner profit share distribution, which is recognized in the period in which the related revenues are recognized and associated services provided. This additional distribution represents a substantial majority of the limited partner profit share for the year and is typically paid at the beginning of the following year. Key personnel that are participants in the limited partner profit share arrangement do not receive any salaries or discretionary bonuses from us, except for the salary paid by GLG Partners, Inc. to our Chief Operating Officer.
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
     Under GAAP, there is a charge to compensation expense for Acquisition-related compensation expense based on certain service conditions. However, management believes that this charge does not reflect our ongoing core business operations and compensation expense and excludes such amounts for purposes of assessing our ongoing core business performance. In the case of the Acquisition-related compensation expense associated with Sage Summit LP and Lavender Heights Capital LP, because (1) awards forfeited by participants in the equity participation plan who terminated their service with us and who are no longer limited partners are returned to Sage Summit LP and Lavender Heights Capital LP, and not us, (2) the cash and stock held by the limited partnerships may be reallocated to then existing or future participants in the plan without further dilution to our shareholders, (3) the amount of consideration received by the entities in the Acquisition was awarded prior to the Acquisition based on the contributions of the participants in the equity participation plan prior to the Acquisition and (4) the amount reduced the number of shares which would otherwise have been paid to the former GLG Shareowners in the Acquisition, management measures ongoing business performance by excluding these amounts. In the case of the Acquisition-related compensation expense associated with the Restricted Stock Plan, because the amount allocated to the Restricted Stock Plan was designed to recognize employees, service providers and key personnel for their contribution to GLG prior to the Acquisition and because the shares allocated to the Restricted Stock Plan reduced the number of shares which would otherwise have been paid to the former GLG Shareowners in the Acquisition, management measures ongoing business performance by excluding these amounts. In the case of the Acquisition-related compensation expense associated with the agreement among principals and trustees, because, notwithstanding the service requirement in SFAS 123(R), neither the vesting nor forfeiture provisions of that agreement would be accretive or dilutive to our present or future shareholders, management measures ongoing business performance by excluding these amounts.
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
     The components of compensation, benefits and profit share are:
•	Base compensation — contractual compensation paid to employees in the form of base salary, which is expensed as incurred.

•	Variable compensation — payments that arise from the contractual entitlements of personnel to a fixed percentage of certain variable fee revenues attributable to such personnel with respect to GLG Funds and managed accounts. Variable compensation expense is recognized at the same time as the underlying fee revenue is crystallized, which may be monthly or semi-annually (on June 30 and December 31), depending on the fee revenue source.

•	Discretionary compensation — payments that are determined by our management in its sole discretion and are generally linked to performance. In determining such payments, our management considers, among other factors, the ratio of total discretionary compensation to total revenues; however, this ratio may vary between periods and, in particular, significant discretionary bonuses may still be paid in a period of low performance for retention and incentivization purposes. This discretionary compensation is paid to employees in the form of a discretionary cash bonus or share-based compensation. Discretionary compensation is generally declared and paid following the end of each calendar year. However, the estimated discretionary compensation charge is adjusted monthly based on the year-to-date profitability and revenues recognized on a year-to-date basis. As the majority of the GLG Funds crystallize their performance fees at June 30 and December 31, the majority of discretionary compensation expense crystallizes at year end and is typically paid in January and February following the year end.

•	Limited partner profit share — distributions of limited partner profit share under the limited partner profit share arrangement described below.

     The key personnel who are participants in the limited partner profit share arrangement, provide services to us through two limited liability partnerships, Laurel Heights LLP and Lavender Heights LLP, which are limited partners in GLG Partners LP and GLG Partners Services LP, respectively. The amount of profits (or limited partner profit share) attributable to each of the LLPs is determined at our discretion based upon the profitability of our business and our view of the contribution to revenues and profitability from the services provided by each limited partnership during that period. These profit shares are recorded as operating expense matching the period in which the related revenues are recognized and associated services provided. A portion of the partnership distribution is advanced monthly as a draw against final determination of profit share. Once the final profit allocation is determined following each year end, it will typically be paid in January and February to the LLPs, as limited partners, less any amounts paid as advance drawings during the year. See “— Allocation of Profit Shares to Individual Members of LLPs” below for a further discussion of the allocations. In addition, as shares of restricted stock awarded under our Restricted Stock Plan or 2007 LTIP to members of the LLPs vest or as we pay cash dividends on the unvested shares of restricted stock awarded under these plans to members of the LLPs, we allocate additional profits to the LLPs sufficient for the LLP to acquire from us the shares that are vesting or to pay the relevant dividend. These additional profit shares are recorded as operating expense in accordance with SFAS 123(R). Other limited partners of GLG Partners Services LP who receive profit allocations include investment professionals who are not members of Lavender Heights LLP, but whose profit distributions from GLG Partners Services LP are determined in the same manner as the allocation of profit shares to individual members of the LLP described below and included in the limited partner profit measure, as described below.
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
Acquisition-Related Compensation Expense
     Following the Acquisition, and as required by SFAS 123(R), our GAAP compensation, benefits and profit share expense reflects share-based and other compensation recognized with respect to (a) the 15% of the total consideration of cash and capital stock received collectively by Sage Summit LP and Lavender Heights Capital LP in connection with the Acquisition (including with respect to the cash portion of the awards under the equity participation plan in the aggregate amounts of $91 million, $47 million, and $5 million for the three 12-month periods beginning with the consummation of the Acquisition), the 10,000,000 shares allocated for the benefit of employees, service providers and certain key personnel under the Restricted Stock Plan, and the agreement among the principals and trustees and (b) dividends paid on unvested shares that are ultimately not expected to vest.

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
     In addition, we assess the underlying performance of our business based on the measure “adjusted net income”, which adjusts GAAP net (loss)/income before non-controlling interest for Acquisition-related compensation expense and deducts the tax effect of Acquisition-related compensation expense and cumulative dividends accrued for the holders of FA Sub 2 Limited Exchangeable Shares. See “— Results of Operations — Adjusted Net Income” for this reconciliation for the periods presented.
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
     In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 states that accounting and reporting for minority interests will be recharacterized as non-controlling interests and classified as a component of equity. SFAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS 160 is effective prospectively, except for certain presentation disclosure requirements, for fiscal years beginning after December 15, 2008. As described above, the primary impact of the statement was the reclassification of minority interests from liabilities to stockholders’ equity and their re-labeling as “non-controlling interests”. In addition, under ARB No. 51, non-controlling interests only shared in losses to the extent that they had available equity to absorb losses. Under SFAS 160 the non-controlling interests prospectively fully share in losses as well as profits, even if there is no contractual obligation to fund losses.
Assets Under Management
     Throughout the first quarter of 2009 and continuing into the second quarter of 2009, the rate of gross outflows from our single manager alternative strategy funds as well as from our long-only strategies has slowed as compared to the third and fourth quarter 2008. Gross subscriptions into managed accounts during the first quarter of 2008 has partly offset the redemptions from our other products. As a result of the closing of the SGAM UK acquisition, our long-only fund AUM has increased by approximately $6.8 billion as of April 3, 2009. Included in that AUM is the impact of the termination of the sub-advisory agreement entered into in December 2008 with SGAM UK. The AUM related to the sub-advisory agreement with SGAM UK, which terminated upon completion of the acquisition, was reclassified from managed accounts to long-only funds as of April 3, 2009. These trends to date may not necessarily be indicative of final reported changes in AUM for the full second quarter of 2009, which will depend on the additional inflows and outflows of AUM we experience during the remainder of the period.

March 31, 2009 Compared to December 31, 2008 and March 31, 2008
Change in AUM between March 31, 2009, December 31, 2008 and March 31, 2008
(U.S. dollars in millions)

	As of Mar	As of Dec	3 Month	As of Mar	12 Month
	31, 2009	31, 2008	Change	31, 2008	Change
Alternative strategy	$5,709	$6,590	($881)	$19,267	($13,558)
Long-only	1,447	1,766	(319)	4,254	(2,807)
Internal FoHF	1,050	1,133	(83)	2,233	(1,183)
External FoHF	427	506	(79)	651	(224)

Gross fund-based AUM	8,633	9,995	(1,362)	26,404	(17,771)

Managed accounts	6,352	6,119	233	2,385	3,967
Cash and other holdings	434	430	4	347	87

Gross AUM	15,419	16,544	(1,125)	29,136	(13,717)

Less: alternative strategy investments in GLG Funds	(466)	(473)	7	(2,221)	1,755
Less: internal FoHF investments in GLG Funds	(896)	(998)	102	(2,217)	1,321
Less: external FoHF investments in GLG Funds	(26)	(32)	6	(51)	25
Less: other	—	(2)	2	—	—
Net AUM	$14,031	$15,039	($1,008)	$24,646	($10,616)

Quarterly average gross AUM	$15,982	$18,848		$29,111
Quarterly average net AUM	14,535	16,160		24,629

Opening net AUM	$15,039	$17,280		$24,612
Inflows	2,175	5,970		2,763
Outflows	(2,125)	(5,199)		(1,996)

Inflows (net of redemptions)	50	771		767
Performance (gains net of losses and fees)	(807)	(2,649)		(1,549)
Currency translation impact (non-USD AUM expressed in USD)	(251)	(363)		816

Closing net AUM	$14,031	$15,039		$24,646

     During the three months ended March 31, 2009, our net AUM decreased by 6.7% to $14.0 billion and our gross AUM decreased by 6.8% to $15.4 billion. The decline in AUM was attributable to the following:
•	Negative fund and managed account performance during the three months ended March 31, 2009, resulting in performance losses (net of gains) of approximately $807 million;

•	Inflows (net of redemptions) of $50 million in AUM for the three months ended March 31, 2009, were driven by:

•	Net inflows of $1.0 billion into our managed accounts which was driven by approximately $2.0 billion in subscriptions offset by $1.0 billion in redemptions;

•	Net outflows from our alternative strategy funds of approximately $642 million, which was composed of redemptions of $719 million offset by subscriptions of $77 million during the three months ended March 31, 2009;

•	Net outflows of $155 million from our internal and external fund of hedge fund products which were almost entirely comprised of redemptions; and

•	Net outflows from our long-only strategy funds of approximately $172 million which was comprised of redemptions of $235 million offset by subscriptions of $63 million spread across various long-only strategy funds; and

•	Continued strengthening of the U.S. dollar against other currencies in which a portion of our funds and managed accounts are denominated, resulting in a negative foreign exchange impact on AUM of $251 million during the three months ended March 31, 2009.
     The ratio between net and gross AUM increased slightly during 2008 and stayed relatively constant during the first quarter of 2009, reflecting generally smaller relative levels of fund-in-fund investments, with respect to investments by our FoHF products in certain funds managed by us and investments by certain single-manager alternative strategy funds managed by us in other single-manager alternative strategy funds managed by us.
     As noted above, the acquisition of SGAM UK was completed on April 3, 2009. If the transaction had closed on March 31, 2009, gross AUM would have been as follows:

	As of March 31,			Pro-Forma
	2009	SGAM UK		Post Acquisition

Alternative strategy	$5,709			$5,709
Long-only	1,447			1,447
Internal FoHF	1,050			1,050
External FoHF	427			427
Acquired UK Funds	—	6,754		6,754
Gross fund-based AUM	8,633	6,754		15,387
Managed accounts	6,352	(2,760)	*	3,592
Cash and other holdings	434			434
Gross AUM	$15,419	$3,994		$19,413

*	The AUM related to the SGAM UK sub-advisory agreement is reflected as a managed account as of March 31, 2009. Following completion of the SGAM UK acquisition, the sub-advisory agreement terminated and the entire balance of SGAM UK’s AUM is reflected in the line item “Acquired UK Funds”.
     As of March 31, 2009, approximately $1.7 billion of AUM were in GLG Funds for which the related fund boards of directors had suspended redemptions. The funds included: The GLG MMI Enhanced II Fund, GLG Global Utilities Fund, GLG Credit Fund, GLG MMI Enhanced Fund, GLG Multi-Strategy Fund, GLG Market Neutral Fund and GLG Event Driven Fund. We continue to receive full management and administration fees related to these funds.
     In addition, as of March 31, 2009, we managed special assets funds which are principally comprised of private placement and other not readily realizable investments that have been transferred from other GLG funds totaling approximately $1.1 billion. These special assets funds included GLG Emerging Markets (Special Assets) Fund, GLG Emerging Markets (Special Assets) II Fund, GLG European Long-Short (Special Assets) Fund, GLG North American Opportunity (Special Assets) Fund and GLG Global Opportunity (Special Assets) Fund. The purpose of the special assets funds is to permit the orderly sale of these investments. As investments held by the special assets funds are sold, proceeds will be used to redeem investors from those funds. Other than GLG Emerging Markets

(Special Assets) Fund, which has a management fee of 2.0%, all of the above funds have reduced management fees of 0.50%.
     On September 15, 2008, Lehman Brothers Holdings Inc. (the ultimate parent company of the UK Lehman Brothers firms) filed for Chapter 11 bankruptcy in the United States and Lehman Brothers International (Europe) (“LBIE”), the principal European broker-dealer for the Lehman Brothers group, was placed into administration by order of the English court. Lehman Brothers’ prime brokerage unit in the United Kingdom was one of the business groups forming part of LBIE. Other Lehman Brothers entities have also filed for or commenced insolvency-related proceedings, including Lehman Brothers Inc. (“LBI”), Lehman Brothers’ U.S. broker-dealer.
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
     The net direct exposure of each GLG Fund to LBIE and the other entities in the Lehman Brothers group is reflected in the net asset value of each fund and carried at fair value. The fair value of the exposure is determined on the basis of the best information available to us from time to time, legal and professional advice obtained for the purpose of determining the rights and obligations of each GLG Fund, and on the basis of a number of assumptions which we believe to be reasonable, including that:
•	amounts which LBIE was required to treat as client money under the rules of the U.K. Financial Services Authority and not use in the course of its business were and are, in fact, so held, and that any shortfall in recoveries of client monies will not exceed reserves established to date by the GLG Funds;

•	even though LBIE or its affiliates may be entitled to withhold assets to satisfy any net indebtedness owed to them, there will be no material shortfall in the recovery of assets held on trust by LBIE as a custodian, or by LBI as a sub-custodian for LBIE, or by any other sub-custodian appointed by LBIE with regard to the assets of a GLG Fund;

•	the information we have received to date from the administrators of LBIE in relation to the re-hypothecation of GLG Fund assets by LBIE is true and accurate;

•	unsettled transactions between GLG Funds and LBIE at the time LBIE entered into administration proceedings will be determined on the basis of a cash settlement of those trades, in accordance with contractual agreements between the affected GLG Fund and LBIE, or cancelled, in each case, as determined by us;

•	the cash settlement amounts for terminated over-the-counter derivatives and other transactions will be as determined by us in accordance with contractual documentation;

•	the recovery on amounts estimated to be unsecured claims against LBIE will not be materially greater or lesser than currently estimated by the GLG Funds; and

•	there are no other facts or factors, which if known to us, would lead us to conclude that the business of LBIE was conducted otherwise than in accordance with the contractual documentation or that any of our assumptions is incorrect.
     The fair value of the exposure is reviewed regularly, including the assumptions, with the relevant GLG Fund’s directors, independent administrator and independent auditors, and updated as necessary.
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
     As a consequence of the administration of LBIE and the liquidation proceedings under the Securities Investor Protection Act of 1970, as amended, of LBI, our private clients have been unable to access their assets, including all securities and cash, in their respective accounts with LBIE or LBI managed by us. To the extent our private clients’ assets constitute securities held in custody by LBIE or LBI, we believe the clients should recover these securities to the extent these securities do not collateralize amounts owing by our clients to LBIE or LBI. To the extent our private clients’ assets constitute cash held by LBIE as client money, we believe the clients should recover in the same proportion as all LBIE clients recover client money, with any shortfall possibly (but we cannot say with certainty) resulting in an unsecured claim against the LBIE estate. To the extent private clients are owed amounts under trading contracts with LBIE or LBI, we believe such amounts will constitute unsecured claims against LBIE or LBI, as the case may be. Notwithstanding the foregoing, the position of any individual private client will depend on the facts and circumstances surrounding such private client’s claims, as well as their particular legal rights and obligations pursuant to their agreements with LBIE or LBI.

Results of Operations
Condensed Consolidated GAAP Statement of Operations Information
(U.S. dollars in thousands)

	Three Months Ended March 31,
	2009	2008
Net revenues and other income
Management fees, net	$34,427	$98,756
Performance fees, net	10,817	4,735
Administration fees, net	5,473	22,248
Other	997	5,641

Total net revenues and other income	$51,714	$131,380

Expenses
Employee compensation and benefits	$(138,014)	$(287,935)
Limited partner profit share	(8,643)	(25,104)

Compensation, benefits and profit share	(146,657)	(313,039)
General, administrative and other	(22,317)	(30,303)

Total expenses	(168,974)	(343,342)

Loss from operations	(117,260)	(211,962)

Realized loss on available-for-sale investments	(21,217)	—
Interest income	357	3,086
Interest expense	(2,947)	(7,129)

Loss before income taxes	(141,067)	(216,005)

Income taxes	(618)	(6,200)

Net loss	(141,685)	(222,205)

Less non-controlling interests:
Cumulative dividends on exchangeable shares	(595)	(4,129)
Share of loss	22,021	—

Net loss attributable to common stockholders	$(120,259)	$(226,334)

Net Revenues and Other Income
Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008
Change in GAAP Net Revenues and Other Income between
Three Months Ended March 31, 2009 and March 31, 2008
(U.S. dollars in thousands)

	Three Months Ended March 31,
	2009	2008	Change
Net revenues and other income
Management fees, net	$34,427	$98,756	$(64,329)
Performance fees, net	10,817	4,735	6,082
Administration fees, net	5,473	22,248	(16,775)
Other	997	5,641	(4,644)

Total net revenues and other income	$51,714	$131,380	$(79,666)

Key ratios *
Total net revenues and other income/average net AUM, annualized	1.8%	2.1%	(0.3%)

Management fees/average net AUM, annualized	1.2%	1.6%	(0.4%)

Administration fees/average net AUM, annualized	0.19%	0.36%	(0.17%)

*	Ratios calculated using average net AUM for the three months ended March 31, 2009 exclude the approximately $2.8 billion sub-advisory mandate from SGAM UK.
     Total net revenues and other income decreased by $79.7 million, or 60.6%, to $51.7 million for the three months ended March 31, 2009 versus the three months ended March 31, 2008. This decrease was driven primarily by significantly lower management and administration fee revenue partially offset by higher net performance fees.
     For management and administration fee revenues, we use net fee yield as a measure of our fees generated for every dollar of our net AUM. The net management and administration fee yield is equal to the management fees and administration fees, respectively, divided by average net AUM for the applicable period.
     Net management fees decreased by $64.3 million, or 65.1%, to $34.4 million. This decline in net management fees was driven primarily by the significant decrease in net AUM and by a decrease in management fee yield from 1.60% to 1.19% resulting from the changing mix of our AUM towards lower yielding products.
     Net performance fees increased by $6.1 million, or 128.4% to $10.8 million. This increase was driven by the positive performance of one of our managed accounts which amounted to $10.8 million.
     Net administration fees decreased by $16.8 million, or 75.4%, to $5.5 million. This decline was driven by a 53.2% lower average net AUM balance between the periods which, at constant administration fee yield, accounted for $11.8 million of the decrease in administration fees.
     Other income decreased by $4.6 million, or 82.3% to $1.0 million. This decrease was primarily due to our holding smaller amounts of non-U.S. dollar cash balances at lower interest rates yielding lower interest income despite the appreciation of the U.S. dollar that occurred between the first quarter of 2008 and the first quarter of 2009.

Expenses
Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008
Change in GAAP Expenses between Three Months Ended
March 31, 2009 and March 31, 2008
(U.S. dollars in thousands)

	Three Months Ended March 31,
	2009	2008	Change
Expenses
Employee compensation and benefits	$(138,014)	$(287,935)	$149,921
Limited partner profit share	(8,643)	(25,104)	16,461

Compensation, benefits and profit share	(146,657)	(313,039)	166,382
General, administrative and other	(22,317)	(30,303)	7,986

Total expenses	$(168,974)	$(343,342)	$174,368

Key ratios
Compensation, benefits and profit share / total GAAP net revenues and other income	283.6%	238.3%	45.3%
General, administrative and other / total GAAP net revenues and other income	43.2%	23.1%	20.1%

Total expenses / total GAAP net revenues and other income	326.8%	261.4%	65.4%

     Compensation, benefits and profit share decreased by $166.4 million, or 53.2%, to $146.7 million primarily due to a $133.9 million decrease in share based and other Acquisition-related employee compensation. The remaining decrease arose from lower discretionary compensation accruals for the quarter in addition to the impact of personnel reductions in the fourth quarter of 2008.
     General, administrative and other expenses decreased by $8.0 million due to the effects of a reduction in business scale, the impact of the Company’s cost reduction initiatives and a comparatively weak pound sterling currency reducing our reported US dollar equivalent of our sterling denominated general, administrative and other expenses during the first quarter of 2009.

Non-GAAP Expense Measures
     As discussed above under “— Assessing Business Performance”, we present a non-GAAP compensation, benefits, and profit share measure. The table below reconciles GAAP compensation, benefits and profit share to non-GAAP CBP for the periods presented.
Change in Non-GAAP Expenses between Three Months Ended
March 31, 2009 and March 31, 2008
(U.S. dollars in thousands)

	Three Months Ended March 31,
	2009	2008	Change
Non-GAAP expenses
GAAP compensation, benefits and profit share	$(146,657)	$(313,039)	$166,382
Add back: Acquisition-related compensation expense and other compensation costs	126,737	260,155	(133,418)

Non-GAAP CBP	(19,920)	(52,884)	32,964
GAAP general, administrative and other	(22,317)	(30,303)	7,986

Non-GAAP total expenses	$(42,237)	$(83,187)	40,950

Key ratios (based on non-GAAP measures)
Non-GAAP CBP / total GAAP net revenues and other income	38.5%	40.3%	(1.8%)
General, administrative and other / total GAAP net revenues and other income	43.2%	23.1%	20.1%

Non-GAAP total expenses / total GAAP net revenues and other income	81.7%	63.4%	18.3%

     Non-GAAP CBP decreased by $33.0 million, or 62.3%, to $19.9 million. The decrease was attributable primarily to lower employee compensation and benefits as well as lower discretionary bonus accruals and limited partner profit share which is related to our reduced alternative asset AUM at March 31, 2009 compared to March 31, 2008. General, administrative and other expenses decreased by $8.0 million due to the effects of a reduction in business scale, the impact of the Company’s cost reduction initiatives and a comparatively weak pound sterling currency reducing our reported US dollar equivalent of our sterling denominated general, administrative and other expenses during the first quarter of 2009.

Net Interest Expense
Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008
Change in Net Interest Expense between Three Months Ended
March 31, 2009 and March 31, 2008
(U.S. dollars in thousands)

	Three Months Ended March 31,
	2009	2008	Change
Interest income	$357	$3,086	$(2,729)
Interest expense	(2,947)	(7,129)	4,182

Net interest expense	$(2,590)	$(4,043)	1,453

     Net interest expense decreased by $1.5 million to $2.6 million driven primarily by decreased interest rates on our term loan and revolving credit facility, offset by lower cash balances and decreased deposit interest rates as compared to the first quarter of 2008.
Income Taxes
Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008
     Income tax decreased by $5.6 million to $0.6 million, predominantly driven by an increase in loss before income taxes. We calculate our effective tax rate on profit before tax and certain Acquisition-related expenses. For the three months ended March 31, 2009, we recognized approximately $126.7 million of Acquisition-related compensation expense, $118.9 million of which is not tax deductible, compared to approximately $260.2 million for the three months ended March 31, 2008, all of which is not tax deductible. We also recognized a realized loss on available-for-sale equity investments of $21.2 million which was also not tax deductible. Our loss/profit before tax and after adjusting for these non-tax deductible expenses was approximately a $1.0 million loss and $44.1 million profit for the three months ended March 31, 2009 and 2008, respectively. Our effective tax rate based on this measure was (63.4%) and 14.0% for the three months ended March 31, 2009 and 2008, respectively. Notwithstanding there being an overall taxable loss in this period, the negative tax rate in the first quarter of 2009 arises primarily due to there being a tax charge related to timing differences on share based compensation deductions accrued in accordance with FAS 109 principles and the actual tax deduction that arises on vesting, as well as a debit arising from a FIN 48 movement in the first quarter of 2009. These rates differ from the U.S. Federal rate of tax of 35% as our profits are predominantly outside the United States where lower tax rates apply.
Non-controlling Interests
     Non-controlling interest in the first quarter of 2009 was a credit of $21.4 million compared to a debit of $4.1 million in the first quarter of 2008. The change between the periods was due to:
•	A $22.0 million credit for the share of losses attributable to FA Sub 2 Exchangeable Shareholders under SFAS 160. There was no corresponding non-controlling interest movement in first quarter of 2008 as losses applicable to the FA Sub 2 Exchangeable Shareholders exceeded their interest in the equity capital of the subsidiary;

•	Cumulative dividends of $0.6 million accruing to FA Sub 2 Exchangeable Shareholders compared to cumulative dividends of $4.1 million accrued during the first quarter of 2008; and

•	The change in accounting policy related to the adoption of SFAS 160.

Adjusted Net Income
     As discussed above under “— Assessing Business Performance”, we present a non-GAAP adjusted net income measure. The table below reconciles net income to adjusted net income for the periods presented.
Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008
Change in Non-GAAP Adjusted Net Income between
Three Months Ended March 31, 2009 and March 31, 2008
(U.S. dollars in thousands)

	Three Months Ended March 31,
	2009	2008	Change
Derivation of non-GAAP adjusted net income
GAAP loss before non-controlling interest	$(141,685)	$(222,205)	$80,520
Add: Acquisition-related compensation expense	126,737	260,155	(133,418)
Add: Realized loss on available-for-sale investments	21,217	—	21,217
Deduct: Cumulative dividends	(595)	(4,129)	3,534
Deduct: tax effect of Acquisition-related compensation expenses	(355)	—	(355)

Non-GAAP adjusted net income	$5,319	$33,821	$(28,502)

     Adjusted net income decreased by $28.5 million to $5.3 million. This decrease in adjusted net income is due to lower management and administrative fees offset by lower compensation and general and administrative expenses.
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
     We expect that our cash on hand and cash flows from operating activities will satisfy our liquidity needs with respect to debt obligations and operating expenses over the next twelve months. We expect to meet our long-term liquidity requirements, including the repayment of our debt obligations, with net income, if any, and through the issuance of new debt, equity and/or equity-linked securities and incurrence of loans.
     We currently have $530 million outstanding under a 5-year amortizing term loan facility, of which the first principal payment is due in the second half of 2011. We also have a $40 million 5-year amortizing revolving credit facility which is fully drawn with the same syndicate of banks as the term loan facility. We are current on all required payments related to these loan facilities.
     As part of these credit facilities, we have two primary financial covenants to which we are required to adhere. The financial covenants require that we have fee paying AUM (fee paying AUM is approximately equal to our gross AUM) of at least $15 billion (which is measured annually on December 31 and increases $500 million per year until 2012) and that we maintain at the end of each fiscal quarter a leverage ratio of not more than 4.5:1 calculated on the basis of adjusted earnings before interest, taxes, depreciation and amortization (as defined in our credit agreement for the loan facilities) on a last twelve months basis. As of March 31, 2009 we were in compliance with our quarterly financial covenant of the loan facilities with a leverage ratio of 2.8:1.

     Our leverage ratio calculated as of March 31, 2009 is 2.8:1, which is (i) total debt outstanding of $570 million divided by (ii) the sum of (a) adjusted trailing twelve month net income of $100 million; (b) interest, taxes, depreciation and cumulative dividends of $38 million; and (c) non-cash equity compensation of $69 million.
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
     On May 11, 2009, the Company entered into an agreement to amend its existing term loan and revolving credit facilities. The effectiveness of the amendment is conditioned upon (i) the consummation of a capital raise, upon terms and conditions specified in the amendment, resulting in net cash proceeds to the Company of at least $150 million, (ii) the Company making a pro rata offer, at 60% of par, to purchase, upon terms and conditions specified in the amendment, from the lenders loans under the credit facilities which offer is accepted with respect to at least $150 million in outstanding principal amount of loans and (iii) other customary matters. If the amendment becomes effective, (i) the two financial covenants in the credit facility (minimum AUM and leverage ratios) will be eliminated; (ii) the Company will be required to use 50% of its excess cash flow (as defined in the amended Credit Agreement) quarterly to prepay the outstanding loans; (iii) the cash proceeds from the required capital raise must be used to fund the purchase of the loans purchased from the lenders; and (iv) the Company will be prohibited from making dividend payments to shareholders of the Company for one year from the date of the effectiveness of the amendment and thereafter, dividends to shareholders of the Company may be made only after the aggregate outstanding principal amount of the loans is less than $200 million.
     Due to decreases in AUM and changes in our AUM mix (resulting from a decline in AUM in higher fee paying alternative funds, the addition of the SGAM UK funds and an increase in 130/30 managed accounts), we expect that management and administration fees will trend lower in future quarters when compared to prior periods until AUM begins to increase or the AUM mix tends towards alternative products. Additionally, many of our funds have significant high water marks. Until these funds either generate investment returns that will overcome these high water marks, or these funds experience net inflows that carry no high-water marks and/or new funds are launched without high-water marks, our ability to generate performance fees in 2009 and beyond may be limited. We believe that we will be able to continue to scale down our cost infrastructure, if required, in order to maintain positive operating cash flow.
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
Operating Activities
     Our net cash used by operating activities was $72.7 million for the three months ended March 31, 2009 compared to $5.9 million provided by operating cash flows for the period ended March 31, 2008. These amounts primarily reflect cash-based fee income, less cash compensation, benefits and non-personnel costs and tax payments and distributions to limited partners.

     The $78.6 million decrease in net cash provided by operating activities between the periods was primarily attributable to the following:
•	Performance Fees. Performance fees are generally received every six months in the month following crystallization (i.e., 2009 operating cash flows will be the result of receipts of June 2009 and December 2008 performance fees). Lower December 2008 performance fees contributed $320.4 million to the decrease in operating cash flows compared to the same period in 2008.

•	Compensation, employee benefits and profit share. The most significant component of compensation, employee benefits and profit share is discretionary compensation and discretionary limited partner profit share paid during the year following the year in which the related business performance is achieved (i.e., 2009 compensation cash flows are largely influenced by discretionary compensation and discretionary limited partner profit share paid in respect of 2008 business performance). Operating cash flows from compensation, employee benefits and profit share were $316.5 million lower as a result of a reduction in the level of accrued compensation for the fiscal year ending December 31, 2008 compared to 2007.

•	General, Administrative and other. Cash flows from general, administrative and other expenses were $15.2 million higher than the comparative period.

•	Management and Administration Fees. Management and administration fees are largely received monthly and are driven by the average net AUM and fee rates in each fund and managed account. Management and administration fees contributed a decrease of $84.2 million due to lower average net AUM.

•	Net Interest Expense. Cash outflows from net interest expense decreased $1.5 million, driven by the effect of lower interest rates on debt outstanding offset by lower cash balances as compared to the same period in 2008.

•	Foreign Exchange. Changes in exchange rates, predominantly euro and sterling denominated monetary assets and liabilities, contributed a decrease of $8.3 million.

•	Tax. Tax payments decreased by $9.7 million due to lower income levels.
     This mismatch in timing between receipt of largely semi-annual performance fee revenues and the annual payment of associated discretionary compensation costs, when combined with the volatility of performance fee revenues can lead to substantial volatility and differences between net income and cash flows from operations.
Investing Activities
     Our net cash provided by investing activities was $35.4 million for the three months ended March 31, 2009 versus net cash used by investing activities of $3.3 million for the three months ended March 31, 2008.
     The majority of the increase relates to the proceeds from the redemption of a portion of the available-for-sale securities which contributed $35.7 million. In the first quarter of 2008, the Company acquired GLG Inc. for cash consideration of $2.5 million.
Financing Activities
     Our net cash used in financing activities was $64.4 million and $138.7 million for the three months ended March 31, 2009 and 2008, respectively. During the first quarter of 2009, the Company repurchased shares for an aggregate cost totaling $64.3 million. During the first quarter of 2008 the Company made distributions to former GLG Shareowners of $100 million in connection with the Acquisition and repurchased warrants for an aggregate cost of $37.6 million and repurchased shares for an aggregate cost of $3.5 million, partly financed by proceeds from warrant exercises of $2.6 million.

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
Impact on Management Fees*
     Our management fees are based on the AUM of the various GLG Funds and accounts that we manage, and, as a result, are impacted by changes in market risk factors. These management fees will be increased or reduced in direct proportion to the impact of changes in market risk factors on AUM in the related GLG Funds and accounts managed by us. A 10% change in the fair values of all of the investments held by the GLG Funds and managed accounts as of March 31, 2009 would impact future net management fees in the following four fiscal quarters by an aggregate of $11.6 million, assuming that there is no subsequent change to the investments held by the GLG Funds and managed accounts in those four following fiscal quarters.
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

Impact on Administration Fees *
     Our administration fees are generally based on the AUM of the GLG Funds and managed accounts to which they relate and, as a result, are impacted by changes in market risk factors. Our administration fees will generally increase given an increase in the market value of the investments in the relevant GLG Funds and managed accounts and decrease given a decrease in the market value of the investments in the relevant GLG Funds and managed accounts. A 10% increase/(decrease) in the fair values of all of the investments held by the GLG Funds and managed accounts as of March 31, 2009 would impact future net administration fees in the following four fiscal quarters by an aggregate of $2.8/($2.8) million, respectively, assuming there is no subsequent change to the investments held by the GLG Funds and managed accounts in those four following fiscal quarters.
Market Risk
     The GLG Funds and accounts managed by us hold investments that are reported at fair value as of the reporting date. Our AUM is a measure of the estimated fair values of the investments in the GLG Funds and managed accounts. Our AUM will therefore increase (or decrease) in direct proportion to changes in the market value of the total investments across all of the GLG Funds and managed accounts. A 10% change in the fair values of all of the investments held by the GLG Funds and managed accounts as of March 31, 2009 would impact our gross AUM by $1.54 billion and net AUM by $1.40 billion as of such date. This change will consequently affect our management fees, performance fees and administration fees as described above.
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

*	AUM used in impact calculations does not include the approximately $2.8 billion sub-advisory mandate from Société Générale Asset Management UK.

Interest Rate Risk
     The GLG Funds and accounts managed by us hold positions in debt obligations and derivatives thereof, some of which accrue interest at variable rates and whose value is impacted by reference to changes in interest rates. Interest rate changes may therefore directly impact the AUM valuation of these GLG Funds and managed accounts, which may affect our management fees and performance fees as described above. Our long-term debt consists of our outstanding revolving and term loan credit facilities. Interest on the outstanding principal amounts is currently based on 1-month LIBOR plus the applicable margin of 1.25%, which is reset periodically and was 1.65% at May 8, 2009. A 10% change in the 1-month LIBOR would impact our interest expense by approximately $0.02 million for the 1-month period.

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
     There have not been any changes in our internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
      On January 25, 2008, the Autorité des Marchés Financiers (“AMF”) notified us of proceedings relating to our trading in the shares of Infogrames Entertainment (“Infogrames”) on February 8 and 9, 2006, prior to the issuance by Infogrames on February 9, 2006 of a press release announcing poor financial results. The AMF’s decision to initiate an investigation into our trades in Infogrames was based on a November 19, 2007 report prepared by the AMF’s Department of Market Investigation and Supervision (the “Infogrames Report”). According to the Infogrames Report, the trades challenged by the AMF generated an unrealized capital gain for us as of the opening on February 10, 2006 of €179,000. The AMF investigation relates solely to the conduct of a former employee; however, we were named as the respondent. If sustained, the charge against us could give rise to an administrative fine under French securities laws. We filed our response to the Infogrames Report on May 23, 2008. The matter is currently pending with the Rapporteur, who will decide based on the Infogrames Report, our response and his own investigation whether to proceed with formal charges.
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
Item 1A. Risk Factors.
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
     Our business is materially affected by conditions in the global financial markets and economic conditions throughout the world that are outside our control, such as interest rates, availability of credit, inflation rates, economic uncertainty, changes in laws (including laws relating to taxation, regulation of hedge funds and trading in securities), trade barriers, commodity prices, currency exchange rates and controls and national and international political circumstances (including wars, terrorist acts or security operations). Recently, global credit and other financial markets have suffered and continue to suffer substantial stress, volatility, illiquidity and disruption. Market turbulence reached unprecedented levels during the third and fourth quarters of 2008, as loss of investor confidence in the financial system resulted in an historically unprecedented lack of liquidity, decline in asset values, and the bankruptcy or acquisition of, or government assistance to, several major domestic and international financial institutions. These factors, combined with volatile commodity prices and foreign exchange rates, contributed to recessionary economic conditions globally and a deterioration in consumer and corporate confidence and could further exacerbate the overall market disruptions and risks to market participants, including the GLG Funds and managed accounts. These market conditions may affect the level and volatility of securities prices and the liquidity and the value of investments in the GLG Funds and managed accounts, and we may not be able to or may choose not to manage our exposure to these market conditions.
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

•	Performance fees, which historically have comprised a substantial portion of our annual revenues, are largely contingent on the GLG Funds and managed accounts generating positive annual investment performance in excess of “high water marks” or generating investment performance in excess of certain benchmarks. We may be unable to reach profitability in the future without substantial growth in performance fees.
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
     Competition for investment professionals in the asset management industry is intense. We have set compensation at levels that we believe are competitive against compensation offered by other alternative asset managers and leading investment banks against whom we compete for senior management and other key personnel, principally those located in London, while taking into account the performance of the GLG Funds and managed accounts. We believe these forms of remuneration are important to align the interests of our senior management and key personnel with those of investors in the GLG Funds. However, even if we earn low or no performance fees, we may be required to pay significant compensation and limited partner profit share to retain our key personnel. In these circumstances, these amounts may represent a greater percentage of our revenues than they have historically.
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
     As a result of the recent market developments and the potential for increased and continuing disruptions and the resulting uncertainty during the second half of 2008, we experienced an increase in the level of redemptions from the GLG Funds and managed accounts. Redemption rates may stay elevated globally while market conditions remain unsettled. If the level of redemption activity persists at above normal levels, it could become more difficult to manage the liquidity requirements of the GLG Funds, making it more difficult or more costly for the GLG Funds to liquidate positions rapidly to meet margin calls, redemption requests or otherwise. In addition to the impact on the market value of AUM, the illiquidity and volatility of the global financial markets have negatively affected our ability to manage inflows and outflows from the GLG Funds. Our ability to attract new capital to existing GLG Funds or to develop investment platforms may be limited during this period. The temporary closures of securities exchanges in certain foreign markets, such as Brazil and Russia, could further negatively impact the liquidity of the GLG Funds that invest in those markets. The respective boards of directors of the GLG Funds have the right to restrict redemptions from the GLG Funds for certain periods in the event of certain limited circumstances, as specified in the prospectuses for the respective GLG Funds. Several alternative asset managers, including us, have recently exercised similar rights with respect to the funds they manage and we have and may in the future recommended that the boards of directors of certain of the GLG Funds exercise the rights available to them. The exercise of these rights may have an adverse effect on the ability of the GLG Funds to attract additional AUM.
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
     Investors worldwide have reduced or eliminated their investments in many asset classes as confidence in the global financial system has eroded. These actions have resulted in increased redemptions for the asset management industry worldwide, including hedge funds. Redemption rates may stay elevated globally while market conditions remain unsettled. The GLG Funds and managed accounts are not immune to this trend and significant, additional redemptions from the GLG Funds and managed accounts that are not specifically related to investment performance may occur, which would reduce our AUM, net revenues and net income. For example, to the extent the GLG Funds have fund of hedge fund investments from aggregators who are themselves faced with client redemptions, those aggregators may choose to or be forced to redeem from the GLG Funds to obtain liquidity for their redeeming clients. In addition, our ability to attract new capital to existing GLG Funds or developing investment platforms may be limited during this period.
We are dependent on the continued services of Noam Gottesman, Pierre Lagrange and Emmanuel Roman (the “Principals”) and other key personnel. The loss of key personnel could have a material adverse effect on us.
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
During 2008, we added a number of new portfolio managers for the GLG Funds, including for the emerging markets, macro, distressed debt and special situations strategies. On April 3, 2009, we completed the acquisition of Société Générale Asset Management UK (“SGAM UK”), Société Générale’s UK long-only asset management business. The acquisition includes SGAM UK’s operations, which had approximately $6.8 billion of AUM as of March 31, 2009, and its investment and support staff, based primarily in London. In March 2009, GLG Partners LP became the investment manager of the funds and accounts managed by Pendragon Capital, whose founders have joined us as portfolio managers. Integrating these new portfolio managers and their teams, operations, funds and accounts may be expensive, time-consuming and a further strain on our resources and may not be successful. The diversion of management’s attention and any delays or difficulties encountered in connection with these acquisitions and the integration of these portfolio managers, operations, funds and accounts may have an adverse effect on our business, results of operations or financial condition.
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
     Our reputation is one of our most important assets. Our relationships with individual and institutional investors and other significant market participants are very important to our business. Any deterioration in our reputation held by one or more of these market participants could lead to a loss of business or a failure to win new fund mandates. For example, we are exposed to the risk that litigation, regulatory action, misconduct, operational failures, negative publicity or press speculation, whether or not valid, could harm our reputation. Factors that could adversely affect our reputation include but are not limited to:
•	fraud, misconduct or improper practice by any of our personnel, including failure to comply with applicable regulations or non-adherence by a portfolio manager to the investment guidelines applicable to each GLG Fund. Such actions can be particularly detrimental in the provision of financial services and could involve, for example, fraudulent transactions entered into for a client’s account, diversion of funds, the intentional or inadvertent release of confidential information or failure to follow internal procedures. Such actions could expose us to financial losses resulting from the need to reimburse customers or other business partners or as a result of fines or other regulatory sanctions, and may significantly damage our reputation;

•	failure to manage inside information. We frequently trade in multiple securities of the same issuer. In the course of transactions involving these securities, we may receive inside information in relation to certain issuers. If we do not sufficiently control the use of this inside information or any other inside information we receive, we and/or our employees could be subject to investigation and criminal or civil liability;

•	failure to manage conflicts of interest. As we have expanded the scope of our business and client base, we have been increasingly exposed to potential conflicts of interest. If we fail, or appear to fail, to deal appropriately with conflicts of interest, we could face significant damage to our reputation, litigation or regulatory proceedings or penalties;

•	restricting redemptions from certain GLG Funds. The GLG Funds have the right to restrict redemptions from the GLG Funds for certain periods in the event of certain limited circumstances as specified in the prospectuses for the respective GLG Funds. The exercise of these rights to restrict redemptions may be perceived as a weakness and fund investors may suffer a reduced ability to withdraw their original investments in the affected GLG Funds, resulting in significant reputational damage and could lead to a reduction in investments in the GLG Funds and hinder our ability to attract new investments. In addition, it may prompt fund investors to redeem their existing investments in other GLG Funds that have not elected to exercise these rights. As of December 31, 2008, approximately $1.5 billion of AUM were in GLG Funds for which the related fund boards of directors had suspended redemptions, which had increased to approximately $1.7 billion of AUM as of March 31, 2009. The funds included: The GLG MMI Enhanced II Fund, GLG Global Utilities Fund, GLG Credit Fund, GLG MMI Enhanced Fund, GLG Multi-Strategy Fund, GLG Market Neutral Fund and GLG Event Driven Fund. We continue to receive full management and administration fees related to these funds; and

•	side-pocketing certain illiquid private placement and other not readily realizable investments. Certain GLG Funds have and may in the future side-pocket certain private placement and other not readily realizable investments into separate special asset vehicles, providing investors with illiquid interests in the new special asset vehicles in lieu of returning their invested capital. As fund investors suffer a reduced ability to withdraw their original investments from the GLG Funds due to this side pocketing, our reputation may be subject to substantial damage. This reputational harm may hinder our ability to obtain new investments and may prompt investors to redeem their existing investments in other GLG Funds or managed accounts.
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
     We generate a significant proportion of our revenue from a small number of our top clients. As of March 31, 2009, the assets of our top individual client accounted for approximately 5% of our net AUM. As of March 31, 2009, our largest institutional investor account represented approximately 11% of our net AUM, with the top five accounts collectively contributing approximately 28% of our net AUM. The loss of all or a substantial portion of the business provided by one or more of these clients would have a material impact on the income we derive from management and performance fees and consequently have a material adverse effect on our business, results of operations or financial condition. We may be subject to regulatory investigation or enforcement action or a change in regulation in the jurisdictions in which we operate.
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
     On June 21, 2007, the Autorité des Marchés Financiers (“AMF”), the French securities regulator, imposed a fine of €1.5 million (or approximately $2.0 million) against us in connection with our trading in the shares of Vivendi Universal S.A. (“Vivendi”) based on confidential information prior to a November 14, 2002 issuance of Vivendi notes which are mandatorily redeemable for Vivendi convertible securities. We appealed this decision to the Court of Appeals (First Chamber) in Paris and the Conseil d’Etat on August 21, 2007. On November 26, 2008, the Court of Appeals issued a ruling dismissing our appeal. The fine was paid in 2008.
     On January 25, 2008, the AMF notified us of proceedings relating to GLG’s trading in the shares of Infogrames Entertainment (“Infogrames”) on February 8 and 9, 2006, prior to the issuance by Infogrames on February 9, 2006 of a press release announcing poor financial results. The AMF’s decision to initiate an investigation into GLG’s trades in Infogrames was based on a November 19, 2007 report prepared by the AMF’s Department of Market Investigation and Supervision (the “Infogrames Report”). According to the Infogrames Report, the trades challenged by the AMF generated an unrealized capital gain for GLG as of the opening on February 10, 2006 of €179,000. The AMF investigation of us relates solely to the conduct of a former employee; however, we were named as the respondent. If sustained, the charge against us could give rise to an administrative fine under French securities laws up to ten times the alleged illicit gains, as well. We filed our response to the Infogrames Report on May 23, 2008. The matter is currently pending with the Rapporteur, who will decide based on the Infogrames Report, our response and his own investigation whether to proceed with formal charges.
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
     In addition, we are exposed to risks of litigation or investigation relating to transactions which present conflicts of interest that are not properly addressed. In such actions, we would be obligated to bear legal, settlement and other costs (which may be in excess of available insurance coverage). Although we would be indemnified by the GLG Funds, our rights to indemnification may be challenged. If we are required to incur all or a portion of the costs arising out of litigation or investigations as a result of inadequate insurance proceeds or failure to obtain indemnification from the GLG Funds, our results of operations, financial condition and liquidity would be materially adversely affected. Each of the GLG Funds is structured as a limited liability company or unit trust, incorporated in the Cayman Islands, Ireland or Luxembourg. The laws of these jurisdictions, particularly with respect to shareholders rights, partner rights and bankruptcy, differ from the laws of the United States and could change, possibly to the detriment of the GLG Funds and us.
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
     Institutional and individual clients, and firms and agencies with which we have strategic alliances, can terminate their relationships with us for various reasons, including unsatisfactory investment performance, interest rate changes and financial market performance. Termination of these relationships could have a material adverse effect on our business, results of operations and financial condition. Each of the GLG Funds has appointed either GLG Partners (Cayman) Limited (in the case of Cayman Islands funds and the Luxembourg fund) or GLG Partners Asset Management Limited (in the case of the Irish funds) as the manager under the terms of a management agreement, which is terminable on not less than 30 days’ written notice by either party (i.e., the fund or the manager) or immediately in certain circumstances. For each GLG Fund, the manager has appointed GLG Partners LP as investment manager under the terms of an investment management agreement, which is terminable on not less than 30 days’ written notice by either party (i.e., the manager or the investment manager) or immediately in certain circumstances. The articles of association of each GLG Fund generally provide that the fund cannot terminate the management agreement unless holders of not less than 50% of the outstanding issued share capital (or in certain GLG Funds, voting shares) have previously voted in favor of the termination at a general meeting of the fund.
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
     We have used a significant amount of borrowings to finance our business operations as a public company, including for the provision of working capital, warrant and share repurchases, making minimum tax distributions and limited partner profit share distributions, acquisition financing and general business purposes. This exposes us to the typical risks associated with the use of substantial leverage, including those discussed below under “— Risks Related to the GLG Funds — There are risks associated with the GLG Funds’ use of leverage.” These risks could result in an increase in our borrowing costs and could otherwise adversely affect our business in a material way. In addition, when our credit facilities expire, we will need to negotiate new credit facilities with our existing lenders, replace them by entering into credit facilities with new lenders or find other sources of liquidity, and there is no guarantee that we will be able to do so on attractive terms or at all, particularly given the current crisis in the credit markets. See Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 for a further discussion of our liquidity.
An increase in our borrowing costs may adversely affect our earnings and liquidity.
     We have borrowed an aggregate of $570.0 million under our revolving credit and term loan facilities. When these facilities become due on November 2, 2012, we will be required to refinance them by entering into new credit facilities or issuing debt securities, which could result in higher borrowing costs, or issuing equity, which would dilute existing stockholders. We could also repay some or all of the revolving credit and term loan facilities by using cash on hand or cash from the sale of our assets provided sufficient cash and/or assets are available for such purposes. No assurance can be given that we will be able to enter into new credit facilities or issue debt or equity securities in the future on attractive terms, or at all, particularly given the current crisis in the credit markets, or that we will have sufficient cash on hand to repay the revolving credit and term loan facilities.
     The term loans and revolving loans bear interest at a floating interest rate (currently 1.65%) based on 1-month LIBOR plus the applicable margin (currently 1.25%) based on certain financial ratios applicable to us and our consolidated subsidiaries. If certain pending amendments to the terms of our credit facilities become effective, the applicable margin will be equal to (1) 1.50% when interest is determined by reference to Citibank’s base rate, the adjusted certificate of deposit rate or the federal funds effective rate and (2) 2.50% when interest is determined by reference to LIBOR, in each case, subject to certain adjustments under the Credit Agreement, and will no longer be based on the financial ratios applicable to us and our subsidiaries. As such, the interest expense we incur will vary with changes in the applicable base rate. An increase in interest rates would adversely affect the market value of any fixed-rate debt investments and/or subject them to prepayment or extension risk, which may adversely affect our earnings and liquidity.
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
     Our business is subject to regulation by various regulatory authorities that are charged with protecting the interests of our customers. The activities of certain GLG entities are regulated primarily by the Financial Services Authority (“FSA”) in the United Kingdom and are also subject to regulation in the various other jurisdictions in which it operates, including the Irish Financial Services Regulatory Authority, the Cayman Islands Monetary Authority and the Commission de Surveillance du Secteur Financier in Luxembourg. The activities of GLG Inc. are regulated by the SEC following its registration as a U.S. investment adviser in January 2008. In addition, the GLG Funds are subject to regulation in the jurisdictions in which they are organized. These and other regulators in these jurisdictions have broad regulatory powers dealing with all aspects of financial services including, among other things, the authority to make inquiries of companies regarding compliance with applicable regulations, to grant — and in specific circumstances to vary or cancel — permits and to regulate marketing and sales practices, advertising and the maintenance of adequate financial resources. We are also subject to applicable anti-money laundering regulations and net capital requirements in the jurisdictions in which we operate.
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
     The regulatory environment continues to be turbulent as regulators globally respond to the financial crisis. There is an extraordinary volume of regulatory discussion papers, draft directives and proposals being issued globally and these initiatives are not always coordinated. Further, while all of the major reports that analyzed the crisis in-depth, including the de Larosiere report and the Turner Review, concluded that hedge funds neither caused nor played a significant role in the crisis, we have to be aware that hedge funds are still under the spotlight and seem to be the subject of political and media rhetoric in Europe.
     Currently, work is being undertaken by the G20, IOSCO and the Financial Stability Board. The European Commission has issued a draft Directive on Alternative Investment Fund Managers, recommendations on directors’ pay and pay for the financial services sector and proposals on packaged retail investment products. In addition, the FSA has issued a discussion paper entitled A Regulatory Response to the Global Banking Crisis (which accompanied the Turner Review) as well as undertaking an exercise to collect data to assess the systemic risk that hedge funds may or may not pose. The Bank of England is also collecting data on the systemic risk of hedge funds.
     Should we or the GLG Funds become subject to such additional regulations, our business could be significantly curtailed and our performance may be adversely affected.
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
     The net direct exposure of each GLG Fund to LBIE and the other entities in the Lehman Brothers group is reflected in the net asset value of each fund and carried at fair value. The fair value of the exposure is determined on the basis of the best information available to us from time to time, legal and professional advice obtained for the purpose of determining the rights and obligations of each GLG Fund, and on the basis of a number of assumptions which we believe to be reasonable, including that:
•	amounts which LBIE was required to treat as client money under the rules of the U.K. Financial Services Authority and not use in the course of its business were and are, in fact, so held, and that any shortfall in recoveries of client monies will not exceed reserves established to date by the GLG Funds;

•	even though LBIE or its affiliates may be entitled to withhold assets to satisfy any net indebtedness owed to them, there will be no material shortfall in the recovery of assets held on trust by LBIE as a custodian, or by LBI as a sub-custodian for LBIE, or by any other sub-custodian appointed by LBIE with regard to the assets of a GLG Fund;

•	the information we have received to date from the administrators of LBIE in relation to the re-hypothecation of GLG Fund assets by LBIE is true and accurate;

•	unsettled transactions between GLG Funds and LBIE at the time LBIE entered into administration proceedings will be determined on the basis of a cash settlement of those trades, in accordance with contractual agreements between the affected GLG Fund and LBIE, or cancelled, in each case, as determined by us;

•	the cash settlement amounts for terminated over-the-counter derivatives and other transactions will be as determined by us in accordance with contractual documentation;

•	the recovery on amounts estimated to be unsecured claims against LBIE will not be materially greater or lesser than currently estimated by the GLG Funds; and

•	there are no other facts or factors, which if known to us, would lead us to conclude that the business of LBIE was conducted otherwise than in accordance with the contractual documentation or that any of our assumptions is incorrect.
     The fair value of the exposure is reviewed regularly, including the assumptions, with the relevant GLG Fund’s directors, independent administrator and independent auditors, and updated as necessary.
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
     As a consequence of the administration of LBIE and the liquidation proceedings under the Securities Investor Protection Act of 1970, as amended, of LBI, our private clients have been unable to access their assets, including all securities and cash, in their respective accounts with LBIE or LBI managed by us. To the extent our private clients’ assets constitute securities held in custody by LBIE or LBI, we believe the clients should recover these securities to the extent these securities do not collateralize amounts owing by our clients to LBIE or LBI. To the extent our private clients’ assets constitute cash held by LBIE as client money, we believe the clients should recover in the same proportion as all LBIE clients recover client money, with any shortfall possibly (but we cannot say with certainty) resulting in an unsecured claim against the LBIE estate. To the extent private clients are owed amounts under trading contracts with LBIE or LBI, we believe such amounts will constitute unsecured claims against LBIE or LBI, as the case may be. Notwithstanding the foregoing, the position of any individual private client will depend on the facts and circumstances surrounding such private client’s claims, as well as their particular legal rights and obligations pursuant to their agreements with LBIE or LBI.
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
     Our Principals, the trustees of their respective trusts (the “Trustees”) and certain of the equity holders of the entities acquired in the Acquisition (the “GLG Shareowners”) who have entered into a voting agreement beneficially own shares of our common stock and Series A voting preferred stock which collectively represent approximately 52% of our voting power. Accordingly, they have the ability to elect our board of directors and thereby control our management and affairs. Therefore, we are a “controlled company” for purposes of Section 303(A) of the NYSE Listed Company Manual.
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
     Provisions in our organizational documents make it more difficult and expensive for a third party to acquire control of us even if a change of control would be beneficial to the interests of our stockholders. For example, our organizational documents require advance notice for proposals by stockholders and nominations, place limitations on convening stockholder meetings and authorize the issuance of preferred shares that could be issued by our board of directors to thwart a takeover attempt. In addition, our organizational documents require the affirmative vote of at least 66-2/3% of the combined voting power of all outstanding shares of our capital stock entitled to vote generally, voting together as a single class, to adopt, alter, amend or repeal our by-laws; remove a director (other than directors elected by a series of our preferred stock, if any, entitled to elect a class of directors) from office, with or without cause; and amend, alter or repeal certain provisions of our certificate of incorporation which require a stockholder vote higher than a majority vote, including the amendment provision itself, or to adopt any provision inconsistent with those provisions.
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
     If prevailing market and business conditions or similar ones continue to exist or worsen, we could experience continuing or adverse effects on our business, results of operations or financial condition, which could significantly depress the trading price of our common stock.
We have announced that we do not intend to pay, and may not be able to pay in the future, dividends on our common stock.
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
     In addition, we are bound by certain financial covenants relating to our debt obligations. These financial covenants require that we have fee paying AUM on December 31, 2008 of at least $15 billion, which is tested annually on December 31 and increases $500 million per year until 2012, and that we maintain at the end of each fiscal quarter a leverage ratio of not more than 4.5:1, which is calculated on the basis of adjusted earnings before interest, taxes, depreciation and amortization on a last twelve months basis. While we were in compliance with these financial covenants as of the applicable dates, there can be no assurance that we will continue to be able to comply with these covenants in the future. Failure to comply with these financial covenants could result in adverse consequences, including the acceleration of our indebtedness. Factors that may affect our ability to comply with these financial covenants include:
•	the performance of the GLG Funds prior to the end of each relevant measurement period;

•	future net inflows and outflows;

•	currency movements — principally Euro versus the U.S. dollar; and,

•	the level of our cash compensation and general and administration expenses.
     Upon the effectiveness of certain pending amendments to the terms of our credit facility the financial covenants will be eliminated and will no longer be applicable to us or our consolidated subsidiaries.
As a result of the Acquisition, we incur significant non-cash amortization charges related to equity-based compensation expense associated with the vesting of certain equity-based awards, which reduces our net income and may result in further net losses.
     Compensation and benefits post-acquisition reflect the amortization of a significant non-cash equity-based compensation expense associated with the vesting of equity-based awards over the next four years. The compensation and benefits expense relates to the 10,000,000 shares of our common stock issued for the benefit of our employees, service providers and certain key personnel under our 2007 Restricted Stock Plan; 33,000,000 shares of our common stock and $150 million in cash and promissory notes issued for the benefit of certain of our key personnel participating in our equity participation plan; and 77,604,988 shares of common stock and 58,904,993 exchangeable Class B ordinary shares of FA Sub 2 Limited, our wholly owned subsidiary, subject to an agreement among our principals and trustees. These shares are subject to certain vesting and forfeiture provisions, and the related share-based compensation expenses are being recognized on a straight-line basis over the requisite service period. This treatment under GAAP reduces our net income and may result in further net losses in future periods.
Fulfilling our obligations as a public company will be expensive and time consuming.
     As a public company, we are required to prepare and file periodic and other reports with the SEC under applicable U.S. federal securities laws and to comply with other requirements of U.S. federal securities laws, such as establishing and maintaining disclosure controls and procedures and internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002. In addition, under the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC, as well as the rules of the NYSE, we are required to maintain certain corporate governance practices and to adhere to a variety of reporting requirements and accounting rules. Compliance with these obligations requires significant time and resources from our management and our finance and accounting staff, may require additional staffing and infrastructure and will make some activities more time consuming and costly. We incur significant legal, accounting, insurance and financial costs as a public company. As a result of the increased costs associated with being a public company, our operating income as a percentage of revenue is likely to be lower.
The failure to address actual or perceived conflicts of interest that may arise as a result of the investment by the Principals and other key personnel of at least 50% of the after-tax cash proceeds they received in the Acquisition in GLG Funds, may damage our reputation and materially adversely affect our business.
     As a result of the $311 million of net AUM that the Principals, the Trustees and certain key personnel have invested in the GLG Funds as of March 31, 2009, other investors in the GLG Funds may perceive conflicts of interest regarding investments in the GLG Funds in which the Principals, the Trustees and other key personnel are personally invested. Actual or perceived conflicts of interests could give rise to investor dissatisfaction or litigation and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with these conflicts of interest. Investor dissatisfaction or litigation in connection with conflicts of interest could materially adversely affect our reputation and our business in a number of ways, including as a result of redemptions by investors from the GLG Funds and a reluctance of counterparties do business with us.
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
     Excluding 12,000,003 warrants beneficially owned by our founders and their affiliates, which are not currently exercisable, as of May 7, 2009, there were 42,484,674 outstanding warrants to purchase shares of common stock, which were exercisable beginning on December 21, 2007. These warrants would only be exercised if the $7.50 per share exercise price is below the market price of our common stock. To the extent they are exercised, additional shares of our common stock will be issued, which will result in dilution to our stockholders and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our shares.
Risks Related to Taxation
Our effective income tax rate depends on various factors and may increase as our business expands into countries with higher tax rates or as we repatriate more profits to the U.S.
     There can be no assurance that we will continue to have a low effective income tax rate. We are a U.S. corporation that is subject to the U.S. corporate income tax on its taxable income. Our low effective tax rate is primarily attributable to the asset basis step-up resulting from the GLG acquisition and the associated 15-year goodwill amortization deduction for U.S. tax purposes. Going forward, our effective income tax rate will be a function of our overall earnings, the income tax rates in the jurisdictions in which our entities do business, the type and relative amount of income earned by our entities in these jurisdictions and the timing and amount of repatriation of profits back to the United States in the form of dividends. We expect that our effective income tax rate may increase as our business expands into countries with higher tax rates. In addition, allocation of income among business activities and entities is subject to detailed and complex rules and depends on the facts and circumstances. No assurance can be given that the facts and circumstances or the rules will not change from year to year or that taxing authorities will not be able to successfully challenge such allocations.
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
     Our subsidiary FA Sub 3 Limited incurred debt to finance the GLG acquisition and is claiming a deduction for U.K. tax purposes for the interest expense incurred on such debt. If the interest expense incurred by FA Sub 3 Limited cannot be fully utilized for U.K. tax purposes against U.K. income, our U.K. tax liability might increase significantly. See also “— Our tax position might change as a result of a change in tax laws.” below for a discussion of U.K. government proposals on interest deductibility.
Recent changes in U.K. tax laws may impact our ability to recruit, maintain and motivate our current and future personnel working in the United Kingdom.
     As a result of recent proposed increases in the marginal rates of taxation in the United Kingdom, in order to recruit and retain future and existing personnel working in the United Kingdom, we may need to increase the level of compensation that we pay to them. This may result in an increase in our total employee compensation and benefits expense as a percentage of our total revenue and adversely affect our profitability.
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
     Following the publication of a discussion document entitled “Taxation in the foreign profits of companies” on June 21, 2007, the U.K. government published draft legislation and guidance on December 9, 2008. The draft legislation included the introduction of a worldwide debt cap which may restrict the deductibility of interest expense incurred by U.K. resident entities. The draft legislation is designed to ensure that the U.K. corporation tax deductions for financing costs do not exceed the worldwide external finance costs of the group. The draft legislation has been included in the U.K.’s Finance Bill 2009, which was published on 30 April 2009, and in the event that the bill becomes law in its current form the debt cap will have effect in relation to periods of account beginning on or after 1 January 2010. No assurances can be given that the legislation, if and when enacted, will not restrict the ability of our subsidiary FA Sub 3 Limited to claim a tax deduction for the full amount of its interest expense.
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
     President Obama and the U.S. Treasury Department proposed, on May 5, 2009, changing certain of the U.S. tax rules for U.S. corporations doing business outside the United States. The proposed changes would limit the ability of U.S. corporations to deduct expenses attributable to offshore earnings, modify the foreign tax credit rules and further restrict the ability of U.S. corporations to transfer funds between foreign subsidiaries without triggering U.S. income tax. Although the scope of the proposed changes is unclear, it is possible that these or other changes in the U.S. tax laws could increase our U.S. income tax liability and adversely affect our profitability.
     No assurances can be given that the U.S. Congress might not enact other tax law changes that would adversely effect us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Share Repurchases
     On November 2, 2007, we initiated a $100.0 million repurchase program for shares of our common stock and warrants to purchase common stock which was approved by our Board of Directors effective through May 2, 2008. On February 4, 2008, the Board of Directors approved an increase of our repurchase program by an additional $100.0 million and extended the program through August 31, 2008, and subsequently through February 4, 2009, and most recently through August 2, 2009. Approximately $45 million remains available under the program for the repurchase of common stock and warrants as of March 31, 2009. Our repurchase program allows management to repurchase shares and warrants at its discretion.
     The table below sets forth information with respect to purchases made on behalf of the Company of Company common stock during the three months ended March 31, 2009.

			Total Number	Maximum
			of Shares	Approx. Dollar
			Purchased as	Value of Shares
			Part of Publicly	that may yet be
	Total Number		Announced	Purchased
	Shares	Average Price	Plans or	Under the Plans
Period	Repurchased	Paid Per Share	Programs	or Programs
January 1-31, 2009	33,468	$2.42	33,468	$109,299,199.49
February 1-29, 2009	28,290,535	2.27	28,290,535	45,079,685.04
March 1-31, 2009	20,652	2.26	20,652	45,033,011.52
Total	28,344,655		28,344,655

Item 6. Exhibits

Exhibit No.	Description

10.1.1	Letter Agreement dated as of March 24, 2009 between the Company and Noam Gottesman, filed as Exhibit 10.1.1 to the Company’s Current Report on Form 8-K filed March 26, 2009 (File No.001-33217), is incorporated herein by reference.

10.1.2	Letter Agreement dated as of March 24, 2009 between GLG Partners LP and Noam Gottesman, filed as Exhibit 10.1.2 to the Company’s Current Report on Form 8-K filed March 26, 2009 (File No.001-33217), is incorporated herein by reference.

10.1.3	Letter Agreement dated as of March 24, 2009 between GLG Partners Services LP and Noam Gottesman, filed as Exhibit 10.1.3 to the Company’s Current Report on Form 8-K filed March 26, 2009 (File No.001-33217), is incorporated herein by reference.

10.2.1	Letter Agreement dated as of March 24, 2009 between the Company and Emmanuel Roman, filed as Exhibit 10.2.1 to the Company’s Current Report on Form 8-K filed March 26, 2009 (File No.001-33217), is incorporated herein by reference.

10.2.2	Letter Agreement dated as of March 24, 2009 between GLG Partners LP and Emmanuel Roman, filed as Exhibit 10.2.2 to the Company’s Current Report on Form 8-K filed March 26, 2009 (File No.001-33217), is incorporated herein by reference.

10.2.3	Letter Agreement dated as of March 24, 2009 between GLG Partners Services LP and Emmanuel Roman, filed as Exhibit 10.2.3 to the Company’s Current Report on Form 8-K filed March 26, 2009 (File No.001-33217), is incorporated herein by reference.

10.3.1	Letter Agreement dated as of March 24, 2009 between GLG Partners LP and Pierre Lagrange, filed as Exhibit 10.3.1 to the Company’s Current Report on Form 8-K filed March 26, 2009 (File No.001-33217), is incorporated herein by reference.

10.3.2	Letter Agreement dated as of March 24, 2009 between GLG Partners Services Limited and Pierre Lagrange, filed as Exhibit 10.3.2 to the Company’s Current Report on Form 8-K filed March 26, 2009 (File No.001-33217), is incorporated herein by reference.

10.4.1	Non-Competition Agreement dated as of November 2, 2007 between the Company and Noam Gottesman.

10.4.2	Schedule identifying agreements substantially identical to the Non-Competition Agreement constituting Exhibit 10.4.1 hereto entered into between the Company and certain persons.

10.5.1	Amendment No. 1 to the Credit Agreement, dated as of June 5, 2008, among the Company, FA Sub 1 Limited, FA Sub 2 Limited and FA Sub 3 Limited, each a subsidiary of the Company, Citicorp USA, Inc., as administrative agent, and the other lenders party thereto.

10.5.2	Amendment No. 2 to the Credit Agreement, dated as of April 28, 2009, among the Company, FA Sub 1 Limited, FA Sub 2 Limited and FA Sub 3 Limited, each a subsidiary of the Company, Citicorp USA, Inc., as administrative agent, and the other lenders party thereto.

31.1	Certification of Periodic Report by the Co-Chief Executive Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act.

31.2	Certification of Periodic Report by the Co-Chief Executive Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act.

31.3	Certification of Periodic Report by the Chief Financial Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act.

32.1	Certification of Periodic Report by the Co-Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Periodic Report by the Co-Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.3	Certification of Periodic Report by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLG PARTNERS, INC. (Registrant)
Date: May 11, 2009	By	/s/ Noam Gottesman
		Name:	Noam Gottesman
		Title:	Chairman of the Board and Co-Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1.1	Letter Agreement dated as of March 24, 2009 between the Company and Noam Gottesman, filed as Exhibit 10.1.1 to the Company’s Current Report on Form 8-K filed March 26, 2009 (File No.001-33217), is incorporated herein by reference.

10.1.2	Letter Agreement dated as of March 24, 2009 between GLG Partners LP and Noam Gottesman, filed as Exhibit 10.1.2 to the Company’s Current Report on Form 8-K filed March 26, 2009 (File No.001-33217), is incorporated herein by reference.

10.1.3	Letter Agreement dated as of March 24, 2009 between GLG Partners Services LP and Noam Gottesman, filed as Exhibit 10.1.3 to the Company’s Current Report on Form 8-K filed March 26, 2009 (File No.001-33217), is incorporated herein by reference.

10.2.1	Letter Agreement dated as of March 24, 2009 between the Company and Emmanuel Roman, filed as Exhibit 10.2.1 to the Company’s Current Report on Form 8-K filed March 26, 2009 (File No.001-33217), is incorporated herein by reference.

10.2.2	Letter Agreement dated as of March 24, 2009 between GLG Partners LP and Emmanuel Roman, filed as Exhibit 10.2.2 to the Company’s Current Report on Form 8-K filed March 26, 2009 (File No.001-33217), is incorporated herein by reference.

10.2.3	Letter Agreement dated as of March 24, 2009 between GLG Partners Services LP and Emmanuel Roman, filed as Exhibit 10.2.3 to the Company’s Current Report on Form 8-K filed March 26, 2009 (File No.001-33217), is incorporated herein by reference.

10.3.1	Letter Agreement dated as of March 24, 2009 between GLG Partners LP and Pierre Lagrange, filed as Exhibit 10.3.1 to the Company’s Current Report on Form 8-K filed March 26, 2009 (File No.001-33217), is incorporated herein by reference.

10.3.2	Letter Agreement dated as of March 24, 2009 between GLG Partners Services Limited and Pierre Lagrange, filed as Exhibit 10.3.2 to the Company’s Current Report on Form 8-K filed March 26, 2009 (File No.001-33217), is incorporated herein by reference.

10.4.1	Non-Competition Agreement dated as of November 2, 2007 between the Company and Noam Gottesman.

10.4.2	Schedule identifying agreements substantially identical to the Non-Competition Agreement constituting Exhibit 10.4.1 hereto entered into between the Company and certain persons.

10.5.1	Amendment No. 1 to the Credit Agreement, dated as of June 5, 2008, among the Company, FA Sub 1 Limited, FA Sub 2 Limited and FA Sub 3 Limited, each a subsidiary of the Company, Citicorp USA, Inc., as administrative agent, and the other lenders party thereto.

10.5.2	Amendment No. 2 to the Credit Agreement, dated as of April 28, 2009, among the Company, FA Sub 1 Limited, FA Sub 2 Limited and FA Sub 3 Limited, each a subsidiary of the Company, Citicorp USA, Inc., as administrative agent, and the other lenders party thereto.

31.1	Certification of Periodic Report by the Co-Chief Executive Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act.

31.2	Certification of Periodic Report by the Co-Chief Executive Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act.

31.3	Certification of Periodic Report by the Chief Financial Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act.

32.1	Certification of Periodic Report by the Co-Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Periodic Report by the Co-Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.3	Certification of Periodic Report by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.