Form 10-Q
period 2009-06-30
GLG Partners, Inc.
filed 2009-08-10
CIK 1365790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
As of August 5, 2009, there were 249,649,633 shares of the registrant’s common stock outstanding.

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
     The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us and speak only as of the date of such statement. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q and the following:
•	the volatility in the financial markets;

•	our financial performance;

•	market conditions for the investment funds we manage, which we refer to as the GLG Funds;

•	performance of GLG Funds, the related performance fees and the associated impacts on revenues, net income, cash flows and fund inflows and outflows;

•	the impact of net inflows on our mix of assets under management and the associated impacts on revenues;

•	the cost of retaining our key investment and other personnel or the loss of such key personnel;

•	risks associated with the expansion of our business in size and geographically;

•	operational risk, including counterparty risk;

•	litigation and regulatory enforcement risks, including the diversion of management time and attention and the additional costs and demands on our resources; and

•	risks associated with the use of leverage, investment in derivatives, availability of credit, interest rates and currency fluctuations,
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

i

GLG PARTNERS, INC.
INDEX

ii

GLG PARTNERS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(US Dollars in thousands, except per share amounts)

	June 30,	December 31,
	2009	2008

ASSETS

Current Assets
Cash and cash equivalents	$258,289	$316,195
Restricted cash	13,376	13,315
Fees receivable	74,896	42,106
Prepaid expenses and other assets	59,605	32,751

Total Current Assets	406,166	404,367

Non-Current Assets
Investments at fair value	32,773	65,484
Goodwill	587	587
Intangible assets (net of amortization of $833 and $0, respectively)	32,505	—
Property and equipment (net of accumulated depreciation and amortization of $13,607 and $11,505 respectively)	13,232	14,076
Other non-current assets	9,466	3,868

Total Non-Current Assets	88,563	84,015

Total Assets	$494,729	$488,382

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Rebates and sub-administration fees payable	$27,215	$26,234
Accrued compensation, benefits and profit share	71,309	148,531
Income taxes payable	19,027	15,633
Distributions payable	6,624	7,592
Accounts payable and other accruals	66,229	47,176
Revolving credit facility	12,281	40,000
Other liabilities	36,920	50,765

Total Current Liabilities	239,605	335,931

Non-Current Liabilities
Loan payable (including unamortized gain on modification of $24,920 and $0, respectively)	298,139	530,000
Convertible notes	228,500	—

Total Non-Current Liabilities	526,639	530,000

Total Liabilities	766,244	865,931

Stockholders’ Deficit:
Common stock, $.0001 par value per share; 1,000,000,000 authorized, 2009: 250,254,800 issued and outstanding (2008: 245,784,390 issued and outstanding)	24	24
Series A voting preferred stock, $.0001 par value per share; 150,000,000 authorized, 2009: 58,904,993 issued and outstanding (2008: 58,904,993 issued and outstanding)	6	6
Additional paid in capital	1,384,396	1,176,054
Treasury stock, 2009: 21,418,568 shares of common stock (2008: 21,418,568)	(293,434)	(293,434)
Accumulated other comprehensive income	7,285	(17,141)
Accumulated deficit	(1,387,693)	(1,243,058)

Total Controlling Stockholders’ Deficit	(289,416)	(377,549)

Non-controlling interest	17,901	—

Total Stockholders’ Deficit	$(271,515)	$(377,549)

Total Liabilities and Stockholders’ Deficit	$494,729	$488,382

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLG PARTNERS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED
STATEMENTS OF OPERATIONS
(US Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net revenues and other income
Management fees, net	$36,031	$90,600	$70,458	$189,356
Performance fees, net	37,942	78,194	48,759	82,929
Administration, service, and distribution fees, net	5,937	20,449	11,410	42,697
Other	6,232	(433)	7,229	5,208

Total net revenues and other income	86,142	188,810	137,856	320,190
Expenses
Compensation, benefits and profit share	(171,930)	(236,703)	(318,586)	(549,742)
General, administrative and other	(25,426)	(30,230)	(47,743)	(60,533)
Amortization of intangible assets	(833)	—	(833)	—
Third party distribution, administration and service fees	(665)	—	(665)	—

Total expenses	(198,854)	(266,933)	(367,827)	(610,275)

Loss from operations	(112,712)	(78,123)	(229,971)	(290,085)
Realized loss on available-for-sale investments	—	—	(21,217)	—
Gain on debt extinguishment	84,821	—	84,821	—
Gain on business combination – negative goodwill	21,122	—	21,122	—
Interest income	291	1,555	649	4,641
Interest expense	(3,619)	(5,637)	(6,567)	(12,766)

Loss before income taxes	(10,097)	(82,205)	(151,163)	(298,210)
Income taxes	(1,934)	(3,296)	(2,552)	(9,496)

Net loss	(12,031)	(85,501)	(153,715)	(307,706)
Less non-controlling interests:
Share of (income)/loss	(1,794)	—	20,227	—
Cumulative dividends on exchangeable shares	(10,552)	(5,169)	(11,147)	(9,298)
Exchangeable shares dividend	—	(2,945)	—	(2,945)

Net loss attributable to common stockholders	(24,377)	(93,615)	$(144,635)	$(319,949)

Net loss per share — basic and diluted	$(0.11)	$(0.44)	$(0.67)	$(1.51)
Weighted average common stock outstanding — basic and diluted (in thousands)	216,814	211,454	216,789	211,327
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLG PARTNERS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(US Dollars in thousands)

			Additional		Accumulated Other
		Common	Paid in	Preferred	Comprehensive	Accumulated	Non-controlling	Total shareholders
	Treasury Stock	Stock	Capital	Stock	Income/(Deficit)	Income/(Deficit)	Interest	Equity/(Deficit)
Balance as of December 31, 2008	$(293,434)	$24	$1,176,054	$6	$(17,141)	$(1,241,758)	$—	$(376,249)

Effect of adoption of FAS 141R (note 2)						(1,300)		(1,300)

Balance as of December 31, 2008 restated	$(293,434)	$24	$1,176,054	$6	$(17,141)	$(1,243,058)	$—	$(377,549)

Comprehensive loss

Net loss						(144,635)	(20,227)	(164,862)

Unrealized gains on cash flow hedges					1,928		461	2,389

Unrealized gain on available-for-sale investments (nil tax applicable)					668			668

Transfer to realized loss on available-for-sale investments on disposal (nil tax applicable)					10,345			10,345
Transfer to realized loss on available-for-sale investments on other than temporary impairment (nil tax applicable)					10,872			10,872
Foreign currency translation (nil tax applicable)					613		146	759

Total comprehensive loss					24,426	(144,635)	(19,620)	(139,829)

Share based compensation			208,802				37,521	246,323

Capital contributions			(136)					(136)

Issue of new shares			64,220					64,220

Shares repurchased			(64,544)					(64,544)

Balance as of June 30, 2009	$(293,434)	$24	$1,384,396	$6	$7,285	$(1,387,693)	$17,901	$(271,515)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLG PARTNERS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED
STATEMENTS OF CASH FLOWS
(US Dollars in thousands)

	Six Months Ended June 30,
	2009	2008

Cash Flows From Operating Activities
Net loss	$(153,715)	$(307,706)
Adjustments to reconcile net loss to net cash (used in)/provided by operating activities:
Gain on business combination – negative goodwill	(21,122)	—
Gain on debt extinguishment	(84,821)	—
Depreciation and amortization	2,579	1,215
Share based compensation	246,323	389,946
Cumulative dividend	(11,147)	(9,298)
Foreign exchange movements on foreign currency bank accounts	(4,362)	(1,325)
Realized loss on available-for-sale investments	21,217	—
Cash flows (net of assets and liabilities acquired in SGAM UK acquisition) due to changes in:
Fees receivable	(25,542)	260,719
Prepaid expenses and other assets	(19,293)	(1,981)
Rebates and sub-administration fees payable	(739)	2,732
Accrued compensation, benefits and profit share	(16,440)	(299,254)
Income taxes payable	3,478	(12,963)
Distributions payable	(968)	9,344
Accounts payable and other accruals	(4,468)	1,798
Other liabilities	(19,990)	9,985

Net cash (used in)/ provided by operating activities	(89,010)	43,212
Cash Flows From Investing Activities
Redemption of available-for-sale securities	35,748	—
Purchase of subsidiary	—	(2,500)
Cash acquired (net of purchase consideration) of subsidiary	7,337	—
Transfer to restricted cash	(61)	(165)
Purchase of property and equipment	(971)	(4,009)

Net cash provided by/(used in) investing activities	42,053	(6,674)
Cash Flows From Financing Activities
Issue of convertible notes	228,500	—
Loan repayment	(170,700)	(35,000)
Debt issue costs	(11,225)	—
Warrant exercises	—	2,568
Warrant repurchases	—	(37,582)
Share repurchases	(64,544)	(3,987)
Capital contributions	(136)	93
Dividends paid	—	(7,532)
Acquisition-related transaction costs	—	(308)
Distributions to principals and trustees	—	(100,000)

Net cash used in financing activities	(18,105)	(181,748)

Net decrease in cash and cash equivalents	(65,062)	(145,210)
Effect of foreign currency translation on cash	7,156	1,237
Cash and cash equivalents at beginning of period	316,195	429,422

Cash and cash equivalents at end of period	$258,289	$285,449

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
     The Company is a U.S.-listed asset management company offering its clients a diverse range of alternative and traditional investment products and account management services. The Company’s primary business is to provide investment management advisory services for various investment funds and companies (the “GLG Funds”) and accounts it manages. The Company’s revenues are primarily derived from management fees and administration fees charged to the GLG Funds and accounts it manages based on the value of assets in and performance of those funds and accounts. The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with US generally accepted accounting principles (“US GAAP”) have been condensed or omitted pursuant to the SEC’s rules and regulations.
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
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(US Dollars in thousands, except per share amounts) (cont’d)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Change in Accounting Policy
     On January 1, 2009, Statement of Financial Accounting Standards (“SFAS”) No. 141R, Business Combinations (“SFAS 141R”), became applicable. The Company had previously recognized transaction costs relating to the acquisition of Société Générale Asset Management UK (“SGAM UK”) as a prepaid expense and other asset as at December 31, 2008. Under the new standard, the Company is required to expense transaction costs relating to an acquisition in the period to which the cost relates.
     The change in the accounting policy has the following effect on the financial statements:

	December 31,	December 31,
	2008	2008	Change
	Adjusted (1)	As filed
Balance sheet
Assets:
Prepaid expenses and other assets	$32,751	$34,051	$(1,300)
Stockholders’ Deficit:
Accumulated deficit	$(1,243,058)	$(1,241,758)	$1,300

Statement of Operations
Consolidated net loss	$(630,997)	$(629,697)	$1,300

(1)	The December 31, 2008 amounts were adjusted for comparability purposes to adjust for acquisition costs related to the acquisition of SGAM UK which was agreed to in December 2008 and completed in April 2009. Certain acquisition related costs were incurred in 2008.
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
     The holders of the Exchangeable Shares receive a cumulative dividend based on the Company’s estimate of the net taxable income of FA Sub 2 Limited allocable to such holders multiplied by an assumed tax rate of 44.38%. The cumulative dividend rights of the holders of the Exchangeable Shares are in excess of those of the Company’s common stockholders, and these rights are presented as an expense within non-controlling interest in the condensed consolidated statements of operations. The amount recorded in respect of the cumulative dividends for the six months ended June 30, 2009 was $11,147.
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
     Performance fees are calculated as a percentage of investment gains (which includes both realized and unrealized gains) less management and administration fees, subject in certain cases to performance hurdles, over a measurement period, generally six months. The Company has elected to adopt the preferred method of recording performance fee income, Method 1 of EITF Topic D-96, Accounting for Management Fees Based on a Formula ( “Method 1”). Under Method 1, the Company does not recognize performance fee revenues and related compensation until the end of the measurement period when the amounts are contractually payable, or crystallized.
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

GLG PARTNERS, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(US Dollars in thousands, except per share amounts) (cont’d)
     In certain cases, the Company may rebate a portion of its gross management and performance fees in order to compensate third-party institutional distributors for marketing its products and, in a limited number of cases, in order to incentivize clients to invest in GLG Funds managed by the Company. Such arrangements are generally priced at a portion of the Company’s management and performance fees paid by the fund. The Company has recorded its revenues net of rebates.
     Administration fees are calculated on a similar basis as management fees and are recognized as the related services are performed. From its gross administration fees, the Company pays sub-administration fees to third-party administrators and custodians. Administration fees are recognized net of sub-administration fees. In addition, most funds managed by the Company have share classes with distribution fees that are paid to third party institutional distributors.
     Rebates and sub-administration fees on the balance sheet represent amounts payable under the rebate and sub-administration fee arrangements described above.
     Where a single-manager alternative strategy fund or internal Fund of Funds (“FoF”) managed by the Company invests in an underlying single-manager alternative strategy fund managed by the Company, the “investing fund” is the top-level GLG Fund into which a client invests and the “investee fund” is the underlying GLG Fund into which the investing fund allocates funds for investment. When one of the single-manager alternative strategy funds or internal FoFs managed by the Company invests in an underlying single-manager alternative strategy fund managed by the Company:
•	management fees are charged at the investee fund level, except in the case of (1) an investment by the GLG Emerging Markets Fund in the GLG Emerging Markets (Special Assets) Fund where management fees are charged only at the investing fund level, (2) the GLG Multi Strategy Fund where fees are charged at both the investee and investing fund levels and (3) The GLG Balanced Managed Fund and the GLG Stockmarket Managed Fund where fees are charged only at the investor level;

•	performance fees are charged at the investee fund level, except in the case of (1) an investment by the GLG Emerging Markets Fund in the GLG Emerging Markets (Special Assets) Fund where performance fees are charged only at the investing fund level and (2) the GLG Global Aggressive Fund where fees are charged at both the investee and investing fund levels, to the extent, if any, that the performance fee charged at the investing fund is greater than the performance fee charged at the investee fund level; and

•	administration fees, where applicable, are charged at both the investing and investee fund levels.
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
Third Party Distribution, Administration and Service Fees
     Included in third party distribution, administration and service fees are sub-transfer agency fees that are paid to third parties for processing client share purchases and redemptions, call center support and client reporting.

GLG PARTNERS, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(US Dollars in thousands, except per share amounts) (cont’d)
Compensation, Benefits and Profit Share
The components of compensation, benefits and profit share are:
a) Employee Compensation and Benefits
The components of employee compensation and benefits are:
•	Base compensation — contractual compensation paid to employees in the form of base salary, which is expensed as incurred.

•	Variable compensation — payments that arise from the contractual entitlements of personnel to a fixed percentage of certain variable fee revenues attributable to such personnel with respect to GLG Funds and managed accounts. The liability for variable compensation is a formulaic obligation calculated by reference to and payable following the crystallization of fee revenues at the end of each fee period, which may be monthly, quarterly, annually or semi-annually (on June 30 and December 31), depending on the fee revenue source.

•	Discretionary compensation — payments that are determined by the Company’s management in its sole discretion and are generally linked to performance. In determining such payments, the Company’s management considers, among other factors, the ratio of total discretionary compensation to total revenues; however, this ratio may vary between periods and, in particular, significant discretionary bonuses may still be paid in a period of low performance for retention and incentivization purposes. This discretionary compensation is paid to employees in the form of a discretionary bonus. Discretionary compensation is generally declared and paid following the end of each calendar year. However, the estimated discretionary compensation liability charge is adjusted as necessary based on the year-to-date profitability and revenues recognized on a year-to-date basis. As the majority of funds crystallize their performance fees at June 30 and December 31, the majority of discretionary compensation expense crystallizes at year end and is typically paid in January and February following year end
b) Limited Partner Profit Share
     The key personnel who are participants in the limited partner profit share arrangement provide services to the Company through two limited liability partnerships, Laurel Heights LLP and Lavender Heights LLP (the “LLPs”), which are limited partners in GLG Partners LP and GLG Partners Services LP, respectively. The amount of profits (or limited partner profit share) attributable to each of the LLPs is determined at the Company’s discretion based upon the profitability of the Company’s business and the Company’s view of the contribution to revenues and profitability from the services provided by each limited partnership during that period. These profit shares are recorded as operating expenses matching the period in which the related revenues are accrued and services are provided. A portion of the partnership distribution is advanced monthly as a draw against final determination of profit share. Once the final profit allocation is determined, typically in January and February following each year end, it is paid to the LLPs, as limited partners, less any amounts paid as advance drawings during the year. Other limited partners of GLG Partners Services LP who receive profit allocations include four investment professionals, who are not members of Lavender Heights LLP, but whose profit distributions from GLG Partners Services LP are determined in the same manner as the allocation of profit shares to individual members of the LLP described below and included in the limited partner profit share measure, as described below.
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
c) Equity-Based Compensation
     Effective January 1, 2006, the Company, adopted SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”), using the modified prospective method. Under SFAS 123(R), the fair value of equity-based compensation must be recognized as an expense in the statements of operations over the requisite service period of each award. The Company uses the accelerated graded vesting attribution method to amortize such compensation. There were no equity-based awards made prior to the Acquisition on November 2, 2007 and therefore the adoption of SFAS 123(R) did not have a material impact on the combined financial statements prior to the Acquisition.
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
     Awards to limited partners and service providers are accounted for under EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or In Conjunction with Selling, Goods or Services (“EITF 96-18”), which requires that such equity instruments are recorded at their fair value on the measurement date, which is typically upon the inception of the services that will be performed, re-measured at subsequent dates to the extent the awards are unvested, and expensed over the vesting period using the accelerated graded vesting attribution method.
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

GLG PARTNERS, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(US Dollars in thousands, except per share amounts) (cont’d)
     The senior management who participate in the limited partner profit share arrangement include the Company’s Chief Operating Officer. Noam Gottesman, Pierre Lagrange and Emmanuel Roman (the “Principals”) and the other named executive officers of the Company do not participate in the limited partner profit share arrangement.
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
     The Company has hedged €7,500,000 of monthly management fee receivables from July to September 2009 with a final settlement date of October 15, 2009. The Company has hedged £24,000,000 of monthly operating expenditure from July to December 2009 with a final settlement date of January 15, 2010.
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
     In connection with the Acquisition, consideration of $150,000 in cash and 33 million shares of the Company’s common stock was paid to two consolidated limited partnerships under the equity participation plan to be paid or delivered to their members on the completion of the requisite vesting period, generally over 3 or 4 years. The first vested portion consisting of $30,000 of cash and 7,617,500 shares was paid or delivered to members on November 2, 2007 and recorded as compensation expense.

GLG PARTNERS, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(US Dollars in thousands, except per share amounts) (cont’d)
     Of the remaining $120,000 of cash proceeds, $24,000 was awarded to certain members of the two limited partnerships in the form of loan notes from another subsidiary of the Company (and against which that subsidiary holds restricted cash in an escrow account), and $96,000 was invested by the two limited partnerships in two GLG Funds. As the partnerships are consolidated in the Company’s financial statements, changes in the fair value of the investments in the GLG Funds are recorded in other comprehensive income until such time as the investments are redeemed or an other than temporary impairment is incurred.
     During the six months ended June 30, 2009, $35,748 was redeemed from the investments in the GLG Funds to meet vesting requirements and $10,345 was recognized as a realized loss in the statement of operations. In addition, GLG Global Opportunity Fund transferred its remaining underlying assets to the GLG Global Opportunity (Special Assets) Fund in February 2009. The Company assessed the impairment in the investments at March 31, 2009 as being other-than-temporary and released the remaining $10,872 movements in fair value to the statement of operations as a realized loss. There were no further impairments as at June 30, 2009.
     The remaining 25,382,500 shares of common stock held by the limited partnerships (21,418,568 shares at balance sheet date following vesting during 2008 of 3,963,932 shares) are treated for accounting purposes as treasury stock at the Acquisition date fair value of $13.70 per share against additional paid in capital, which are expected to reduce to zero over 4 years from the date of Acquisition as the shares are delivered to members as they complete the requisite service period for vesting. The Company records compensation expense for these shares in accordance with EITF 96-18, as the members have been determined by the Company to be non-employees.
     The Company acquired investments of $2,016 as of April 3, 2009 with the acquisition of SGAM UK.
Net Loss per share of Common Stock
     The Company calculates net income per share of common stock in accordance with SFAS No. 128, Earnings Per Share. The Company calculated diluted earnings per share for all periods using the if-converted method for all participating securities. For the six months ended June 30, 2009 and 2008 the Exchangeable Shares were excluded from the calculation of diluted earnings per share as they were anti-dilutive.
     The Company applied the two-class method for determining basic earnings per share for the post-Acquisition period. The Exchangeable Shares and the unvested shares issued in connection with share-based compensation, and determined to be participating securities as per FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”), were excluded from the calculation as their inclusion would be anti-dilutive. In addition, the holders of the Exchangeable Shares participate equally with ordinary shareholders in the liquidation preferences of FA Sub 2 Limited, but have neither a liquidation interest in GLG Partners, Inc. nor any obligation to fund losses in either FA Sub 2 Limited or GLG Partners, Inc. Consequently, the Company believes it is appropriate to apply the guidance in Issue 5 of EITF 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128 (“EITF 03-6”) in respect of the post-Acquisition period and exclude the Exchangeable Shares from the calculation of basic earnings per share. In accordance with issue 4 of EITF 03-6, undistributed earnings have not been allocated to the unvested shares as they do not have a contractual obligation to fund the losses of the Company.

GLG PARTNERS, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(US Dollars in thousands, except per share amounts) (cont’d)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net loss applicable to common stockholders	$(24,377)	$(93,615)	$(144,635)	$(319,949)
Weighted-average common stock outstanding (in thousands) — basic and diluted	216,814	211,454	216,789	211,327
Net loss per share applicable to common stockholders — basic and diluted	$(0.11)	$(0.44)	$(0.67)	$(1.51)
The following common stock equivalents have been excluded from the computation of the weighted-average stock outstanding used for computing diluted earnings per share as of June 30, 2009 and 2008 as they would have been anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Common stock held in Treasury	21,419	25,382	21,419	25,382
FA Sub 2 Limited Exchangeable Shares	58,905	58,905	58,905	58,905
Convertible Notes	61,424	—	61,424	—
Common stock awarded in connection with share-based compensation arrangements	11,993	8,882	11,993	8,882
Public warrants	32,985	32,985	32,985	32,985
Co-investment warrants	5,000	5,000	5,000	5,000
Sponsors’ warrants	4,500	4,500	4,500	4,500

	196,226	135,654	196,226	135,654

     In addition to the above, there were 12,000,003 Founders warrants that are only exercisable if and when the last sales price of the Company’s common stock exceeds $14.25 per share for any 20 trading days within a 30-trading day period beginning 90 days after November 2, 2007.
Recent Accounting Pronouncements
     In December 2007, the FASB issued SFAS 160, which states that accounting and reporting for minority interests will be re-characterized as non-controlling interests and classified as a component of equity. SFAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS 160 is effective prospectively, except for certain presentation disclosure requirements, for fiscal years beginning after December 15, 2008. As described above under “— Non-controlling interests in consolidated subsidiaries”, the primary impact of the adoption of SFAS 160 was the reclassification of minority interests from liabilities to stockholders’ equity and their re-labeling as “non-controlling interests”. In addition, under ARB No. 51, non-controlling interests only shared in losses to the extent that they had available equity to absorb losses. Under SFAS 160, the non-controlling interests prospectively fully share in losses as well as profits, even if there is no contractual obligation to fund losses. Prior period statements of operations have been

GLG PARTNERS, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(US Dollars in thousands, except per share amounts) (cont’d)
retrospectively re-presented to conform to the disclosure requirements of SFAS 160. As the income attributable to common stockholders is materially different to what it would have been if SFAS 160 had not been adopted, pro forma statement of operations have been provided in Note 10.
In December 2007, the FASB issued SFAS No 141(R), Business Combinations (“FAS 141(R)”), which replaces SFAS No. 141 and establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. SFAS 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. As at December 31, 2008 the Company had capitalized $1,300 for acquisition costs arising from in-progress acquisitions. On transition to SFAS 141(R) in the period ended June 30, 2009, these costs have been retrospectively taken to the statement of operations. FASB Staff Position (“FSP”) FAS 141(R)-1 was issued in April 2009 to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The application of FSP FAS 141(R)-1 did not have a material impact on the Company’s results of operations or financial condition.
SFAS No. 157, Fair Value Measurements (“SFAS 157”), which became effective for the Company on January 1, 2008, established a framework for measuring fair value, while expanding fair value measurement disclosures. SFAS 157 established a fair value hierarchy that distinguishes between independent observable inputs and unobservable inputs based on the best information available. SFAS 157 expands disclosures about the use of fair value to measure assets and liabilities, the effect of these measurements on earnings for the period, and the inputs used to measure fair value. In February 2008, the FASB issued FSP FAS 157-1 to exclude SFAS No. 13, Accounting for Leases, and its related interpretive accounting pronouncements that address leasing transactions, from the scope of SFAS 157. In February 2008, the FASB also issued FSP FAS 157-2 to allow entities the option to defer the effective date of SFAS 157 for non-financial assets and liabilities, except for those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until January 1, 2009. The Company applied the fair value measurement provisions of SFAS 157 to its non-financial assets and liabilities effective January 1, 2009. The January 1, 2009 adoption of the other provisions of SFAS 157 had no impact on retained earnings and is not expected to have a material impact on the Company’s results of operations and financial condition. On October 10, 2008, the FASB issued FSP FAS 157-3, Determining Fair Value in a Market That Is Not Active (“FSP FAS 157-3”), which is effective upon issuance and which clarifies the application of SFAS 157 in an inactive market without changing its existing principles, to help constituents measure fair value in markets that are not active. The adoption of FSP FAS 157-3 did not have a material impact on the Company’s results of operations or financial condition. In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (which supercedes FSP FAS 157-3). This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. The application of FSP FAS 157-4 did not have a material impact on the Company’s results of operations or financial condition.
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

GLG PARTNERS, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(US Dollars in thousands, except per share amounts) (cont’d)
     In June 2008, the FASB issued FSP EITF 03-6-1. FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, Earnings per Share. Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. All prior-period earnings per share data presented shall be adjusted retrospectively. The adoption of FSP EITF 03-6-1 did not have a material impact on the Company’s results of operations or financial condition.
     In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities, (“FSP FAS 140-4 and FIN 46(R)-8”), which requires enhanced disclosures about transfers of financial assets and interests in variable interest entities. The FSP is effective for interim and annual periods ending after December 15, 2008. Since FSP FAS 140-4 and FIN 46(R)-8 requires only additional disclosures concerning transfers of financial assets and interests in variable interest entities, adoption of FSP No. FAS 140-4 and FIN 46(R)-8 did not have a material impact on the Company’s results of operations or financial condition.
     FASB Final Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS-142-3”), amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 142 was issued in April 2008, and is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The guidance in this FSP for determining the useful life of a recognized intangible shall be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements of FSP FAS 142-3, however, shall be applied prospectively to all intangible assets recognized in the Company’s financial statements as of the effective date. The application of FSP FAS142-3 is not expected to have a material impact on the Company’s results of operations or financial condition.
     In January 2009, the FASB issued FSP EITF 99-20-1 Amendments to the Impairment Guidance of EITF Issue No. 99-20 and in April 2009 issued SFAS No. 115-2/SFAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objectives of an other-than-temporary impairment assessment and the related disclosure requirements in FASB No. 115, Accounting for Certain Investments in Debt and Equity Securities. Adoption of the FSP did not have a material impact on the Company’s results of operations or financial condition or cash flows.
     FASB Final Staff Position No. FAS 107-1 and APB 28-1 (“FSP FAS-107-1 and APB-28-1”), amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments , to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. FSP FAS-107-1 and APB-28-1 also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS-107-1 and APB-28-1 was issued in April 2009 and is effective prospectively for interim reporting periods ending after June 15, 2009. The application of FSP FAS-107-1 and APB-28-1 will expand the Company’s disclosures regarding the use of fair value in interim periods.
     Effective June 30, 2009, the Company adopted SFAS No. 165, Subsequent Events, (“SFAS 165”). This standard is based upon the same principles that exist within the auditing standards and formally establishes accounting standards for disclosing those events occurring after the balance sheet date but before financial statements are issued or available to be issued. SFAS 165 requires public entities to evaluate subsequent events through the date that financial statements are issued, while all other entities should evaluate subsequent events through the date that financial statements are available to be issued. SFAS 165 categorizes subsequent events into recognized subsequent events (or historically Type I events) and non-recognized subsequent events (or historically Type II events). SFAS 165 also enhances disclosure requirements for subsequent events. SFAS 165 was effective upon issuance. The adoption of SFAS 165 did not have a material impact on the Company’s financial position or results of operations.

GLG PARTNERS, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(US Dollars in thousands, except per share amounts) (cont’d)
     In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets (“SFAS 166”). SFAS 166 removes the concept of a qualifying special-purpose entity (QSPE) from SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (“SFAS 140”) and removes the exception from applying FIN 46(R). This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This statement is effective for fiscal years beginning after November 15, 2009. As such, the Company plans to adopt SFAS 166 effective January 1, 2010. Management does not expect the adoption of SFAS 166 to have a material impact on the Company’s consolidated financial statements based on the fact that it is not involved with any transactions to transfer financial assets.
     In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167, which amends FIN 46(R), prescribes a qualitative model for identifying whether a company has a controlling financial interest in a variable interest entity (VIE) and eliminates the quantitative model prescribed by FIN 46(R). The new model identifies two primary characteristics of a controlling financial interest: (1) provides a company with the power to direct significant activities of the VIE, and (2) obligates a company to absorb losses of and/or provides rights to receive benefits from the VIE. SFAS 167 requires a company to reassess on an ongoing basis whether it holds a controlling financial interest in a VIE. A company that holds a controlling financial interest is deemed to be the primary beneficiary of the VIE and is required to consolidate the VIE. This statement is effective for fiscal years beginning after November 15, 2009. As such, the Company plans to adopt SFAS 167 effective January 1, 2010. The Company is currently evaluating the impact of adopting this standard.
     In June 2009, the FASB issued SFAS No. 168, The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS 168 establishes the “FASB Accounting Standards Codification” (The “Codification”), which was officially launched on July 1, 2009, and became the primary source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under the authority of Federal securities laws are also sources of authoritative GAAP for SEC registrants. The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. As such, the Company plans to adopt SFAS 168 in connection with its third quarter 2009 reporting. As the Codification is neither expected nor intended to change GAAP, the adoption of SFAS 168 will not have a material impact on the Company’s consolidated financial statements.
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
a) Assets and Liabilities measured at fair value on a recurring basis:
     The following table presents fair value measurements for major categories of the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	June 30, 2009			December 31, 2008
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Foreign exchange derivatives (presented in other assets)	$—	$3,342	$—	$—	$42	$—
Available-for-sale investments	—	—	32,773	—	—	65,484
Foreign exchange derivatives (presented in other liabilities)	—	(485)	—	—	—	—

	$—	$2,857	$32,773	$—	$42	$65,484

Foreign exchange derivatives
     Other assets and other liabilities include the fair value of foreign exchange derivatives, which are valued at quoted forward prices from foreign exchange counterparties and discounted to present value using prevailing risk free rates for the Company’s functional currency.

GLG PARTNERS, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(US Dollars in thousands, except per share amounts) (cont’d)
Available–for-sale investments
     Investments at fair value include available-for-sale investments in two listed GLG Funds, both of which are Funds of Funds. These investments are valued at the final Net Asset Value (“NAV”) as calculated by the GLG Fund’s administrator and published by the relevant exchange. During 2008 and continuing into 2009, gates and suspensions were imposed on a number of GLG Funds and the GLG Multi-Strategy Fund was suspended. Consequently no published NAV is available for these GLG Funds. Due to the unavailability of a publicly quoted NAV, the Company has determined its investments in these GLG Funds as Level 3 assets until such time as gates are removed and suspensions lifted. These GLG Funds continue to be valued at the NAV as calculated by the GLG Fund’s administrators. The GLG Fund’s administrators continue to calculate the NAV using the same methodology for determining the fair value of the GLG Funds. This NAV, and the associated fair values of underlying investments, have been reviewed by the GLG Funds’ Independent Pricing Committee.
     A reconciliation of the movements in Level 3 assets is presented below:

	Fair Value Measurements
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Movements in Level 3 assets for the six-month period were as follows:
Available-for-sale investments
Opening Balance January 1, 2009			$65,484
Change in fair value recorded in other income			(6)
Change in fair value recorded in other comprehensive income – currency translation adjustment			359
Change in unrealized losses recorded in other comprehensive income			668
Investments acquired in business combination			2,016
Redemption proceeds			(35,748)

Closing Balance June 30, 2009			$32,773

Total unrealized gains in investments			$668

     During the quarter ended March 31, 2009, the Company redeemed a portion of its investment in the GLG Global Opportunity Fund, realizing a loss on disposal of $10,345. At March 31, 2009 the Company had impairments of $6,025 in the GLG Global Opportunity Fund (through its successor, the GLG Global Opportunity (Special Assets) Fund) and $4,847 in the GLG Multi-Strategy Fund. Due to a change arising in that quarter in management’s ability and intent to hold the equity investments for a sufficient period to recover the impairment, $10,872 was realized as an other than temporary impairment to the statement of operations. Both the realized loss on disposal and other than temporary impairment charge of $10,872 have been recorded in the statement of operations as a realized loss on available-for-sale investments of $21,217. During the six-month period ended June 30, 2009 unrealized gains on investments in the GLG Funds have been recognized in other comprehensive income.

GLG PARTNERS, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(US Dollars in thousands, except per share amounts) (cont’d)
b) Fair value measurements of Other financial instruments recorded at other than fair value:
Loan payable
     There are no active or inactive markets for the Company’s term loan or quoted prices for similar liabilities traded as assets in markets that are active. To arrive at a fair value for the loan payable, the Company has adopted a market based approach based on the amount the Company would receive if it were to enter into an identical liability at the reporting date. The Company considers that this is reflected in the par value of the loan.
Convertible notes
     There are no active markets for the Company’s convertible notes. The Company has determined the fair value of the convertible note to be $261,000 by comparing inactive market broker quotes to internal models.
c) Fair value measurements of Other assets and liabilities recorded at other than fair value:
     The carrying value of other financial assets and liabilities approximates fair value.
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
     For those derivatives that are designated as hedges and for which hedge accounting is desired, the hedging relationship is formally designated and documented at its inception. The document identifies the risk management objective and strategy for undertaking the hedge, the hedging instrument, the hedged item or transaction, the nature of risk being hedged and how effectiveness will be measured throughout its duration. Such hedges are expected at inception to be highly effective in offsetting changes in cash flows and are assessed on an ongoing basis to determine whether they actually have been highly effective throughout the reporting period for which they were designated.

GLG PARTNERS, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(US Dollars in thousands, except per share amounts) (cont’d)
     For the three months and six months ended June 30, 2009, the fair value of financial instruments has been recorded as follows:

	Three months ended	Six months ended
	June 30, 2009	June 30, 2009
Total Fair Value of Derivative Financial Instruments (included in Other Assets)	$3,342	$3,342
Total Fair Value of Derivative Financial Instruments (included in Other Liabilities)	(485)	(485)
Total Fair Value of Derivative Financial Instruments at June 30, 2009 (all designated in a cash flow hedge)	$2,857	$2,857

Less: Fair value of Derivative Financial Instruments at start of period	(718)	(42)

Movement in Fair Value of Derivative Financial Instruments during the period	$2,139	$2,815

Changes in Fair Values are allocated as follows:
Statement of Changes in Equity:
Gain recorded in other comprehensive income in period — cash flow hedges	$2,978	$3,885
Gain reclassified from other comprehensive income to income	(1,071)	(1,496)

Total gain in Other Comprehensive Income	$1,907	$2,389

Statement of Operations:
Decrease in General, Administrative & Other expenses – effective portion of hedge reclassified from other comprehensive income	$661	$795
Decrease in Compensation, benefits and profit share – effective portion of hedge reclassified from other comprehensive income	652	749
Decrease in Management Fees – effective portion of hedge reclassified from other comprehensive income	(242)	(48)
Decrease in Other income (ineffective portion of hedge and excluded from effectiveness assessment)	(839)	(1,070)

Total impact on Statement of Operations	$232	$426

Total impact on Comprehensive Income	$2,139	$2,815

GLG PARTNERS, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(US Dollars in thousands, except per share amounts) (cont’d)
6. CONCENTRATION OF CREDIT RISK
     The Company’s receivables relate to investment management, administration and performance fees receivable from GLG Funds and managed accounts. These fees are due upon determination by the administrator, and the fees are in preference to other creditors in the event of liquidation. Consequently, the Company does not have any material concentrations of credit risk.
7. STOCKHOLDERS’ DEFICIT
     The following transactions occurred in the common stock of the Company during the first half of 2009:

Number of Shares
Common stock outstanding at December 31, 2008	245,784,390
Shares issued as compensation	28,290,535
Shares repurchased	(28,386,091)
Shares issued under share plan awards	5,195,216
Stock forfeited and cancelled under share-based compensation arrangements	(629,250)

250,254,800
Common Stock outstanding at June 30, 2009
     No dividends have been declared in 2009. On June 16, 2008 a dividend of $0.025 per share of common stock was declared payable on July 21, 2008 to holders of record on July 10, 2008. A dividend of $0.025 per share was also declared payable on June 16, 2008 to holders of the FA Sub 2 Limited Exchangeable Shares.
8. INCOME TAXES
     The Company calculates its effective tax rate on profit before tax and certain non-tax deductible expenses and non-taxable income. For the three months ended June 30, 2009, $128,852 of the Company’s compensation expense related to acquisition-related share based compensation, $117,690 of which is not tax deductible, compared to $140,348 for the three months ended June 30, 2008, $129,897 of which was non tax deductible. For the second quarter of 2009, the Company also recognized amortization of intangibles of $833 which is non-tax deductible and a negative goodwill arising on business combination of $21,122 which is non-taxable. The Company’s profit before tax and before these expenses was $87,304 and $47,692 for the three months ended June 30, 2009 and 2008, respectively. The Company’s effective tax rate based on this measure was 2.2% and 6.9% for the three months ended June 30, 2009 and 2008, respectively. These rates differ from the U.S. Federal rate of tax of 35% as the Company’s profits are predominantly earned outside the United States where lower rates of tax apply.
     For the first six months of 2009, $255,589 of the Company’s compensation expense related to acquisition-related share based compensation, $236,566 of which is not tax deductible, compared to $400,508 for the six months ended June 30, 2008, $360,566 of which was non-tax deductible. For the first half of 2009, the Company also recognized amortization of intangibles of $833 and a realized loss on available-for-sale investments of $21,217, which are both non-tax deductible and negative goodwill arising on business combination of $21,122 which is non-taxable. The Company’s profit before tax and before these expenses was $86,330 and $62,356 for the six months ended June 30, 2009 and 2008, respectively. The Company’s effective tax rate based on this measure was 3.0% and 15.2% for the six months ended June 30, 2009 and 2008, respectively. These rates differ from the U.S. Federal rate of tax of 35% as the Company’s profits are predominantly earned outside the United States where lower rates of tax apply.

GLG PARTNERS, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(US Dollars in thousands, except per share amounts) (cont’d)
9. COMPREHENSIVE INCOME

	Six months ending June 30,
	2009			2008
	Attributed to	Attributed to		Attributed to
	controlling	non-controlling	Total	controlling
Net Loss	$(144,635)	$(20,227)	$(164,862)	$(319,949)
Gains on cash flow hedges released to statement of operations	(1,207)	(289)	(1,496)	—
Unrealized gains on cash flow hedges	3,135	750	3,885	(794)
Change in unrealized gains on available-for-sale investments	668	—	668	(3,944)
Release of unrealized loss on available-for-sale investments to statement of operations	21,217	—	21,217	—
Foreign currency translation	613	146	759	(134)

Total comprehensive loss	$(120,209)	$(19,620)	$(139,829)	$(324,821)

	Three months ending June 30,
	2009			2008
	Attributed to	Attributed to		Attributed to
	controlling	non-controlling	Total	controlling
Net Loss	$(24,377)	$1,794	$(22,583)	$(93,615)
Gains on cash flow hedges released to statement of operations	(864)	(207)	(1,071)	—
Unrealized gains on cash flow hedges	2,403	575	2,978	(794)
Change in unrealized gains on available-for-sale investments	1,091	—	1,091	4
Foreign currency translation	704	168	872	278

Total comprehensive income/(loss)	$(21,043)	$2,330	$(18,713)	$(94,127)

GLG PARTNERS, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(US Dollars in thousands, except per share amounts) (cont’d)
10. PROFORMA STATEMENT OF OPERATIONS — IMPACT OF ADOPTION OF SFAS 160
     As required under the transitional provisions of SFAS 160, the following pro forma statement of operations is presented to show the Company’s results of operations for the three months ended June 30, 2009 and 2008 under the rules relating to non-controlling interests before the adoption of the standard.

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Net revenues and other income
Management fees, net	$36,031	$90,600	$70,458	$189,356
Performance fees, net	37,942	78,194	48,759	82,929
Administration, service and distribution, net	5,937	20,449	11,410	42,697
Other	6,232	(433)	7,229	5,208

Total net revenues and other income	86,142	188,810	137,856	320,190

Expenses

Compensation, benefits and profit share	(171,930)	(236,703)	(318,586)	(549,742)
General, administrative and other	(25,426)	(30,230)	(47,743)	(60,533)
Amortization of intangible assets	(833)	—	(833)	—
Third party distribution, administration and service fees	(665)	—	(665)	—

Total expenses	(198,854)	(266,933)	(367,827)	(610,275)

Loss from operations	(112,712)	(78,123)	(229,971)	(290,085)

Realized loss on available-for-sale investments	—	—	(21,217)	—
Gain on debt extinguishment	84,821	—	84,821	—

Gain on business combination – negative goodwill	21,122	—	21,122	—
Interest income	291	1,555	649	4,641
Interest expense	(3,619)	(5,637)	(6,567)	(12,766)

Loss before income taxes	(10,097)	(82,205)	(151,163)	(298,210)
Income taxes	(1,934)	(3,296)	(2,552)	(9,496)

Consolidated net loss	(12,031)	(85,501)	(153,715)	(307,706)
Less non-controlling interests:

Cumulative dividends on exchangeable shares	(10,552)	(5,169)	(11,147)	(9,298)
Exchangeable shares dividend	—	(2,945)	—	(2,945)

Net loss attributable to common stockholders	$(22,583)	$(93,615)	$(164,862)	$(319,949)

Net loss per share — basic and diluted	$(0.10)	$(0.44)	$(0.76)	$(1.51)
Weighted average common stock outstanding — basic and diluted (in thousands)	216,814	211,454	216,789	211,327

GLG PARTNERS, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(US Dollars in thousands, except per share amounts) (cont’d)
11. DEBT

	Average interest	June 30,	December 31,
	rate	2009	2008
Revolving credit facility	2.07%	$12,281	$40,000
Term loans	2.07%	298,139	530,000
Convertible Note	5%	228,500	—
Total Debt		$538,920	$570,000
Restructuring of debt
     On May 15, 2009, the Company restructured its syndicated term loan and revolving loan facilities, with $284,500 ($27,720 of the revolving credit facility and $256,780 of the term loan) being repurchased by a consolidated subsidiary at 60% of par value.
     The discount of $113,800 arising from the restructuring, together with the unamortized costs from the original Acquisition financing of $4,778 and the direct finance costs relating to the refinancing of $5,967 were allocated to each syndicate lender. The revolving credit facility was evaluated under EITF 98-14 as to whether the facility for each lender had been extinguished, reduced or remained unchanged. The term loan was evaluated under EITF 96-19 as to whether the loan for each lender was extinguished, replaced or modified.
     The outcome of the evaluation of the revolving credit facility and term loan was that $84,821 of the discount on repurchase was recognized in the statement of operations as a gain on extinguishment, $26,467 was added to the amortized cost of the continuing term loan, to be amortized against interest expense over the remaining period of the loan under the effective yield basis, and $6,910 remaining costs were deferred and will be amortized over the term of the debt.
Amendment of the credit agreement
     In connection with the debt restructuring, the terms of the existing credit agreement were amended. The amendments included the cancellation of the two financial covenants (minimum AUM and leverage ratio), the spread payable over LIBOR was amended to 250 basis points from the previous matrix (based on a trailing twelve month leverage ratio) and the principal repayment provisions were accelerated based on excess cash flow as defined in the amended credit agreement.
Issuance of Convertible Notes
     On May 15, 2009 in connection with the restructuring of the credit agreement, the Company issued $214,000 principal amount of convertible notes, due 2014, in a private offering to qualified institutional buyers under SEC Rule 144A. On June 8, 2009 a further $14,500 principal amount of convertible notes were issued in respect of an over-allotment option. The convertible notes were issued at par and carry an interest rate of 5.00% per annum. Interest is payable semi-annually in arrears on May 15 and November 15 of each year, beginning November 15, 2009.
     Subject to restrictions on ownership of common stock, holders may convert their notes into shares of common stock at any time on or prior to the business day immediately preceding the maturity date of the notes. The initial

GLG PARTNERS, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(US Dollars in thousands, except per share amounts) (cont’d)
conversion rate for the notes is 268.8172 shares of common stock per $1 initial principal amount of notes (which represents an initial conversion price of approximately $3.72 per share).
     Upon conversion of a note, a holder will not receive any cash payment of interest and the conversion rate will not be adjusted for accrued or unpaid interest. Delivery of common stock is deemed to satisfy all obligations with respect to notes tendered for conversion. Notes can only be converted in denominations of $1 and multiples thereof. Cash will be paid in lieu of any fractional shares only.
     Conversion rate adjustments will be made if there is an event which dilutes the value of common stock (e.g., Share split, issuing common stock as a dividend or share combination). The conversion rate will be increased if there is a designated event which is a change of control or in connection with the conversion of notes at a time when the Company is in default of its obligations to file, have declared effective or maintain the effectiveness of a shelf registration statement for the resale of the notes.
     If at any time after the third anniversary of the original issuance date of the notes the volume-weighted average price of the Company’s common stock exceeds 150% of the conversion price on at least 20 of the 30 consecutive trading days, the conversion rights may be withdrawn upon notice given between 30 and 60 days prior to the withdrawal.
     The holders of notes have the option to require the Company to repurchase the notes if there is a designated event. A designated event is if the Company’s common stock ceases to be listed on the securities exchange or there is a change of control involving the Company.
     In the event of a written request from holders of notes representing at least 10% of the then outstanding principal amount of the notes, the Company will use commercially reasonable efforts to file a shelf registration statement relating to resales of the notes and shares of common stock issuable on conversion of the notes.
     The notes are subordinated in right of payment to the prior payment of senior indebtedness, currently consisting of the revolving credit facility and the term loan discussed above.
     The Company incurred $6,265 of direct costs in connection with the issuance of the notes. These have been deferred and will be recognized over the term of the notes as an adjustment to interest expense.

GLG PARTNERS, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(US Dollars in thousands, except per share amounts) (cont’d)
12. BUSINESS COMBINATION
     On April 3, 2009, the Company completed the acquisition of 100% of SGAM UK’s long-only asset management business for £4,500,000 ($6,450) in cash. The asset purchase was accounted for in accordance with SFAS No. 141R as an acquisition of a business. The following table summarizes the fair values of the assets and liabilities acquired at closing.
The purchase price allocations were:

Intangible asset – customer-related management contracts (10 year life)[1]	$33,338
Cash	13,787
Investments	2,016
Fixed assets	164
Deferred tax liability	(9,334)
Other net liabilities	(12,399)

Fair Value of Net Assets acquired	$27,572

     The excess of the fair value of net assets acquired over consideration price has been recognized in the current period statement of operations as a separate line item. The Company has considered the recognition of the gain as a “bargain purchase” as being reflective of industry conditions at the time of the negotiation of the acquisition and the business strategy of the seller. The Company expects to achieve synergies in respect of ongoing operating costs and expansion of its distribution channels.
     Intangible assets have been recognized in respect of acquired management contracts. To arrive at a fair value, management determined that the highest and best use of the management contracts was to value them as part of a going concern business. This valuation method presumes the continued utilization of the assets as a component of the business in connection with all other assets. This concept is known as “value in use.” This value is not intended to represent the amount that might be realized from piecemeal disposition of the assets or from some other use of the assets.
     In connection with post-acquisition restructuring, the Company has recorded approximately $3,300 in employment termination costs. The costs were substantially incurred in the fiscal 2009 second quarter period.

[1]	Management consider the management contracts to have an expected average useful life of 10 years and consequently the contracts will be amortized on a straight line basis over the remaining average useful life. The expected amortization amount for the year ending December 31, 2009 is $2,499 and $3,334 for each of the years ending December 31, 2010, 2011, 2012 and 2013, respectively.

GLG PARTNERS, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(US Dollars in thousands, except per share amounts) (cont’d)
13. SUBSEQUENT EVENTS
     There were no subsequent events through to management’s assessment on August 10, 2009.

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
General
Our Business
     We are a U.S.-listed asset management company offering our clients a diverse range of alternative and traditional investment products and account management services. Our primary business is to provide investment management advisory services for various investment funds and companies (the “GLG Funds”) and accounts we manage. We currently derive our revenues primarily from management fees and administration fees charged to the GLG Funds and accounts we manage based on the value of the assets in these funds and accounts, and performance fees charged to the GLG Funds and accounts we manage based on the performance of these funds and accounts. Substantially all of our assets under management, or AUM, are attributable to third-party investors, and the funds and accounts we manage are not consolidated into our financial statements. As of June 30, 2009, our net AUM (net of assets invested in other GLG Funds) were approximately $19.1 billion, as compared to approximately $14.0 billion as of March 31, 2009 and $23.7 billion as of June 30, 2008. As of June 30, 2009, our gross AUM (including assets invested in other GLG Funds) were approximately $21.6 billion, as compared to approximately $15.4 billion as of March 31, 2009 and $27.9 billion as of June 30, 2008.
     On December 19, 2008, we entered into (i) an agreement with Société Générale Asset Management to acquire Société Générale Asset Management UK (“SGAM UK”), Société Générale’s UK long-only asset management business, for £4.5 million (approximately $6.5 million) in cash and (ii) a sub-advisory agreement with SGAM UK related to approximately $3.0 billion of AUM. On April 3, 2009, we completed the acquisition of SGAM UK’s operations, which had approximately $7.0 billion of AUM as of that date, and its investment and support staff, based primarily in London, and the sub-advisory agreement terminated.
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
     The Acquisition was accounted for as a reverse acquisition. The combined group composed of the Acquired Companies has been treated as the acquiring entity and the continuing reporting entity for accounting purposes. Upon completion of the Acquisition, our assets and liabilities were recorded at historical cost and added to those of the Acquired Companies. Because we had no active business operations prior to consummation of the Acquisition, the Acquisition was accounted for as a recapitalization of the Acquired Companies.
     In this Management’s Discussion and Analysis of Financial Condition and Results of Operations, references to “GLG” should be taken to refer to the combined business of the GLG Entities prior to November 2, 2007, and references to “we”, “us, “our” and “the Company” shall be taken to refer to the business of GLG Partners, Inc. and its subsidiaries from and after November 2, 2007.
Factors Affecting Our Business
     Our business and results of operations are impacted by the following factors:
•	Assets under management. Our revenues from management and administration fees are directly linked to AUM. As a result, our future performance will depend on, among other things, our ability to retain AUM, the mix of our AUM between different products and associated fee rates and to grow AUM from existing and new products.

•	Fund and managed account performance. Our revenues from performance fees are linked to the performance of the GLG Funds and accounts we manage. Performance also affects AUM because it influences investors’ decisions to invest assets in, or withdraw assets from, the GLG Funds and accounts managed by us.

•	Currency exchange rates. The GLG Funds typically offer share classes denominated in multiple currencies and as a result, earn fees in those currencies based on the AUM denominated in those currencies. Consequently, our fee revenues are affected by exchange rate movements.

•	Personnel, systems, controls and infrastructure. We depend on our ability to attract, retain and motivate leading investment and other professionals. Our business requires significant investment in our fund management platform, including infrastructure and back-office personnel. We have in the past paid, and expect to continue in the future to pay, these professionals significant compensation, even during periods we are not profitable, as well as a share of our profits.

•	Fee rates. Our management and administration, service and distribution fee revenues are linked to the fee rates we charge the GLG Funds and accounts we manage as a percentage of their AUM. Our performance fees are linked to the rates we charge the GLG Funds and accounts we manage as a percentage of their performance-driven asset growth, subject to “high water marks”, whereby performance fees are earned by us only to the extent that the net asset value of an investors shares in a GLG Fund or the net asset value of an account we manage at the end of a measurement period exceeds the highest net asset value on a preceding measurement period end for which we earned performance fees, and/or subject, in some cases, to performance hurdles.
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

Product	General Range of Redemption Request Advance Notice Periods*

Single-manager alternative strategy funds	5-60 days
Long-only funds	1-5 days
Internal FoF	1-30 days
External FoF	45-90 days

*	Days are defined in the prospectus of each GLG Fund and the definition may be business days or calendar days depending on the GLG Fund
Revenue Recognition
Performance Fees
     Performance fee rates are calculated as a percentage of investment gains less management and administration fees, subject to “high water marks” and, in the case of most long-only funds, four external funds of funds, or FoF, six single-manager alternative strategy funds and certain managed accounts, to performance hurdles, over a measurement period, generally six months. We have elected to adopt the preferred method of recording performance fee income, Method 1 of Emerging Issues Task Force (“EITF”) Topic D-96, Accounting for Management Fees Based on a Formula (“Method 1”). Under Method 1, we do not recognize performance fee revenues until the end of the measurement period when the amounts are contractually payable, or “crystallized”.
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

Compensation and Limited Partner Profit Share
     Compensation expense related to performance fees is accrued during the period for which the related performance fee revenue is recognized and is adjusted as appropriate based on year-to-date profitability and revenues recognized on a year-to-date basis.
     We also have a limited partner profit share arrangement which remunerates certain individuals through distributions of profits from two of our subsidiaries, GLG Partners LP and GLG Partners Services LP, paid either to two limited liability partnerships in which those individuals are members or directly to certain individuals who are limited partners of GLG Partners Services LP. Through these partnership interests and under the terms of services agreements between the subsidiaries and the limited liability partnerships, these individuals are entitled to priority draws and an additional discretionary share of the profits earned by the subsidiaries. These partnership draws and profit share distributions are referred to as “limited partner profit shares” and are discussed further under “— Expenses — Compensation, Benefits and Partner Profit Share” below. Charges related to the limited partner profit share arrangement are recognized as operating expenses as the related revenues are recognized and associated services provided.
Equity-Based Compensation
     Prior to December 31, 2006, GLG had not granted any equity-based awards. In March 2007, GLG established the equity participation plan to provide certain key individuals, limited partnership interests in two limited partnerships, Sage Summit LP and Lavender Heights Capital LP, with the right to receive a percentage of the proceeds derived from an initial public offering relating to the Acquired Companies or a third-party sale of the Acquired Companies. Upon consummation of the Acquisition, Sage Summit LP and Lavender Heights Capital LP received collectively 15% of the total consideration of cash and our capital stock payable to the owners of the Acquired Companies in the Acquisition. The equity participation plan is subdivided into an “A Sub-Plan” and a “B Sub-Plan”. These limited partnerships distributed to A Sub-Plan limited partners an aggregate of 25% of such amounts upon consummation of the Acquisition, and the remaining 75% are distributable to the limited partners in three equal installments upon vesting over a three-year period on the first, second and third anniversaries of the consummation of the Acquisition, subject to the ability of the general partners of the limited partnerships, whose respective boards of directors consist of the Trustees, to accelerate vesting. B Sub-Plan member entitlements vest in equal installments on the first, second, third and fourth anniversaries of the consummation of the Acquisition subject to the ability of the general partners of the limited partnerships, whose respective boards of directors consist of the Trustees, to accelerate vesting. The unvested portion of such amounts will be subject to forfeiture back to Sage Summit LP and Lavender Heights Capital LP (and not to us) in the event of termination of the individual as a limited partner prior to each vesting date, unless such termination is without cause after there has been a change in control of our company or due to death or disability. To the extent awards granted under the equity participation plan are forfeited, these amounts may be reallocated by Sage Summit LP and Lavender Heights Capital LP to their then existing or future limited partners ( i.e. , participants in the plan) subject to vesting over specified periods. Because forfeited awards are returned to the limited partnerships, and not to us, the forfeited shares remain issued and outstanding and the cash and shares held by the limited partnerships may be reallocated without further dilution to our shareholders. The equity portion of this plan is being accounted for in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS 123(R)”), and the EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (“EITF 96-18”), which require that such equity instruments are recorded at their fair value on the measurement date, which date is typically upon the inception of the services that will be performed, remeasured at subsequent dates to the extent the awards are unvested, and amortized into expense over the vesting period on an accelerated basis.
     Ten million shares of our common stock, which were part of the purchase price in respect of the Acquisition, were reserved for allocation under the Restricted Stock Plan. Of these shares, 9,877,000 shares were allocated to our employees, service providers and certain key personnel in November 2007. As of June 30, 2009, 2,174,000 shares under the Restricted Stock Plan were unallocated following forfeitures (net of new allocations). These awards are subject to vesting, typically over four years, which may be accelerated. In 2007, we also adopted the 2007 Long-Term Incentive Plan (the “2007 LTIP”) under which we were authorized to issue up to 40,000,000 shares and which, other than with respect to outstanding awards, was terminated and replaced in its entirety by the 2009 Long-Term

Incentive Plan (the “2009 LTIP”), adopted by our board of directors and approved by our shareholders on May 11, 2009. The 2009 LTIP authorizes the delivery of a maximum of 40,000,000 shares, in addition to the approximately 6,100,000 shares that remained available for awards under the 2007 LTIP as of May 11, 2009. In addition, to the extent that any outstanding awards under our 2007 LTIP are canceled, forfeited or otherwise lapse unexercised pursuant to the terms of that plan, the shares underlying those awards will be available for awards under the 2009 LTIP. References herein to the “LTIP” shall in context be to the 2007 LTIP and the 2009 LTIP. As of June 30, 2009, there were a total of 43,293,245 shares available for awards under the LTIP. The LTIP provides for the grants of incentive and non-qualified stock options, stock appreciation rights, common stock, restricted stock, restricted stock units, performance units and performance shares to employees, service providers, non-employee directors and certain key personnel who hold direct or indirect limited partnership interests in certain GLG entities. Shares of restricted stock awarded under the Restricted Stock Plan and the LTIP are issued and outstanding shares, except in the case of awards under these plans to personnel who are members of the limited partner profit share arrangement in which case shares are issued and become outstanding only as the awards vest. Unvested awards under the LTIP and Restricted Stock Plan which are forfeited, to the extent shares are issued, are returned to us and canceled.
     In addition, the Principals and the Trustees have entered into an agreement among principals and trustees which provides that, in the event a Principal voluntarily terminates his employment with us for any reason prior to the fifth anniversary of the closing of the Acquisition, a portion of the equity interests held by that Principal and his related Trustee as of the closing of the Acquisition will be forfeited to the Principals who are still employed by us and their related Trustees. The agreement provides for vesting of 17.5% on the consummation of the Acquisition, and 16.5% on each of the first through fifth anniversaries of the Acquisition.
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
     Following the Acquisition in addition to a portion of our income being subject to U.K. taxation, U.S. taxation will be imposed on our profits earned within the United States as well as on our profits earned outside the United States that are repatriated back to the United States in the form of dividends or that are classified as Subpart F income for U.S. income tax purposes (e.g , dividends and interest). We expect to repatriate some of our profits in this manner and experience U.S. taxation on those repatriated profits. In connection with the Acquisition, we recognized for U.S. income tax purposes the value of goodwill and certain other intangibles which we are amortizing and deducting for U.S. income tax purposes over a 15-year period. This amortization deduction is taken into account in determining how much of the repatriated profits and Subpart F income is subject to U.S. taxation. Depending on the amount of profits earned outside the United States, including the amount of Subpart F income, and the amount of profits repatriated, this tax amortization deduction will effectively reduce U.S. tax expense on repatriated profits and Subpart F income. Allocation of income among business activities and entities is subject to detailed and complex rules applied to facts and circumstances that generally are not readily determinable at the date financial statements are prepared. Accordingly, estimates are made of income allocations in computing financial statement effective tax rates that may differ from actual allocations determined when tax returns are prepared or after examination by tax authorities.
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
     Where a single-manager alternative strategy fund or internal FoF managed by us invests in an underlying single-manager alternative strategy fund managed by us, the “investing fund” is the top-level GLG Fund into which a client invests and the “investee fund” is the underlying GLG Fund into which the investing fund invests. For example, if the GLG European Long-Short Fund invests in the GLG Utilities Fund, the GLG European Long-Short Fund is the investing fund and the GLG Utilities Fund is the investee fund.
Management Fees
     Our gross management fee rates to GLG Funds are set as a percentage of fund AUM. Management fee rates vary depending on the product, as set forth in the table below (subject to fee treatment of fund-in-fund reinvestments as described below):

Product	General Range of Gross Fee Rates (% of AUM) As of June 30, 2009
Single-manager alternative strategy funds*	1.50% — 2.50%**
Long-only funds	0.30% — 2.25%
Internal FoF	0.25% — 1.50%** (at the investing fund level)
External FoF ***	1.00% — 1.95%

*	Excludes the GLG European Long-Short (Special Assets) Fund, the GLG Emerging Markets (Special Assets) II Fund and the GLG North American Opportunity (Special Assets) Fund established during November 2008 into which certain private placements and other not readily realizable investments were contributed by the GLG European Long-Short Fund, the GLG Emerging Markets Fund and the GLG North American Opportunity Fund, respectively, for the purpose of liquidating them, where the management fee is 0.50%.

**	When one of the single-manager alternative strategy funds or internal FoFs managed by us invests in an underlying single-manager alternative strategy fund managed by us, management fees are charged at the investee fund level, except in the case of the GLG Multi-Strategy Fund where fees are charged at both the investee and investing fund levels.

***	Excludes GLG Global Opportunity (Special Assets) Fund.
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
     The mix of our AUM has changed significantly from June 30, 2008 through June 30, 2009. The effect of this changing mix from our higher fee yielding single-manager alternative strategy products into lower fee yielding long-only strategy products has had the effect of reducing our management fee yields when measured as a percentage of our overall AUM. This trend continued during the period ending June 30, 2009 due to the acquisition of SGAM UK which consisted of long-only funds and managed accounts which have lower management fee yields than our single-manager alternative strategy products. The impact of these trends on our AUM mix is largely reflected in our management fee yield at June 30, 2009. The management fee yield in future periods will be dependent on specific inflows, outflows and other related factors.
Performance Fees
     Our gross performance fee rates to GLG Funds are set as a percentage of fund performance, calculated as investment gains (both realized and unrealized), less management and administration fees, subject to “high water marks” and, in the case of most long-only funds, five external FoHFs and three single-manager alternative strategy funds, to performance hurdles. As a result, even when a GLG Fund has positive fund performance, we may not earn a performance fee due to negative fund performance in prior measurement periods and in some cases due to a failure to reach a hurdle rate. High water marks and performance hurdles, however, are determined on a fund by fund and investor by investor basis and performance fees are not netted across funds, other than in the case of the special assets funds related to the GLG Emerging Markets Fund, the GLG European Long-Short Fund and the GLG North American Opportunity Fund. The special assets funds do not earn a performance fee until an investor’s high water mark across both the special assets fund and its original fund is exceeded. Accordingly, any funds above high water marks and applicable performance hurdles at the end of the relevant measurement period will contribute to performance fee revenue. As of June 30, 2009, a vast majority of the AUM in our long-only funds and approximately half of the AUM in our single-manager alternative strategy funds subject to high-water marks were below their respective high-water marks. First half 2009 fund performance has generally reduced the additional performance necessary to reachieve the high-water marks for many GLG Funds, however, for some funds significant high-water marks remain. Accordingly, even if our funds that are below high water marks have positive performance in subsequent performance periods, our ability to earn performance fees during those periods will be adversely impacted due to the number of funds subject to high water marks and the amounts to be recovered.

     Performance fee rates vary depending on the product, as set forth in the table below (subject to fee treatment of fund-in-fund investments as described below):

Product	General Range of Gross Fee Rates (% of Investment Gains) As of June 30, 2009
Single-manager alternative strategy funds	10% — 30%*
Long-only funds	0% — 20% (may be subject to performance hurdle)
Internal FoF	0% — 20%* (at the investing fund level)
External FoF	5% — 10% (may be subject to performance hurdle)

*	When one of the single-manager alternative strategy funds or internal FoFs managed by us invests in an underlying single-manager alternative strategy fund managed by us, performance fees are charged at the investee fund level. In addition, performance fees are charged at both the investee and investing fund levels on the GLG Global Aggressive Fund, to the extent, if any, that the performance fee charged at the investing fund level is greater than the performance fee charged at the investee fund level.

**	We have adopted Method 1 for recognizing performance fee revenues and under Method 1 we do not recognize performance fee revenues until the end of the measurement period when the amounts are crystallized, which for the majority of the investment funds and accounts managed by us is on June 30 and December 31.
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
     When one of the single-manager alternative strategy funds or internal FoFs managed by us invests in an underlying single-manager alternative strategy fund managed by us, administration fees are charged at both the investing and investee fund levels.
Fees on Managed Accounts
     Managed account fee structures are negotiated on an account-by-account basis and may be more complex than for the GLG Funds. Across the managed account portfolio, fee rates vary according to the underlying mandate and, excluding one material managed account, in the aggregate are generally within the performance (subject, in some cases, to a performance hurdle) and management fee ranges charged with respect to comparable fund products. In October 2008, a new material managed account funded which provides for a management fee at institutional rates and a performance fee based on exceeding certain benchmarks even in a scenario with negative performance. We signed a sub-advisory agreement with SGAM UK in December 2008 which earned a management fee at an institutional rate. This agreement terminated on April 3, 2009 upon completion of the acquisition of SGAM UK.

Expenses
Compensation, Benefits and Profit Share
     To attract, retain and motivate the highest quality investment and other professionals, we provide significant remuneration through salary, discretionary bonuses, profit sharing and other benefits. We have built an experienced and highly-regarded investment management team of 125 investment professionals.
     The largest component of expenses is compensation, benefits and profit share payable to our investment and other professionals. This includes significant fixed annual salary, limited partner profit share and other compensation based on individual, team and company performance and profitability.
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
     Following the Acquisition, and as required by SFAS 123(R), our GAAP employee compensation expense reflects share-based and other compensation recognized in respect of (a) the equity participation plan, the 10,000,000 shares allocated for the benefit of employees, service providers and certain key personnel under the Restricted Stock Plan, and the agreement among the principals and trustees (collectively, the “Acquisition-related compensation expense”) and (b) share-based compensation recognized in respect of the shares awarded post-Acquisition under the LTIP.
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
     The components of non-GAAP CBP are:
•	Base compensation — contractual compensation paid to employees in the form of base salary, which is expensed as incurred.

•	Variable compensation — payments that arise from the contractual entitlements of personnel to a fixed percentage of certain variable fee revenues attributable to such personnel with respect to GLG Funds and managed accounts. Variable compensation expense is recognized at the same time as the underlying fee revenue is crystallized, which may be monthly, quarterly, annually or semi-annually (on June 30 and December 31), depending on the fee revenue source.

•	Discretionary compensation — payments that are determined by our management in its sole discretion and are generally linked to performance. In determining such payments, our management considers, among other factors, the ratio of total discretionary compensation to total revenues; however, this ratio may vary between periods and, in particular, significant discretionary bonuses may still be paid in a period of low performance for retention and incentivization purposes. This discretionary compensation is paid to employees in the form of a discretionary cash bonus or share-based compensation. Discretionary compensation is generally declared and paid following the end of each calendar year. However, the estimated discretionary compensation charge is adjusted as appropriate based on the year-to-date profitability and revenues recognized on a year-to-date basis. As the majority of the GLG Funds crystallize their performance fees at June 30 and December 31, the majority of discretionary compensation expense crystallizes at year end and is typically paid in January and February following the year end.

•	Limited partner profit share — distributions of limited partner profit share under the limited partner profit share arrangement described below.

•	Post - Acquisition LTIP — post-Acquisition share based compensation awarded to employees and limited partners under the LTIP and accounted for under SFAS 123(R) and EITF 96-18, respectively.
Limited Partner Profit Share
     The key personnel who are participants in the limited partner profit share arrangement, provide services to us through two limited liability partnerships, Laurel Heights LLP and Lavender Heights LLP, which are limited partners in GLG Partners LP and GLG Partners Services LP, respectively. The amount of profits (or limited partner profit share) attributable to each of the LLPs is determined at our discretion based upon the profitability of our business and our view of the contribution to revenues and profitability from the services provided by each limited partnership during that period. These profit shares are recorded as operating expenses matching the period in which the related revenues are accrued and services provided. A portion of the partnership distribution is advanced monthly as a draw against final determination of profit share. Once the final profit allocation is determined typically in January and February following each year end, it is paid to the LLPs, as limited partners, less any amounts paid as advance drawings during the year. See “— Allocation of Profit Shares to Individual Members of LLPs” below for a further discussion of the allocations. In addition, as shares of restricted stock awarded under our Restricted Stock Plan or LTIP to members of the LLPs vest or as we pay cash dividends on the unvested shares of restricted stock awarded under these plans to members of the LLPs, we allocate additional profits to the LLPs sufficient for the LLP to acquire from us the shares that are vesting or to pay the relevant dividend. These additional profit shares are recorded as operating expense in accordance with SFAS 123(R). Other limited partners of GLG Partners Services LP who receive profit allocations include four investment professionals who are not members of Lavender Heights LLP, but whose profit distributions from GLG Partners Services LP are determined in the same manner as the allocation of profit shares to individual members of the LLP described below and included in the limited partner profit measure, as described below.

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
Assessing Business Performance
     As discussed above under “— Expenses — Compensation, Benefits and Profit Share”, we assess our personnel-related expenses based on the measure non-GAAP CBP. Non-GAAP CBP reflects GAAP compensation, benefits and profit share expense, adjusted to exclude the Acquisition-related compensation expense described above under “— Expenses — Compensation, Benefits and Profit Share” and assess our expenses based on the measure non-GAAP total expenses, which adjusts GAAP total expenses for the same Acquisition-related compensation expense as non-GAAP CBP. In addition, we assess the underlying performance of our business based on the measure “non-GAAP adjusted net income”, which adjusts GAAP net (loss)/income before non-controlling interest for Acquisition-related compensation expense, realized loss on available-for-sale investments, gain on business combination — negative goodwill, amortization of intangible assets, the related tax effects of the foregoing and cumulative dividends accrued for the holders of FA Sub 2 Limited Exchangeable Shares. See “— Results of Operations — Adjusted Net Income” for this reconciliation for the periods presented. We have added realized loss on available-for-sale investments, gain on business combination – negative goodwill, amortization of intangible assets, the related tax effects of the foregoing to our definition of non-GAAP adjusted net income. We believe that excluding the impact of the above enhances the comparisons to our core results of operations with historical periods and provides a better measure of our economic income.
     Non-GAAP CBP and non-GAAP total expenses are not measures of financial performance under GAAP and should not be considered as an alternative to GAAP compensation, benefits and profit share expense or GAAP total expense, respectively. Further, adjusted net income is not a measure of financial performance under GAAP and should not be considered as an alternative to GAAP net income as an indicator of our operating performance or any other measures of performance derived in accordance with GAAP.
     The non-GAAP financial measures we present may be different from non-GAAP financial measures used by other companies.
     We are providing these non-GAAP financial measures to enable investors, securities analysts and other interested parties to perform additional financial analysis of our personnel-related costs and our earnings from operations and because we believe that they will be helpful to investors in understanding all components of the personnel-related costs of our business. We believe that the non-GAAP financial measures also enhance comparisons of our core results of operations with historical periods. In particular, we believe that the non-GAAP adjusted net income measure better represents economic income than does GAAP net income primarily because of the adjustments described above. In addition, we use these non-GAAP financial measures in our evaluation of our core results of operations and trends between fiscal periods and believe these measures are an important component of our internal performance measurement process. We also prepare forecasts for future periods on a basis consistent with these non-GAAP financial measures. Non- GAAP adjusted net income has certain limitations in that it may overcompensate for certain costs and expenditures related to our business.
     Under the agreement governing our revolving credit and term loan facilities, we were required to maintain compliance with certain financial covenants based on adjusted earnings before interest expense, provision for income taxes, depreciation and amortization, or adjusted EBITDA, which is calculated based on the non-GAAP adjusted net income measure, further adjusted to add back interest expense, provision for income taxes, depreciation and amortization. Our amended revolving credit and term loan agreements eliminated the related financial covenants.
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
Assets Under Management
     The mix of our AUM has changed significantly from June 30, 2008 through June 30, 2009. The effect of this changing mix from our higher fee yielding single-manager alternative strategy products into lower fee yielding long-only strategy products has had the effect of reducing our management fee yields when measured as a percentage of our overall AUM. This trend continued during the period ending June 30, 2009 due to the acquisition of SGAM UK which consisted of long-only funds and managed accounts which have lower management fee yields than our single-manager alternative strategy products. The impact of these trends on our AUM mix is largely reflected in our management fee yield at June 30, 2009. The management fee yield in future periods will be dependent on specific inflows, outflows and other related factors.

Assets Under Management
Change in AUM between June 30, 2009, March 31, 2009, December 31, 2008 and June 30, 2008
(U.S. Dollars in millions)

	As of Jun.	As of Mar.	3-Month	As of Dec.	6-Month	As of Jun.	12-Month
	30, 2009	31, 2009	Change	31, 2008	Change	30, 2008	Change
Alternative strategies (1) (2)	$10,441	$9,843	$598	$12,518	$(2,077)	$22,457	$(12,016)
Long-only (1) (3)	11,131	5,576	5,555	4,026	7,105	5,438	5,693

Gross AUM	$21,572	$15,419	$6,153	$16,544	$5,028	$27,895	$(6,323)

Less: alternative strategy investments in GLG Funds	(1,456)	(1,388)	(68)	(1,503)	47	(4,222)	2,766
Less: long only strategy investments in GFLG Funds	(1,022)	—	(1,022)	(2)	(1,020)	(5)	(1,017)

Net AUM	$19,094	$14,031	$5,063	$15,039	$4,055	$23,668	$(4,574)

Quarterly average gross AUM	$18,495	$15,982		$18,848		$28,516
Quarterly average net AUM(4)	18,840	11,519		16,160		24,157

Opening net AUM	$14,031	$15,039		$17,280		$24,646
Inflows	5,634	2,175		5,970		2,974
Outflows	(3,408)	(2,125)		(5,199)		(3,603)

Inflows (net of redemptions)	2,226	50		771		(629)
Performance (gains net of losses and fees)	1,797	(807)		(2,649		(269)
Currency translation impact	1,040	(251)		(363)		(80)

Closing net AUM	$19,094	$14,031		$15,039		$23,668

(1)	Includes investments in GLG Funds.

(2)	Alternative strategies includes managed accounts based on alternative strategies and 130/30 funds

(3)	Long-only strategies includes managed accounts based on long-only strategies and all SGAM UK net AUM acquired on April 3, 2009.

(4)	Ratios are annualized for quarterly and half year periods and average net AUM for a given period is calculated as a 2 point (quarter open and close) average for the quarters and 3 point (first quarter open and close and second quarter close) average for the halves; ratios calculated using Q1 2009 and Q2 2009 average net AUM exclude the approximately $3 billion mandate with respect to the sub-advisory arrangement with SGAM UK which terminated upon the completion of its acquisition on April 3, 2009 and ratios calculated using Q2 2009 average net AUM include net AUM of approximately $7.0 billion acquired from SGAM UK on April 3, 2009 as if they were acquired at the opening of Q2 2009; first half 2009 average net AUM is calculated as a 4 point average (first and second quarter open and close) rather than a 3 point average in order to more appropriately capture the AUM movements associated with SGAM UK between Q1 2009 and Q2 2009 in connection with the termination of the sub-advisory agreement and the SGAM UK acquisition and ratios calculated using first half 2009 average net AUM have been adjusted accordingly.

During the three months ended June 30, 2009, our net AUM increased by 36.1% to $19.1 billion and our gross AUM increased by 39.9% to $21.6 billion. The increase in AUM was attributable to the following:
•	Positive fund and managed account performance during the three months ended June 30, 2009, resulting in performance gains (net of losses and fees) of $1.8 billion,

•	Inflows (net of redemptions) of $2.2 billion in AUM for the three months ended June 30, 2009, were driven by:
•	Long-only strategy net inflows of $2.5 billion, composed of subscriptions of $5.1 billion offset by redemptions of $2.6 billion. These net inflows were the result of the acquired AUM from the SGAM UK transaction; and

•	Alternative strategy net outflows of $0.3 billion, composed of subscriptions of $0.5 billion offset by redemptions of $0.8 billion.
•	A weakening of the U.S. dollar against other currencies in which a portion of our funds and managed accounts are denominated, resulting in positive foreign exchange impact on AUM of $1.0 billion during the three months ended June 30, 2009.
     The ratio between net and gross AUM decreased during the second quarter of 2009 as compared to the first quarter of 2009, reflecting increased relative levels of fund-in-fund investments, with respect to investments by our FoF products in certain funds managed by us and investments by certain single-manager alternative strategy funds managed by us in other single-manager alternative strategy funds managed by us.
     As of June 30, 2009, approximately $1.9 billion of AUM were in GLG Funds for which the related fund boards of directors had suspended redemptions. The funds included: The GLG MMI Enhanced II Fund, GLG Global Utilities Fund, GLG Credit Fund, GLG MMI Enhanced Fund, GLG Multi-Strategy Fund, GLG Market Neutral Fund and GLG Event Driven Fund. We continue to receive full management and administration fees related to these funds, except as described below with respect to the GLG Market Neutral Fund.
     On July 1, 2009, the GLG Market Neutral Fund was restructured to create a side pocket with approximately $285 million of AUM which will earn a reduced management fee of 50 bps and paid cash redemptions of approximately $394 million. The remaining AUM in the GLG Market Neutral Fund of approximately $384 million will continue to earn full management and administration fees. Post the restructuring of the GLG Market Neutral Fund, the AUM balance in funds with suspended redemptions was approximately $407 million.
     In addition, as of June 30, 2009, we managed special assets funds which are principally comprised of private placement and other not readily realizable investments that have been transferred from other GLG funds totaling approximately $1.1 billion. These special assets funds included GLG Emerging Markets (Special Assets) Fund, GLG Emerging Markets (Special Assets) II Fund, GLG European Long-Short (Special Assets) Fund, GLG North American Opportunity (Special Assets) Fund, GLG Global Opportunity (Special Assets) Fund, and GLG MMI Diversified Special Assets Fund. The purpose of the special assets funds is to permit the orderly sale of these investments. As investments held by the special assets funds are sold, proceeds will be used to redeem investors from those funds. Other than GLG Emerging Markets (Special Assets) Fund, which has a management fee of 2.0%, all of the above funds have reduced management fees of 0.50%.
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
     As a consequence of LBIE being in administration, the GLG Funds and, to the best of our knowledge, the managed accounts which used LBIE as a prime broker, have been unable to access their assets, including all securities and cash, deposited with LBIE. The appointment of the joint administrators in respect of LBIE triggered defaults under certain agreements between each GLG Fund and LBIE, including certain trading agreements, resulting in either (i) automatic termination of these agreements or (ii) the entitlement of the relevant GLG Fund to terminate the relevant agreement. The GLG Funds have in general elected to terminate their agreements with LBIE to quantify amounts owing to and from LBIE under trading agreements, reduce market risks, reduce exposure to a net amount, limit LBIE’s rights and/or crystallize rights and obligations between the parties with a view to allowing LBIE to release assets, among other factors. In addition, in certain limited cases, GLG Funds have established side pockets or otherwise restructured to compartmentalize the potential impact of the LBIE administration on their investors.
     The net direct exposure of each GLG Fund to LBIE and the other entities in the Lehman Brothers group is reflected in the net asset value of each fund and carried at fair value. The fair value of the exposure is determined on the basis of the best information available to us from time to time, legal and professional advice obtained for the purpose of determining the rights and obligations of each GLG Fund, and on the basis of a number of assumptions which we believe to be reasonable, including that:
•	amounts which LBIE was required to treat as client money under the rules of the U.K. Financial Services Authority and not use in the course of its business were and are, in fact, so held, and that any shortfall in recoveries of client monies will not exceed reserves established to date by the GLG Funds;

•	even though LBIE or its affiliates may be entitled to withhold assets to satisfy any net indebtedness owed to them, there will be no material shortfall in the recovery of assets held on trust by LBIE as a custodian, or by LBI as a sub-custodian for LBIE, or by any other sub-custodian appointed by LBIE with regard to the assets of a GLG Fund, and, to the extent there is a shortfall, GLG Funds will be able to effect setoff against and to the extent of any amount owing by a GLG Fund to LBIE;

•	the information we have received to date from the administrators of LBIE in relation to the re-hypothecation of GLG Fund assets by LBIE is true and accurate;

•	unsettled transactions between GLG Funds and LBIE at the time LBIE entered into administration proceedings will be determined on the basis of a cash settlement of those trades, in accordance with contractual agreements between the affected GLG Fund and LBIE, or cancelled, in each case, as determined by us;

•	the cash settlement amounts for terminated over-the-counter derivatives and other transactions will be as determined by us in accordance with contractual documentation;

•	the recovery on amounts estimated to be unsecured claims against LBIE will not be materially greater or lesser than currently estimated by the GLG Funds; and

•	there are no other facts or factors, which if known to us, would lead us to conclude that the business of LBIE was conducted otherwise than in accordance with the contractual documentation or that any of our assumptions is incorrect.

     The fair value of the exposure is reviewed regularly, including the assumptions, with the relevant GLG Fund’s directors, independent fund administrator and independent auditors, and updated as necessary.
     In July 2009, the administrators of LBIE announced a proposed scheme of arrangement for the return of assets held on trust by LBIE. If approved by the court and the requisite majority of creditors on the timetable proposed by the administrators, the scheme would crystallize claims and begin to return assets during the first half of 2010. It is not possible to say with certainty if or when the scheme will be approved, whether the above assumptions will be validated, or whether the size of the GLG Funds’ apparent entitlement should be adjusted upwards or downwards and the extent to which the GLG Funds’ claims will be accepted or disputed. It is possible that, in respect of some or all of the long positions owned by GLG Funds, the GLG Funds will not receive the return of these assets from Lehman Brothers and may instead be exposed as a general creditor of one or more of the insolvent Lehman Brothers entities. Accordingly, until we are able to fully reconcile our information and assumptions with the administrators of LBIE and/or resolve any outstanding commercial and legal disagreement or uncertainties with LBIE, or until the scheme is approved, the GLG Funds’ claims made final and accepted, and distributions under the scheme completed, these estimates could change or the assumptions may prove to be incorrect, and the estimated exposure of the GLG Funds could be materially greater or lesser.
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
     The GLG Funds and managed accounts have, in the aggregate, recognized losses as a result of the foregoing and, the GLG Funds and managed accounts may incur additional losses if our estimates change and/or the assumptions we have made or outside opinions we have obtained prove incorrect. In any event, the GLG Funds and managed accounts will suffer substantial delay before there is a final resolution as to exposure and the ultimate recovery. If our clients, including the GLG Funds and managed accounts, do not fully recover their assets, suffer losses or substantial delays, they might redeem their investments, lose confidence in us and or make claims against us, our affiliates and/or the GLG Funds.

Results of Operations
Condensed Consolidated GAAP Statement of Operations Information
(U.S. dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net revenues and other income
Management fees, net	$36,031	$90,600	$70,458	$189,356
Performance fees, net	37,942	78,194	48,759	82,929
Administration, service and distribution fees, net	5,937	20,449	11,410	42,697
Other	6,232	(433)	7,229	5,208

Total net revenues and other income	86,142	188,810	137,856	320,190

Expenses
Compensation, benefits and profit share	(171,930)	(236,703)	(318,586)	(549,742)
General, administrative and other	(25,426)	(30,230)	(47,743)	(60,533)
Amortization of intangible assets	(833)	—	(833)	—
Third party distribution, administration and service fees	(665)	—	(665)	—

Total expenses	(198,854)	(266,933)	(367,827)	(610,275)

Loss from operations	(112,712)	(78,123)	(229,971)	(290,085)
Realized loss on available-for-sale investments	—	—	(21,217)	—
Gain on debt extinguishment	84,821	—	84,821	—
Gain on business combination – negative goodwill	21,122	—	21,122	—
Interest income	291	1,555	649	4,641
Interest expense	(3,619)	(5,637)	(6,567)	(12,766)

Loss before income taxes	(10,097)	(82,205)	(151,163)	(298,210)

Income taxes	(1,934)	(3,296)	(2,552)	(9,496)

Net loss	(12,031)	(85,501)	(153,715)	(307,706)

Less non-controlling interests:
Share of loss	(1,794)	—	20,227	—
Cumulative dividends on exchangeable shares	(10,552)	(5,169)	(11,147)	(9,298)
Exchangeable shares dividend	—	(2,945)	—	(2,945)

Net loss attributable to common stockholders	$(24,377)	$(93,615)	$(144,635)	$(319,949)

Net Revenues and Other Income
Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008
Change in GAAP Net Revenues and Other Income between
Three Months Ended June 30, 2009 and June 30, 2008
(U.S. dollars in thousands)

	Three Months Ended June 30,
	2009	2008	Change
Net revenues and other income
Management fees, net	$36,031	$90,600	$(54,569)
Performance fees, net	37,942	78,194	(40,252)
Administration, service and distribution fees, net	5,937	20,449	(14,512)
Other	6,232	(433)	6,665

Total net revenues and other income	$86,142	$188,810	$(102,668)

Key ratios
Total net revenues and other income/average net AUM, annualized	1.83%	3.13%	(1.30)%
Management fees/average net AUM, annualized	0.77%	1.50%	(0.73)%
Administration, service, and distribution fees/average net AUM, annualized	0.13%	0.34%	(0.21)%
     Total net revenues and other income decreased by $102.7 million, or 54.4%, to $86.1 million for the three months ended June 30, 2009 versus the three months ended June 30, 2008. This decrease was driven primarily by lower management, performance and administration fee revenue.
     For management and administration, service and distribution fee revenues, we use net fee yield as a measure of our fees generated for every dollar of our net AUM. The net management and administration, service and distribution fee yield is equal to the management fees and administration fees, respectively, divided by average net AUM for the applicable period.
     Net management fees decreased by $54.6 million, or 60.2%, to $36.0 million. This decline in net management fees was driven primarily by the decrease in net AUM and by a decrease in management fee yield resulting from the changing mix of our AUM towards lower fee yielding products and the impact of the SGAM UK acquisition-related long-only assets.
     Net performance fees decreased by $40.3 million, or 51.5%, to $37.9 million. While we generally had positive performance in the first half of 2009, the decrease in fees was driven by:
•	The generally lower levels of performance fee eligible AUM compared to June 30, 2008; and

•	The impact of fewer GLG Funds able to meet their respective performance hurdle rates or high water marks since performance fees last crystallized, even if they generated positive performance during the performance fee crystallization period.
     Net administration, service and distribution fees decreased by $14.5 million, or 71.0%, to $5.9 million. This decline was primarily driven by two factors: (1) lower average net AUM balances; and (2) the acquisition of SGAM UK during the period, which does not carry an administration fee, thereby lowering administration, service, and distribution fee yields as calculated as a percentage of our AUM.
     Other income increased by $6.7 million, to $6.2 million. This increase was primarily due to foreign exchange gains in our pound sterling denominated cash balances as well as other fees of approximately $1 million derived from the funds acquired in the acquisition of SGAM UK.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008
Change in GAAP Net Revenues and Other Income between
Six Months Ended June 30, 2009 and June 30, 2008
(U.S. dollars in thousands)

	Six Months Ended June 30,
	2009	2008	Change
Net revenues and other income
Management fees, net	$70,458	$189,356	$(118,898)
Performance fees, net	48,759	82,929	(34,170)
Administration, service and distribution fees, net	11,410	42,697	(31,287)
Other	7,229	5,208	2,021

Total net revenues and other income	$137,856	$320,190	$(182,334)

Key ratios

Total net revenues and other income/average net AUM, annualized	1.82%	2.63%	(0.81)%
Management fees/average net AUM, annualized	0.93%	1.56%	(0.63)%
Administration, service and distribution fees/average net AUM, annualized	0.15%	0.35%	(0.20)%
     Total net revenues and other income decreased by $182.3 million, or 57.0%, to $137.9 million for the six months ended June 30, 2009 versus the six months ended June 30, 2008. This decrease was driven primarily by lower management, performance and administration, service and distribution fee revenue.
     Net management fees decreased by $118.9 million, or 62.8%, to $70.5 million. This decline in net management fees was driven primarily by the decrease in net AUM and by a decrease in management fee yield resulting from the changing mix of our AUM towards lower fee yielding products and the impact of the SGAM UK acquisition-related long-only assets.
     Net performance fees decreased by $34.2 million, or 41.2%, to $48.8 million. While we generally had positive performance in the first half of 2009, the decrease in fees was driven by:
•	The generally lower levels of performance fee eligible AUM compared to June 30, 2008; and

•	The impact of fewer GLG Funds able to meet their respective performance hurdle rates or high water marks since performance fees last crystallized, even if they generated positive performance during the performance fee crystallization period.
     Net administration, service and distribution fees decreased by $31.3 million, or 73.3%, to $11.4 million. This decline was primarily driven by two factors: (1) lower average net AUM balances; and (2) the acquisition of SGAM UK during the period, which does not carry an administration fee, thereby lowering administration, service, and distribution fee yields calculated as a percentage of our AUM.
     Other income increased by $2.0 million, or 38.8% to $7.2 million. This increase was primarily due to foreign exchange gains in our pound sterling denominated cash balances as well as other fees of approximately $1 million derived from the funds acquired in the acquisition of SGAM UK.

     Expenses
     Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008
Change in GAAP Expenses between Three Months Ended
June 30, 2009 and June 30, 2008
(U.S. dollars in thousands)

	Three Months Ended June 30,
	2009	2008	Change
Expenses
Compensation, benefits and profit share	$(171,930)	$(236,703)	$64,773
General, administrative and other	(25,426)	(30,230)	4,804
Amortization of intangible assets	(833)	—	(833)
Third party distribution, administration and service fees	(665)	—	(665)

Total expenses	$(198,854)	$(266,933)	$68,079

Key ratios
Compensation, benefits and profit share / total GAAP net revenues and other income	199.6%	125.4%	74.2%
General, administrative and other / total GAAP net revenues and other income	29.5%	16.0%	13.5%
Total expenses / total GAAP net revenues and other income	230.8%	141.4%	89.4%
     Compensation, benefits and profit share decreased by $64.8 million, or 27.4%, to $171.9 million, primarily due to reduced discretionary bonuses and limited partner profit share, lower expenses related to Acquisition-related share based compensation, as well as a decrease in the Principal’s salaries. These decreases were slightly offset by additional fixed compensation which included costs of additional employees related to the SGAM UK acquisition, as well as redundancy charges due to the restructuring of the SGAM UK acquired business. In addition, approximately $0.7 million of third party distribution, administration and service fees were recorded which represent fund administration costs, as well as cross-selling fees related to the newly acquired SGAM UK funds. General, administrative and other expenses decreased by $4.8 million, or 15.9% due to the implementation of expense management initiatives which was partially offset by additional expenses from the operations acquired from SGAM UK.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008
Change in GAAP Expenses between Six Months Ended
June 30, 2009 and June 30, 2008
(U.S. dollars in thousands)

	Six Months Ended June 30,
	2009	2008	Change
Expenses
Compensation, benefits and profit share	$(318,586)	$(549,742)	$231,156
General, administrative and other	(47,743)	(60,533)	12,790
Amortization of intangible assets	(833)	—	(833)
Third party distribution, administration and service fees	(665)	—	(665)

Total expenses	$(367,827)	$(610,275)	$242,448

Key ratios
Compensation, benefits and profit share / total GAAP net revenues and other income	231.1%	171.7%	59.4%
General, administrative and other / total GAAP net revenues and other income	34.6%	18.9%	15.7%
Total expenses / total GAAP net revenues and other income	266.8%	190.6%	76.2%
     Compensation, benefits and profit share decreased by $231.2 million, or 42.0%, to $318.6 million primarily due to reduced discretionary bonuses and limited partner profit share, lower expenses related to Acquisition-related share based compensation as well as a decrease in the Principal’s salaries. These decreases were slightly offset by additional fixed compensation which included costs related to additional employees related to the SGAM UK acquisition, as well as redundancy charges due to the restructuring of the SGAM UK acquired business. In addition, approximately $0.7 million of third party distribution, administration and service fees were recorded which represent fund administration costs, as well as cross-selling fees related to the newly acquired SGAM UK funds. General, administrative and other expenses decreased by $12.8 million or 21.1% due to the implementation of expense management initiatives which were partially offset by additional expenses from the operations acquired from SGAM UK.

Non-GAAP Expense Measures
     As discussed above under “— Assessing Business Performance”, we present a non-GAAP compensation, benefits, and profit share measure. The table below reconciles GAAP compensation, benefits and profit share to non-GAAP CBP for the periods presented.Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008
Change in Non-GAAP Expenses between Three Months Ended
June 30, 2009 and June 30, 2008
(U.S. dollars in thousands)

	Three Months Ended June 30,
	2009	2008	Change
Non-GAAP expenses
GAAP compensation, benefits and profit share	$(171,930)	$(236,703)	$64,773
Add back: Acquisition-related compensation expense and other compensation costs	128,851	140,348	(11,497)

Non-GAAP CBP	(43,079)	(96,355)	53,276
GAAP general, administrative and other	(25,426)	(30,230)	4,804
Third party distribution, service and advisory	(665)	—	(665)

Non-GAAP total expenses	$(69,170)	$(126,585)	$57,415

Key ratios (based on non-GAAP measures)
Non-GAAP CBP / total GAAP net revenues and other income	50.0%	51.0%	(1.0)%
General, administrative and other / total GAAP net revenues and other income	29.5%	16.0%	13.5%
Non-GAAP total expenses / total GAAP net revenues and other income	80.3%	67.0%	13.3%
      Non-GAAP total expenses decreased by $57.4 million, or 45.4%, to $69.2 million primarily due to:
•	Lower non-GAAP CBP primarily due to reduced discretionary bonuses and profit share. These decreases were slightly offset by additional fixed compensation which included costs related to additional employees from the SGAM UK acquisition, as well as redundancy charges due to the restructuring of the SGAM UK acquired business;

•	Lower general, administrative, and other expenses due to the implementation of expense management initiatives which were partially offset by additional expenses from the operations acquired with SGAM UK;and

•	Approximately $0.7 million of third party distribution, service and advisory fees which reflect fund administration costs as well as cross-selling fees related to the newly acquired SGAM UK funds.

     Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008
Change in Non-GAAP Expenses between Six Months Ended
June 30, 2009 and June 30, 2008
(U.S. dollars in thousands)

	Six Months Ended June 30,
	2009	2008	Change
Non-GAAP expenses
GAAP compensation, benefits and profit share	$(318,586)	$(549,742)	$231,156
Add back: Acquisition-related compensation expense and other compensation costs	255,588	400,503	(144,915)

Non-GAAP CBP	(62,999)	(149,239)	86,240
GAAP general, administrative and other	(47,743)	(60,533)	12,790
Third party distribution, service and advisory	(665)	—	(665)

Non-GAAP total expenses	$(111,407)	$(209,772)	$98,365

Key ratios (based on non-GAAP measures)
Non-GAAP CBP / total GAAP net revenues and other income	45.7%	46.6%	(0.9)%
General, administrative and other / total GAAP net revenues and other income	34.6%	18.9%	15.7%
Non-GAAP total expenses / total GAAP net revenues and other income	80.8%	65.5%	15.3%
     Non-GAAP total expenses decreased by $98.4 million, or 46.9%, to $111.4 million primarily due to:
•	Lower non-GAAP CBP primarily due to reduced discretionary bonuses and profit share. These decreases were slightly offset by additional fixed compensation which included costs related to additional employees from the SGAM UK acquisition, as well as redundancy charges due to the restructuring of the SGAM UK acquired business;

•	Lower general, administrative, and other expenses due to the implementation of expense management initiatives which were partially offset by additional expenses from the operations acquired with SGAM UK; and

•	Approximately $0.7 million of third party distribution, service and advisory fees which reflect fund administration costs as well as cross-selling fees related to the newly acquired SGAM UK funds.

Net Interest Expense
Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008
Change in Net Interest Income/(Expense) between Three Months Ended
June 30, 2009 and June 30, 2008
(U.S. dollars in thousands)

	Three Months Ended June 30,
	2009	2008	Change
Interest income	$291	$1,555	$(1,264)
Interest expense	(3,619)	(5,637)	2,018

Net interest expense	$(3,328)	$(4,082)	$754

     Net interest expense decreased by $0.8 million to $3.3 million driven primarily by the decrease in interest rates between June 30, 2008 and June 30, 2009.
Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008
Change in Net Interest Income/(Expense) between Six Months Ended
June 30, 2009 and June 30, 2008
(U.S. dollars in thousands)

	Six Months Ended June 30,
	2009	2008	Change
Interest income	$649	$4,641	$(3,992)
Interest expense	(6,567)	(12,766)	6,199

Net interest expense	$(5,918)	$(8,125)	$2,207

     Net interest expense decreased by $2.2 million to $5.9 million driven primarily by the decrease in interest rates between June 30, 2008 and June 30, 2009.
Gain on business combination
     In connection with the SGAM UK acquisition completed on April 3, 2009, we recorded a bargain purchase gain of approximately $21.1 related to negative goodwill. This gain was primarily driven by:
•	The recording of the fair value of net assets acquired of $27.6 million,

•	Offset by the consideration of $6.5 million paid to SGAM UK.
Gain on extinguishment of debt
     On May 15, 2009 the Company restructured its syndicated debt and revolving loan facilities, with $284.5 million ($27.7 million of the revolving credit facility and $256.8 million of the term loan) being repurchased by a consolidated subsidiary at 60% of par value.
     The discount of $113.8 million arising from the restructuring, together with the unamortized costs from the original Acquisition financing of $4.8 million and the direct finance costs relating to the refinancing of approximately $6.0 million were allocated to each syndicate lender. The revolving credit facility was evaluated under EITF 98-14 as to whether the facility for each lender had been extinguished, reduced or remained unchanged. The term loans were evaluated under EITF 96-19 whether the loan for each lender was extinguished, replaced or modified.

     The outcome of the evaluation of the revolving credit facilities and term loans was that $84.8 million of the discount on repurchase was recognized in the statement of operations as a gain on extinguishment, $26.5 million was added to the amortized cost of the continuing term loan, to be amortized against interest expense over the remaining period of the loan under the effective yield basis and $6.9 million of the remaining costs were deferred and will be amortized over the term of the debt.
Income Taxes
Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008
     Income tax decreased by $1.4 million to $1.9 million. We calculate our effective tax rate on profit before tax after certain non-tax deductible expenses and non-taxable income. For the three months ended June 30, 2009, we recognized approximately $128.9 million of Acquisition-related compensation expense, $117.7 million of which is not tax deductible, compared to $140.3 million for the three months ended June 30, 2008, $129.9 million of which is not tax deductible. We also recognized amortization of intangible assets of $0.8 million which is non-tax deductible and negative goodwill arising on business combination of $21.1 million which is non-taxable. Our profit before tax and before these expenses was $87.3 million and $47.7 million for the three months ended June 30, 2009 and 2008, respectively. Our effective tax rate based on this measure was 2.2% and 6.9% for the three months ended June 30, 2009 and 2008, respectively. These rates differ from the U.S. Federal rate of tax of 35% as our profits are predominantly earned outside the United States where lower rates of tax apply.
Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008
     Income tax decreased by $6.9 million to $2.6 million. We calculate our effective tax rate on profit/loss before tax and certain non-tax deductible expenses and non-taxable income. For the six months ended June 30, 2009, we recognized approximately $255.6 million of Acquisition-related compensation expense, $236.6 million of which is not tax deductible, compared to $400.5 million for the six months ended June 30, 2008, $360.6 million of which is not tax deductible. We also recognized amortization of intangible assets of $0.8 million and a realized loss on available-for-sale investments of $21.2 million, both of which are non-tax deductible, and negative goodwill arising on business combination of $21.1 million which is non-taxable. Our loss/profit before tax and before these expenses was $86.3 million and $62.4 million for the six months ended June 30, 2009 and 2008, respectively. Our effective tax rate based on this measure was 3.0% and 15.2% for the six months ended June 30, 2009 and 2008, respectively. These rates differ from the U.S. Federal rate of tax of 35% as our profits are predominantly earned outside the United States where lower rates of tax apply.
Non-controlling Interests
Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008
     Non-controlling interest in the second quarter of 2009 was a balance of $12.3 million versus a balance of $8.1 million in the second quarter of 2008. The difference between the periods was due to:
•	$5.4 million in cumulative dividends accruing to holders of FA Sub 2 Exchangeable shares, and

•	$1.8 million for the share of income attributable to holders of FA Sub 2 Exchangeable Shares under SFAS 160,

•	offset by $2.9 million for dividends accruing to holders of FA Sub 2 Exchangeable Shares in the prior period.
Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008
     Non-controlling interest for the first half of 2009 was a balance of $9.0 million versus a balance of $12.2 million for the first half of 2008. The difference between the periods was due to:
•	$20.2 million for the share of loss attributable to holders of FA Sub 2 Exchangeable Shares under SFAS 160, and

•	$2.9 million for dividends paid to holders of FA Sub 2 Exchangeable Shares;

•	offset by $1.8 million for cumulative dividends accruing to holders of FA Sub 2 Exchangeable Shares
Adjusted Net Income
     As discussed above under “— Assessing Business Performance”, we present a non-GAAP adjusted net income measure. The table below reconciles net income to adjusted net income for the periods presented.
Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008
Change in Non-GAAP Adjusted Net Income between
Three Months Ended June 30, 2009 and June 30, 2008
(U.S. dollars in thousands)

	Three Months Ended June 30,
	2009	2008	Change
Derivation of non-GAAP adjusted net income
GAAP loss before non-controlling interest	$(12,031)	$(85,501)	$73,470
Add: Acquisition-related compensation expense	128,851	140,348	(11,497)
Add: Amortization of intangible assets	833	—	833
Deduct: Gain on business combination – negative goodwill	(21,122)	—	(21,122)
Deduct: Cumulative dividends	(10,552)	(5,169)	(5,383)
Deduct: Tax effect of Acquisition-related compensation expenses	(441)	(5,457)	5,016
Deduct: Tax effect of amortization of intangible assets	(233)	—	(233)

Non-GAAP adjusted net income	$85,305	$44,221	$41,084

     Adjusted net income increased by $41.1 million, or 92.9%, to $85.3 million. The difference between the periods was due to:
•	Lower amount of Acquisition-related compensation attributable to the agreement among principals and trustees;

•	A deduction of $21.1 million for the negative goodwill write back (non-cash) attributable to the business combination related to the SGAM UK acquisition, and amortization of intangible assets; and

•	A deduction of $5.4 million related to the cumulative dividends accruing to holders of FA Sub 2 Exchangeable Shares.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008
Change in Non-GAAP Adjusted Net Income between
Six Months Ended June 30, 2009 and June 30, 2008
(U.S. dollars in thousands)

	Six Months Ended June 30,
	2009	2008	Change
Derivation of non-GAAP adjusted net income
GAAP loss before non-controlling interest	$(153,715)	$(307,706)	$153,990
Add: Realized loss on available-for-sale investments	21,217	—	21,217
Add: Acquisition-related compensation expense	255,588	400,503	(144,915)
Add: Amortization of intangible assets	833	—	833
Deduct: Gain on business combination – negative goodwill	(21,122)	—	(21,122)
Deduct: Cumulative dividends	(11,147)	(9,298)	(1,849)
Deduct: Tax effect of Acquisition-related compensation	(796)	(5,457)	4,661
Deduct: Tax effect of amortization of intangible assets	(233)	—	(233)

Non-GAAP adjusted net income	$90,624	$78,042	$12,582

     Adjusted net income increased by $12.6 million, or 16.1%, to $90.6 million. This increase between the periods was primarily due to:
•	Lower amount of Acquisition-related compensation attributable to the agreement among principals and trustees;

•	Approximately $21.2 million due to the realized loss on available-for-sale investments from the first quarter of 2009, and amortization of intangible assets; and

•	A deduction of $21.1 million for the negative goodwill write back (non-cash) attributable to the business combination related to the SGAM UK acquisition.
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
     On May 15, 2009, we amended our existing term loan and revolving credit facilities. Also on May 15, 2009, we completed a private offering of $214 million aggregate principal amount of dollar denominated convertible subordinated notes due 2014. On June 8, 2009, we completed the sale of an additional $14.5 million aggregate principal amount of notes increasing the total aggregate amount raised to $228.5 million. We utilized a portion of the proceeds from the issuance of the convertible notes to purchase term and revolving loans under the credit facilities of $284.5 million aggregate principal amount at 60% of par The convertible notes were issued at par at an interest rate of 5.00% per annum. Interest is payable semi-annually in arrears on May 15 and November 15 of each year, beginning November 15, 2009.
     As a result of the credit agreement amendment, (i) the two financial covenants in the credit facility (minimum AUM and leverage ratio) were eliminated; (ii) we are required to use 50% of our excess cash flow (as defined in the amended credit agreement) annually to prepay the outstanding senior loans; and (iii) the Company will be prohibited from making dividend payments to shareholders for one year from May 15, 2009 and thereafter, dividends can only be made after the outstanding principal amount of the term and revolving loans falls below $200 million.
     Subject to restrictions on ownership of common stock, holders may convert their notes into shares of common stock at any time on or prior to the business day immediately preceding the maturity date of the notes. The initial conversion rate for the notes is 268.8172 shares of common stock per $1,000 initial principle amount of notes (which represents an initial conversion price of approximately $3.72 per share).
     Due to our decreased AUM and our changed AUM mix (resulting from a decline in AUM in higher fee paying alternative funds, the addition of the SGAM UK funds and an increase in our managed accounts) as compared to the corresponding periods in 2008, our management and administration fees have trended lower. In addition, many of our funds continue to have high-water marks, and until these funds generate investment returns that overcome the high-water marks, or these funds experience net inflows that carry no high-water marks and/or new funds are launched without high-water marks, our ability to generate performance fees will be limited. We believe that we will be able to continue to scale down our cost infrastructure, if required, in order to maintain positive operating cash flow.
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
Operating Activities
     Our net cash used by operating activities was $89.0 million for the six months ended June 30, 2009 compared to $43.2 million provided by operating cash flows for the period ended June 30, 2008. These amounts primarily reflect cash-based fee income, less cash compensation, benefits and non-personnel costs and tax payments and distributions to limited partners.
     The $132.2 million change in net cash used by operating activities between the periods was primarily attributable to the following:
•	Performance Fees. Performance fees are generally received every six months in the month following crystallization (i.e,. 2009 operating cash flows will be the result of receipts of June 2009 and December 2008 performance fees). Lower December 2008 performance fees as compared to December 2007 performance fees contributed $319.3 million to the decrease in operating cash flows compared to the same period in 2008.

•	Compensation, benefits and profit share. The most significant component of compensation, benefits and profit share is discretionary compensation and discretionary limited partner profit share paid during the year following the year in which the related business performance is achieved (i.e, 2009 compensation cash flows are largely influenced by discretionary compensation and discretionary limited partner profit share paid in respect of 2008 business performance). Operating cash outflows from compensation, benefits and profit share were $364.4 million lower as a result of a reduction in the level of accrued compensation.

•	Management and Administration, Service and Distribution Fees. Management and administration fees are largely received monthly and are driven by the average net AUM and fee rates in each fund and managed account. Management and administration, service and distribution fees contributed a decrease of $160.2 million due to lower average net AUM.

•	Tax. Tax payments decreased by $28.1 million due to lower income tax expense as a result of lower estimated profits.

     The mismatch in timing between receipt of largely semi-annual performance fee revenues and the annual payment of associated discretionary compensation costs, when combined with the volatility of performance fee revenues can lead to substantial volatility and differences between net income and cash flows from operations.
Investing Activities
     Our net cash provided by investing activities was $42.1 million for the six months ended June 30, 2009 versus net cash used by investing activities of $6.7 million for the six months ended June 30, 2008.
     The majority of the $48.8 million increase was driven by the following:
•	Redemption of securities. In 2009, the redemption of securities contributed $35.7 million. There were no corresponding redemptions in 2008.

•	Purchases of subsidiaries. In 2009 and 2008 we purchased the following subsidiaries — GLG, Inc. in 2008 and SGAM UK in 2009. The purchase of GLG, Inc. in 2008, resulted in a cash usage of $2.5 million, whereas cash (net of purchase consideration) acquired with SGAM UK contributed $7.3 million.

•	Purchase of property and equipment. We reduced our capital expenditure on property and equipment by $3.0 million.
Financing Activities
     Our net cash used by financing activities were $18.1 million and $181.7 million for the six months ended June 30, 2009 and June 30, 2008, respectively. The change of $163.6 million was driven by the following:
•	Issuance of Convertible Notes. In May and June 2009, we issued $228.5 million aggregate principal amount of convertible notes.

•	Loan Repayments. As a result of our outstanding loans, we are required to make periodic repayments. As part of the loan restructuring in May 2009, we made loan repayments of $170.7 million versus loan repayments during the first half of 2008 of $35.0 million.

•	Distributions to principals and trustees. During the first half of 2008, we made payments of $100.0 million to former GLG Shareowners in connection with the Acquisition.

•	Share repurchases. During 2009, we repurchased shares of common stock in the amount of $64.5 million as opposed to repurchases in the first half of 2008 of $4.0 million. This contributed a net cash usage of $60.5 million.

•	Warrant repurchases. During the first half of 2008, we repurchased warrants for $37.6 million. There were no corresponding repurchases during 2009.

•	Debt Issuance Costs. As a result of the transaction in the second quarter of 2009, $11.2 million of debt issuance costs were incurred.

•	Dividends paid. Cash outflows of $7.5 million were paid during the first half of 2008 for dividends paid to our shareowners. There have been no dividends paid in 2009.

•	Warrant exercises. During the first half of 2008, there were warrant exercises which contributed $2.6 million. There have been no corresponding warrant exercises in 2009.
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
     On May 15, 2009, we completed a private offering of $214 million aggregate principal amount of our 5.00% dollar-denominated convertible subordinated notes due May 15, 2014. On June 8, 2009, we issued a further $14.5 million aggregate principal amount of notes in connection with the exercise of an over-allotment option.
     A portion of the proceeds of the offering were used to acquire approximately $285 million of $570 million principal amount of loans outstanding under the credit facility at 60% of par value (the “Purchased Loans”). Any proceeds not used to acquire its outstanding indebtedness will be used by us for general corporate purposes to the extent permitted under the credit agreement.
     Concurrent with the acquisition of the Purchased Loans, the Credit Agreement was amended to provide as follows: (1) mandatory prepayments of term loans and revolving loans (with term loans being prepaid first) will be required to be made from 50% of excess cash flow (determined on a consolidated basis) minus the aggregate amount of repurchase prepayments for such fiscal year; (2) payments in respect of the Purchased Loans and cash interest expenses in respect of repurchase prepayments will not be deducted when determining excess cash flow; and (3) mandatory prepayments will be applied to prepay loans (other than Purchased Loans), and will not be applied to prepay Purchased Loans until all other loans have been paid in full.
     In addition, under the amended Credit Agreement, the applicable margin added to the interest rate for term loans and revolving loans under the Credit Agreement is (i) 1.50% when interest is determined by reference to Citibank’s base rate, the adjusted certificate of deposit rate or the federal funds effective rate and (ii) 2.50% when interest is determined by reference to LIBOR, and will no longer be based on the financial ratios applicable to us and our consolidated subsidiaries
     Scheduled future principal payments (other than mandatory prepayments based on excess cash flow described above) for long-term borrowings at June 30, 2009 are as follows:
Future Loan Principal Payments

Year Ended December 31,
2009	2010	2011	2012	2013	Thereafter	Total
(Dollars in thousands)
$ —	$—	$142,750	$142,750	$—	$228,500	$514,000
     Scheduled future interest payments for long-term borrowings based on the weighted-average interest rate of 1.55% at December 31, 2008 are as follows:
Future Loan Interest Payments

Year Ended December 31,
2009	2010	2011	2012	2013	Thereafter	Total
(Dollars in thousands)
$8,077	$17,335	$16,104	$13,149	$11,425	$4,284	$70,374
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
Impact on Management Fees
     Our management fees are based on the AUM of the various GLG Funds and accounts that we manage, and, as a result, are impacted by changes in market risk factors. These management fees will be increased or reduced in direct proportion to the impact of changes in market risk factors on AUM in the related GLG Funds and accounts managed by us. A 10% change in the fair values of all of the investments held by the GLG Funds and managed accounts as of June 30, 2009 would impact future net management fees in the following four fiscal quarters by an aggregate of $15.0 million, assuming that there is no subsequent change to the investments held by the GLG Funds and managed accounts in those four following fiscal quarters.
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
Impact on Administration Fees
     Our administration fees are generally based on the AUM of the GLG Funds and managed accounts to which they relate and, as a result, are impacted by changes in market risk factors. Our administration fees will generally increase given an increase in the market value of the investments in the relevant GLG Funds and managed accounts and decrease given a decrease in the market value of the investments in the relevant GLG Funds and managed accounts. A 10% increase/(decrease) in the fair values of all of the investments held by the GLG Funds and managed accounts as of June 30, 2009 would impact future net administration fees in the following four fiscal quarters by an aggregate of $3.1/($3.2) million, respectively, assuming there is no subsequent change to the investments held by the GLG Funds and managed accounts in those four following fiscal quarters

Market Risk
     The GLG Funds and accounts managed by us hold investments that are reported at fair value as of the reporting date. Our AUM is a measure of the estimated fair values of the investments in the GLG Funds and managed accounts. Our AUM will therefore increase (or decrease) in direct proportion to changes in the market value of the total investments across all of the GLG Funds and managed accounts. A 10% change in the fair values of all of the investments held by the GLG Funds and managed accounts as of June 30, 2009 would impact our gross AUM by $2.2 billion and net AUM by $1.9 billion as of such date. This change will consequently affect our management fees, performance fees and administration fees as described above.
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
Interest Rate Risk
     The GLG Funds and accounts managed by us hold positions in debt obligations and derivatives thereof, some of which accrue interest at variable rates and whose value is impacted by reference to changes in interest rates. Interest rate changes may therefore directly impact the AUM valuation of these GLG Funds and managed accounts, which may affect our management fees and performance fees as described above. Our long-term debt consists of our outstanding revolving and term loan credit facilities. Interest on the outstanding principal amounts is currently based on 1-month LIBOR plus the applicable margin of 2.50%, which is reset periodically and is 2.80% until August 10, 2009. A 10% change in the 1-month LIBOR would impact our interest expense by approximately $0.01 million for the 1-month period. The convertible subordinated debt was issued at a fixed interest rate of 5.00%.
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
     There have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     Our business is materially affected by conditions in the global financial markets and economic conditions throughout the world that are outside our control, such as interest rates, availability of credit, inflation rates, economic uncertainty, changes in laws (including laws relating to taxation, regulation of hedge funds and trading in securities), trade barriers, commodity prices, currency exchange rates and controls and national and international political circumstances (including wars, terrorist acts or security operations). Recently, global credit and other financial markets have suffered and continue to suffer substantial stress, volatility, illiquidity and disruption. Market turbulence reached unprecedented levels during the second half of 2008 and the first quarter of 2009, as loss of investor confidence in the financial system resulted in an historically unprecedented lack of liquidity, decline in asset values, and the bankruptcy or acquisition of, or government assistance to, several major domestic and international financial institutions. These factors, combined with volatile commodity prices and foreign exchange rates, contributed to recessionary economic conditions globally and a deterioration in consumer and corporate confidence and could further exacerbate the overall market disruptions and risks to market participants, including the GLG Funds and managed accounts. These market conditions may affect the level and volatility of securities prices and the liquidity and the value of investments in the GLG Funds and managed accounts, and we may not be able to or may choose not to manage our exposure to these market conditions.
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
•	failure to manage inside information. We frequently trade in multiple securities of the same issuer. In the course of transactions involving these securities, we may receive inside information in relation to certain issuers. If we do not sufficiently control the use of this inside information or any other inside information we receive, we and/or our employees could be subject to investigation and criminal or civil liability;

•	failure to manage conflicts of interest. As we have expanded the scope of our business and client base, we have been increasingly exposed to potential conflicts of interest. If we fail, or appear to fail, to deal appropriately with conflicts of interest, we could face significant damage to our reputation, litigation or regulatory proceedings or penalties;

•	restricting redemptions from certain GLG Funds. The GLG Funds have the right to restrict redemptions from the GLG Funds for certain periods in the event of certain limited circumstances as specified in the prospectuses for the respective GLG Funds. The exercise of these rights to restrict redemptions may be perceived as a weakness and fund investors may suffer a reduced ability to withdraw their original investments in the affected GLG Funds, resulting in significant reputational damage and could lead to a reduction in investments in the GLG Funds and hinder our ability to attract new investments. In addition, it may prompt fund investors to redeem their existing investments in other GLG Funds that have not elected to exercise these rights. As of December 31, 2008, approximately $1.5 billion of AUM were in GLG Funds for which the related fund boards of directors had suspended redemptions, which had increased due to the performance of the funds to approximately $1.9 billion of AUM as of June 30, 2009. The funds included: The GLG MMI Enhanced II Fund, GLG Global Utilities Fund, GLG Credit Fund, GLG MMI Enhanced Fund, GLG Multi-Strategy Fund, GLG Market Neutral Fund and GLG Event Driven Fund. We continue to receive full management and administration fees related to these funds, except on a portion of the GLG Market Neutral Fund that has been side-pocketed; and

•	side-pocketing certain illiquid private placement and other not readily realizable investments, including claims to recover assets, cash or receivables from LBIE. Certain GLG Funds have and may in the future side-pocket certain private placement and other not readily realizable investments into separate special asset vehicles, providing investors with illiquid interests in the new special asset vehicles in lieu of returning their invested capital. As fund investors suffer a reduced ability to withdraw their original investments from the GLG Funds due to this side pocketing, our reputation may be subject to substantial damage. This reputational harm may hinder our ability to obtain new investments and may prompt investors to redeem their existing investments in other GLG Funds or managed accounts.
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
     We generate a significant proportion of our revenue from a small number of our top clients. As of June 30, 2009, the assets of our top individual client accounted for approximately 4% of our net AUM. As of June 30, 2009, our largest institutional investor account represented approximately 10% of our net AUM, with the top ten accounts collectively contributing approximately 45% of our net AUM. The loss of all or a substantial portion of the business provided by one or more of these clients would have a material impact on the income we derive from management and performance fees and consequently have a material adverse effect on our business, results of operations or financial condition. We may be subject to regulatory investigation or enforcement action or a change in regulation in the jurisdictions in which we operate.
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
     On January 25, 2008, the Autorité des Marchés Financiers (“AMF”), the French securities regulator, notified us of proceedings relating to GLG’s trading in the shares of Infogrames Entertainment (“Infogrames”) on February 8 and 9, 2006, prior to the issuance by Infogrames on February 9, 2006 of a press release announcing poor financial results. The AMF’s decision to initiate an investigation into GLG’s trades in Infogrames was based on a November 19, 2007 report prepared by the AMF’s Department of Market Investigation and Supervision (the “Infogrames Report”). According to the Infogrames Report, the trades challenged by the AMF generated an unrealized capital gain for GLG as of the opening on February 10, 2006 of €179,000. The AMF investigation of us relates solely to the conduct of a former employee; however, we were named as the respondent. If sustained, the charge against us could give rise to an administrative fine under French securities laws up to ten times the alleged illicit gains, as well. We filed our response to the Infogrames Report on May 23, 2008. The matter is currently pending with the Rapporteur, who will decide based on the Infogrames Report, our response and his own investigation whether to proceed with formal charges.
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
     We have used a significant amount of borrowings to finance our business operations as a public company, including for the provision of working capital, warrant and share repurchases, making minimum tax distributions and limited partner profit share distributions, acquisition financing and general business purposes. This exposes us to the typical risks associated with the use of substantial leverage, including those discussed below under “— Risks Related to the GLG Funds — There are risks associated with the GLG Funds’ use of leverage.” These risks could result in an increase in our borrowing costs and could otherwise adversely affect our business in a material way. In addition, when our credit facilities expire, we will need to negotiate new credit facilities with our existing lenders, replace them by entering into credit facilities with new lenders or find other sources of liquidity, and there is no guarantee that we will be able to do so on attractive terms or at all, particularly given the current crisis in the credit markets. See Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 for a further discussion of our liquidity.
An increase in our borrowing costs may adversely affect our earnings and liquidity.
     In 2007, we borrowed an aggregate of $570.0 million under our revolving credit and term loan facilities, of which approximately $310 million was outstanding as of June 30, 2009. When these facilities become due on November 2, 2012, we will be required to refinance them by entering into new credit facilities or issuing debt securities, which could result in higher borrowing costs, or issuing equity, which would dilute existing stockholders. We could also repay some or all of the revolving credit and term loan facilities by using cash on hand or cash from the sale of our assets provided sufficient cash and/or assets are available for such purposes. No assurance can be given that we will be able to enter into new credit facilities or issue debt or equity securities in the future on attractive terms, or at all, particularly given the current crisis in the credit markets, or that we will have sufficient cash on hand to repay the revolving credit and term loan facilities.
     The term loans and revolving loans bear interest at a floating interest rate (currently 2.80%) based on 1-month LIBOR plus the applicable margin of 2.50%. Under the amended Credit Agreement, the interest rate is a base rate plus an applicable margin equal to (1) 1.50% when interest is determined by reference to Citibank’s base rate, the adjusted certificate of deposit rate or the federal funds effective rate and (2) 2.50% when interest is determined by reference to LIBOR, in each case, subject to certain adjustments under the Credit Agreement. As such, the interest expense we incur will vary with changes in the applicable base rate. An increase in interest rates would adversely affect the market value of any fixed-rate debt investments and/or subject them to prepayment or extension risk, which may adversely affect our earnings and liquidity.

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
Risks Related to the GLG Funds
     We currently derive our revenues from management fees and administration fees based on the value of the assets under management in the GLG Funds and the accounts managed by us, and performance fees based on the performance of the GLG Funds and the accounts managed by us. Our stockholders are not investors in the GLG Funds and the accounts managed by us, but rather stockholders of a U.S.-listed asset manager. Our revenues could be adversely affected by many factors that could reduce assets under management or negatively impact the performance of the GLG Funds and accounts managed by us.
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
     As a consequence of LBIE being in administration, the GLG Funds and, to the best of our knowledge, the managed accounts which used LBIE as a prime broker, have been unable to access their assets, including all securities and cash, deposited with LBIE. The appointment of the joint administrators in respect of LBIE triggered defaults under certain agreements between each GLG Fund and LBIE, including certain trading agreements, resulting in either (i) automatic termination of these agreements or (ii) the entitlement of the relevant GLG Fund to terminate the relevant agreement. The GLG Funds have in general elected to terminate their agreements with LBIE to quantify amounts owing to and from LBIE under trading agreements, reduce market risks, reduce exposure to a net amount, limit LBIE’s rights and/or crystallize rights and obligations between the parties with a view to allowing LBIE to release assets, among other factors. In addition, in certain limited cases, GLG Funds have established side pockets or otherwise restructured to compartmentalize the potential impact of the LBIE administration on their investors.
     The net direct exposure of each GLG Fund to LBIE and the other entities in the Lehman Brothers group is reflected in the net asset value of each fund and carried at fair value. The fair value of the exposure is determined on the basis of the best information available to us from time to time, legal and professional advice obtained for the purpose of determining the rights and obligations of each GLG Fund, and on the basis of a number of assumptions which we believe to be reasonable, including that:

•	amounts which LBIE was required to treat as client money under the rules of the U.K. Financial Services Authority and not use in the course of its business were and are, in fact, so held, and that any shortfall in recoveries of client monies will not exceed reserves established to date by the GLG Funds;

•	even though LBIE or its affiliates may be entitled to withhold assets to satisfy any net indebtedness owed to them, there will be no material shortfall in the recovery of assets held on trust by LBIE as a custodian, or by LBI as a sub-custodian for LBIE, or by any other sub-custodian appointed by LBIE with regard to the assets of a GLG Fund, and, to the extent there is a shortfall, GLG Funds will be able to effect setoff against and to the extent of any amount owing by a GLG Fund to LBIE;

•	the information we have received to date from the administrators of LBIE in relation to the re-hypothecation of GLG Fund assets by LBIE is true and accurate;

•	unsettled transactions between GLG Funds and LBIE at the time LBIE entered into administration proceedings will be determined on the basis of a cash settlement of those trades, in accordance with contractual agreements between the affected GLG Fund and LBIE, or cancelled, in each case, as determined by us;

•	the cash settlement amounts for terminated over-the-counter derivatives and other transactions will be as determined by us in accordance with contractual documentation;

•	the recovery on amounts estimated to be unsecured claims against LBIE will not be materially greater or lesser than currently estimated by the GLG Funds; and

•	there are no other facts or factors, which if known to us, would lead us to conclude that the business of LBIE was conducted otherwise than in accordance with the contractual documentation or that any of our assumptions is incorrect.

•	there are no other facts or factors, which if known to us, would lead us to conclude that the business of LBIE was conducted otherwise than in accordance with the contractual documentation or that any of our assumptions is incorrect.
     The fair value of the exposure is reviewed regularly, including the assumptions, with the relevant GLG Fund’s directors, independent fund administrator and independent auditors, and updated as necessary.
     In July 2009, the administrators of LBIE announced a proposed scheme of arrangement for the return of assets held on trust by LBIE. If approved by the court and the requisite majority of creditors on the timetable proposed by the administrators, the scheme would crystallize claims and begin to return assets during the first half of 2010. It is not possible to say with certainty if or when the scheme will be approved, whether the above assumptions will be validated, or whether the size of the GLG Funds’ apparent entitlement should be adjusted upwards or downwards and the extent to which the GLG Funds’ claims will be accepted or disputed. It is possible that, in respect of some or all of the long positions owned by GLG Funds, the GLG Funds will not receive the return of these assets from Lehman Brothers and may instead be exposed as a general creditor of one or more of the insolvent Lehman Brothers entities. Accordingly, until we are able to fully reconcile our information and assumptions with the administrators of LBIE and/or resolve any outstanding commercial and legal disagreement or uncertainties with LBIE, or until the scheme is approved, the GLG Funds’ claims made final and accepted, and distributions under the scheme completed, these estimates could change or the assumptions may prove to be incorrect, and the estimated exposure of the GLG Funds could be materially greater or lesser.
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
     The GLG Funds and managed accounts have, in the aggregate, recognized losses as a result of the foregoing and, the GLG Funds and managed accounts may incur additional losses if our estimates change and/or the assumptions we have made or outside opinions we have obtained prove incorrect. In any event, the GLG Funds and managed accounts will suffer substantial delay before there is a final resolution as to exposure and the ultimate recovery. If our clients, including the GLG Funds and managed accounts, do not fully recover their assets, suffer losses or substantial delays, they might redeem their investments, lose confidence in us and or make claims against us, our affiliates and/or the GLG Funds.
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
     Our Principals, the trustees of their respective trusts (the “Trustees”) and certain of the equity holders of the entities acquired in the Acquisition (the “GLG Shareowners”) who have entered into a voting agreement beneficially own shares of our common stock and Series A voting preferred stock which collectively represent approximately 51.4% of our voting power. Accordingly, they have the ability to elect our board of directors and thereby control our management and affairs. Therefore, we are a “controlled company” for purposes of Section 303(A) of the NYSE Listed Company Manual.
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

     Because of their ownership of approximately 51.4% of our voting power, our Principals, their Trustees and certain other GLG Shareowners are also able to determine the outcome of all matters requiring stockholder approval (other than those requiring a super-majority vote) and are able to cause or prevent a change of control of our company or a change in the composition of our board of directors, and could preclude any unsolicited acquisition of our company. In addition, because they collectively may determine the outcome of a stockholder vote, they could deprive stockholders of an opportunity to receive a premium for their shares as part of a sale of our company, and that voting control could ultimately affect the market price of our common stock.
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
     Because of their ownership of approximately 51.4% of the our voting power, the Principals, their Trustees and certain other GLG Shareowners are able to determine the outcome of all matters requiring stockholder approval (other than those requiring a super-majority vote) and are able to cause or prevent a change of control of our company or a change in the composition of our board of directors, and could preclude any unsolicited acquisition of our company. Certain provisions of Delaware law may also delay or prevent a transaction that could cause a change in our control. The market price of our shares could be adversely affected to the extent that the Principals’ control over us, as well as provisions of our organizational documents, discourage potential takeover attempts that our stockholders may favor.
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
     As a holding company, our ability to pay dividends is subject to the ability of our subsidiaries to provide cash to us. We intend to distribute dividends to our stockholders and/or repurchase our common stock at such time and in such amounts to be determined by our board of directors. Accordingly, we expect to cause our subsidiaries to make distributions to their stockholders or partners, as applicable, in an amount sufficient to enable us to pay such dividends to our stockholders or make such repurchases, as applicable; however, no assurance can be given that such distributions or stock repurchases will or can be made. Our board can reduce or eliminate our dividend, or decide not to repurchase our common stock, at any time, in its discretion. For example, in December 2008, in light of the existing economic environment, our board determined not to continue paying a regular dividend on its common stock in order to retain capital. The board will consider re-establishing the regular quarterly dividend as well as the payment of a special dividend as and when it determines appropriate in the future. Under our amended credit agreement, we are prohibited from paying dividends to our stockholders until May 15, 2010 and thereafter, may only pay dividends if the outstanding principal amount of the revolving and term loans under our credit facility falls below $200 million. Our subsidiaries will be required to make minimum tax distributions and intend to make limited partner profit share distributions to our key personnel pursuant to our limited partner profit share arrangement prior to distributing dividends to our stockholders or repurchasing our common stock. If our subsidiaries have insufficient funds to make these distributions, we may have to borrow funds or sell assets, which could materially adversely affect our liquidity and financial condition. In addition, our subsidiaries’ earnings may be insufficient to enable them to make required minimum tax distributions or intended limited partner profit share distributions to their stockholders, partners or members, as applicable, because, among other things, our subsidiaries may not have sufficient capital surplus to pay dividends or make distributions under the laws of the relevant jurisdiction of incorporation or organization or may not satisfy regulatory requirements of capital adequacy, including the regulatory capital requirements of the FSA in the United Kingdom or the Financial Groups Directive of the European Community. We will also be restricted from paying dividends or making stock repurchases under our credit facility in the event of a default or if we are required to make mandatory prepayment of principal thereunder.

To complete the Acquisition, we incurred a large amount of debt, which will limit our ability to fund general corporate requirements and obtain additional financing, limit our flexibility in responding to business opportunities and competitive developments and increase our vulnerability to adverse economic and industry conditions.
     We incurred $570.0 million of indebtedness to finance the Acquisition. Following the restructuring of our credit facility and convertible note offering in May 2009, approximately $539 million of indebtedness remained outstanding as of June 30, 2009. As a result of the substantial fixed costs associated with these debt obligations, we expect that:
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

As a result of the $300.0 million of net AUM that the Principals, the Trustees and certain key personnel have invested in the GLG Funds as of June 30, 2009, other investors in the GLG Funds may perceive conflicts of interest regarding investments in the GLG Funds in which the Principals, the Trustees and other key personnel are personally invested. Actual or perceived conflicts of interests could give rise to investor dissatisfaction or litigation and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with these conflicts of interest. Investor dissatisfaction or litigation in connection with conflicts of interest could materially adversely affect our reputation and our business in a number of ways, including as a result of redemptions by investors from the GLG Funds and a reluctance of counterparties do business with us.
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
     Excluding 12,000,003 warrants beneficially owned by our founders and their affiliates, which are not currently exercisable, as of August 5, 2009, there were 42,484,674 outstanding warrants to purchase shares of common stock, which were exercisable beginning on December 21, 2007. These warrants would only be exercised if the $7.50 per share exercise price is below the market price of our common stock. To the extent they are exercised, additional shares of our common stock will be issued, which will result in dilution to our stockholders and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our shares.
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
     U.S. persons who hold 10% or more (actually and/or constructively) of the total combined voting power of all classes of our voting stock may on the sale of the stock be subject to U.S. tax at ordinary income tax rates (rather than at capital gain tax rates) on the portion of their taxable gain attributed to undistributed offshore earnings. This would be the result if we are treated (for U.S. federal income tax purposes) as principally availed to hold the stock of foreign corporation(s) and the stock ownership in us satisfies the stock ownership test for determining controlled foreign corporation (CFC) status (determined as if we were a foreign corporation). A foreign corporation is a CFC if, for an uninterrupted period of 30 days or more during any taxable year, more than 50% of its stock (by vote or value) is owned by “10% U.S. Shareholders”. A U.S. person is a “10% U.S. Shareholder” if such person owns (actually and/or constructively) 10% or more of the total combined voting power of all classes of stock entitled to vote of such corporation. As of the end of June 2009, approximately 31% of our stock is treated as directly or constructively owned by 10% U.S. Shareholders. Therefore, any U.S. person who considers acquiring (directly, indirectly and/or constructively) 10% or more of our outstanding stock should first consult with his or her tax advisor.
Our U.K. tax liability will be higher if the interest expense incurred by our subsidiary FA Sub 3 Limited cannot be fully utilized for U.K. tax purposes.
     Our subsidiary FA Sub 3 Limited incurred debt to finance the Acquisition and is claiming a deduction for U.K. tax purposes for the interest expense incurred on such debt. If the interest expense incurred by FA Sub 3 Limited cannot be fully utilized for U.K. tax purposes against U.K. income, our U.K. tax liability might increase significantly. See also “— Our tax position might change as a result of a change in tax laws.” below for a discussion of U.K. government legislation on interest deductibility.
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
     On July 21, 2009 the U.K.’s Finance Act became law. This new legislation introduces a worldwide debt cap which may restrict the deductibility of interest expense incurred by U.K. resident entities. The legislation is designed to ensure that the U.K. corporation tax deductions for financing costs do not exceed the worldwide external finance costs of the group and will have effect in relation to periods of account beginning on or after January 1, 2010. No assurances can be given that the legislation will not restrict the ability of our subsidiary FA Sub 3 Limited to claim a tax deduction for the full amount of its interest expense.
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
Share Repurchases
     On November 2, 2007, we initiated a $100.0 million repurchase program for shares of our common stock and warrants to purchase common stock which was approved by our Board of Directors effective through May 2, 2008. On February 4, 2008, the Board of Directors approved an increase of our repurchase program by an additional $100.0 million and extended the program through August 31, 2008, and subsequently through February 4, 2009, August 2, 2009 and most recently through February 3, 2010. Approximately $45 million remains available under the program for the repurchase of common stock and warrants as of June 30, 2009. Our repurchase program allows management to repurchase shares and warrants at its discretion. Our repurchases of shares and warrants are subject to certain restrictions under our amended credit agreement.
     The table below sets forth information with respect to purchases made on behalf of the Company of Company common stock during the three months ended June 30, 2009.

			Total Number of
			Shares Purchased as	Maximum Approx. Dollar Value
			Part of Publicly	of Shares that may yet be
	Total Number	Average Price Paid	Announced Plans or	Purchased Under the Plans or
Period	Shares Repurchased	Per Share	Programs	Programs
April 1-30, 2009	1,018	$2.84	1,018	$45,030,120.40
May 1-31, 2009	40,418	3.58	40,418	44,885,242.31
June 1-30, 2009	—	—	—	44,885,242.31
Total	41,436		41,436

Item 4.	Submission of Matters to a Vote of Security Holders
     At the Annual Meeting of Shareholders of the Company held May 11, 2009 the following proposals were voted on and approved:
(1)	To elect seven members of our board of directors with terms expiring at the Annual Meeting in 2010.

	Votes	Votes
	For	Withheld
Noam Gottesman	228,382,571	2,596,186
Pierre Lagrange	228,338,809	2,639,948
Emmanuel Roman	228,382,615	2,596,142
Ian G.H. Ashken	230,298,165	680,592
Martin E. Franklin	230,019,731	959,026
James N. Hauslein	230,284,916	693,841
William P. Lauder	230,467,616	511,141
(2)	To vote on a proposal to approve our 2009 Long-Term Incentive Plan

For	Against	Abstain	Broker Non-vote
205,093,565	15,147,994	117,897	10,619,301
(3)	To ratify the appointment by the Audit Committee of our board of directors of Ernst & Young LLP as our independent registered public accounting firm for fiscal year 2009.

For	Against	Abstain
230,437,755	422,914	118,088

Item 6.	Exhibits

Exhibit No.	Description
4.1	Indenture, dated as of May 15, 2009, between the Company and the Bank of New York Mellon, as trustee, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 18, 2009, is incorporated herein by reference.

10.1	Amendment No. 3 to the Credit Agreement, dated as of May 11, 2009, among the Company, FA Sub 1 Limited, FA Sub 2 Limited, FA Sub 3 Limited, each a subsidiary of the Company, Citicorp USA, Inc., as administrative agent, and the other lenders party thereto, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 11, 2009, is incorporated herein by reference.

31.1	Certification of Periodic Report by the Co-Chief Executive Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act.

31.2	Certification of Periodic Report by the Co-Chief Executive Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act.

31.3	Certification of Periodic Report by the Chief Financial Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act.

32.1	Certification of Periodic Report by the Co-Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Periodic Report by the Co-Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.3	Certification of Periodic Report by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLG PARTNERS, INC. (Registrant)

Date: August 10, 2009	By	/s/ Noam Gottesman

		Name:	Noam Gottesman
		Title:	Chairman of the Board and Co-Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description
4.1	Indenture, dated as of May 15, 2009, between the Company and the Bank of New York Mellon, as trustee, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 18, 2009 is incorporated herein by reference.

10.1	Amendment No. 3 to the Credit Agreement, dated as of May 11, 2009, among the Company, FA Sub 1 Limited, FA Sub 2 Limited, FA Sub 3 Limited, each a subsidiary of the Company, Citicorp USA, Inc., as administrative agent, and the other lenders party thereto, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 11, 2009, is incorporated herein by reference.

31.1	Certification of Periodic Report by the Co-Chief Executive Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act.

31.2	Certification of Periodic Report by the Co-Chief Executive Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act.

31.3	Certification of Periodic Report by the Chief Financial Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act.

32.1	Certification of Periodic Report by the Co-Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Periodic Report by the Co-Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.3	Certification of Periodic Report by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.