Form 10-Q
period 2009-09-30
GLG Partners, Inc.
filed 2009-11-09
CIK 1365790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from                      to
Commission File Number: 001-33217
GLG PARTNERS, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-5009693
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 6, 2009, there were 250,384,657 shares of the registrant’s common stock outstanding.

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
as well as other risks and uncertainties, including those set forth herein and those detailed from time to time in our other Securities and Exchange Commission (“SEC”) filings. These forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by law.
Available Information
     We maintain a website at www.glgpartners.com and routinely post important information on our website for investors. Effective on or after February 1, 2010, we intend to use our website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD promulgated by the SEC. These disclosures will be included on our website under the heading “Investor Relations — Overview — Recent News”. Accordingly, investors should monitor this portion of our website, in addition to following our press releases, SEC filings and public conference calls and webcasts.

i

GLG PARTNERS, INC.
INDEX

PAGE
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited):

Unaudited Condensed Consolidated Balance Sheets — September 30, 2009 and December 31, 2008	1

Unaudited Condensed Consolidated Statements of Operations —Three and Nine Months Ended September 30, 2009 and September 30, 2008	2

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Deficit — Nine Months Ended September 30, 2009	3

Unaudited Condensed Consolidated Statements of Cash Flows — Nine Months Ended September 30, 2009 and September 30, 2008	4

Notes to the Unaudited Condensed Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3. Quantitative and Qualitative Disclosures About Market Risk	53

Item 4. Controls and Procedures	55

PART II. OTHER INFORMATION	56

Item 1. Legal Proceedings	56

Item 1A. Risk Factors	56

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	81

Item 6. Exhibits	83

Signature	84
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-31.1
EX-31.2
EX-31.3
EX-32.1
EX-32.2
EX-32.3

ii

GLG PARTNERS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(US Dollars in thousands, except per share amounts)

	September 30,	December 31,
	2009	2008

ASSETS

Current Assets
Cash and cash equivalents	$274,431	$316,195
Restricted cash	13,395	13,315
Fees receivable	39,224	42,106
Prepaid expenses and other assets	60,987	32,751

Total Current Assets	388,037	404,367

Non-Current Assets
Investments at fair value	21,834	65,484
Goodwill	587	587
Intangible assets (net of amortization of $1,834 and $0, respectively)	34,739	—
Property and equipment (net of accumulated depreciation and amortization of $14,544 and $11,505 respectively)	12,562	14,076
Other non-current assets	8,821	3,868

Total Non-Current Assets	78,543	84,015

Total Assets	$466,580	$488,382

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Rebates and sub-administration fees payable	$22,864	$26,234
Accrued compensation, benefits and profit share	65,801	148,531
Income taxes payable	17,353	15,633
Distributions payable	9,679	7,592
Accounts payable and other accruals	67,973	47,176
Revolving credit facility	12,281	40,000
Other liabilities	23,759	50,765

Total Current Liabilities	219,710	335,931

Non-Current Liabilities
Loan payable (including unamortized gain on modification of $22,287 and $0, respectively)	295,506	530,000
Convertible notes	228,500	—

Total Non-Current Liabilities	524,006	530,000

Total Liabilities	743,716	865,931

Stockholders’ Deficit:
Common stock, $.0001 par value per share; 1,000,000,000 authorized, 2009: 249,625,633 issued and outstanding (2008: 245,784,390 issued and outstanding)	24	24
Series A voting preferred stock, $.0001 par value per share; 150,000,000 authorized, 2009: 58,904,993 issued and outstanding (2008: 58,904,993 issued and outstanding)	6	6
Additional paid in capital	1,423,300	1,176,054
Treasury stock, 2009: 17,433,220 shares of common stock (2008: 21,418,568)	(238,834)	(293,434)
Accumulated other comprehensive income	7,413	(17,141)
Accumulated deficit	(1,486,711)	(1,243,058)

Total Controlling Stockholders’ Deficit	(294,802)	(377,549)

Non-controlling interest	17,666	—
Total Stockholders’ Deficit	(277,136)	(377,549)

Total Liabilities and Stockholders’ Deficit	$466,580	$488,382

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLG PARTNERS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED
STATEMENTS OF OPERATIONS
(US Dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net revenues and other income
Management fees, net	$39,543	$80,307	$110,001	$269,663
Performance fees, net	1,945	6,833	50,704	89,762
Administration, service, and distribution fees, net	6,407	17,751	17,817	60,448
Other	326	(2,796)	7,555	2,412

Total net revenues and other income	48,221	102,095	186,077	422,285
Expenses
Compensation, benefits and profit share	(136,631)	(227,387)	(455,217)	(777,130)
General, administrative and other	(23,709)	(30,283)	(71,452)	(90,816)
Amortization of intangible assets	(1,001)	—	(1,834)	—
Third party distribution, administration and service fees	(935)	—	(1,600)	—

Total expenses	(162,276)	(257,670)	(530,103)	(867,946)

Loss from operations	(114,055)	(155,575)	(344,026)	(445,661)
Realized gain / (loss) on available-for-sale investments	1,029	—	(20,188)	—
Gain on debt extinguishment	—	—	84,821	—
Gain on business combination — negative goodwill	—	—	21,122	—
Interest income	196	2,043	845	6,685
Interest expense	(3,051)	(6,028)	(9,618)	(18,795)

Loss before income taxes	(115,881)	(159,560)	(267,044)	(457,771)
Income tax benefit/(expense)	1,300	(3,160)	(1,252)	(12,656)

Net loss	(114,581)	(162,720)	(268,296)	(470,427)
Less non-controlling interests:
Share of loss	15,634	—	35,861	—
Cumulative dividends on exchangeable shares	(71)	(2,896)	(11,218)	(12,194)
Exchangeable shares dividend	—	(1,472)	—	(4,418)

Net loss attributable to common stockholders	$(99,018)	$(167,088)	$(243,653)	$(487,039)

Net loss per share — basic and diluted	$(0.45)	$(0.79)	$(1.12)	$(2.30)
Weighted average common stock outstanding — basic and diluted (in thousands)	220,614	211,417	218,078	211,357
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLG PARTNERS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(US Dollars in thousands)

					Accumulated Other
			Additional		Comprehensive			Total
			Paid in	Preferred	Income/(Deficit)	Accumulated	Non-controlling	shareholders
	Treasury Stock	Common Stock	Capital	Stock	**	Income/(Deficit)	Interest	Equity/(Deficit)
Balance as of December 31, 2008	$(293,434)	$24	$1,176,054	$6	$(17,141)	$(1,241,758)	$—	$(376,249)
Effect of adoption of FAS 141(R) (primarily codified into FASB ASC Topic 805) (note 2)						(1,300)		(1,300)

Balance as of December 31, 2008 restated	$(293,434)	$24	$1,176,054	$6	$(17,141)	$(1,243,058)	$—	$(377,549)

Comprehensive loss
Net loss						(243,653)	(35,861)	(279,514)
Unrealized gains on cash flow hedges (nil tax applicable)					513		123	636
Unrealized gain on available-for-sale investments (nil tax applicable)					1,475			1,475
Transfer to realized loss on available-for-sale investments on disposal (nil tax applicable)					9,368			9,368
Transfer to realized loss on available-for-sale investments on other than temporary impairment (nil tax applicable)					10,872			10,872
Foreign currency translation (nil tax applicable)					2,326		556	2,882

Total comprehensive loss					24,554	(243,653)	(35,182)	(254,281)
Share based compensation (net of non-controlling interest)	54,600		250,131				52,833	357,564
Capital contributions			(91)				15	(76)
Issue of new shares			64,220					64,220
Shares repurchased			(67,014)					(67,014)

Balance as of September 30, 2009	$(238,834)	$24	$1,423,300	$6	$7,413	$(1,486,711)	$17,666	$(277,136)

**	Comprised of: unrealized gain/(loss) on available-for-sale investments of $920 at September 30, 2009 and of $(20,795) at December 31, 2008; foreign currency translation of $5,980 at September 30, 2009 and of $3,654 at December 31, 2008; unrealized gains on cashflow hedges of $513 at September 30, 2009 and of $0 at December 31, 2008.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLG PARTNERS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED
STATEMENTS OF CASH FLOWS
(US Dollars in thousands)

	Nine Months Ended
	September 30,
	2009	2008

Cash Flows From Operating Activities
Net loss	$(268,296)	$(470,427)
Adjustments to reconcile net loss to net cash (used in)/provided by operating activities:
Gain on business combination — negative goodwill	(21,122)	—
Gain on debt extinguishment	(84,821)	—
Depreciation and amortization	4,535	2,019
Share based compensation	357,564	574,355
Cumulative dividend	(11,218)	(12,194)
Foreign exchange movements on foreign currency bank accounts	(4,294)	10,786
Realized loss on available-for-sale investments	20,188	—
Cash flows (net of assets and liabilities acquired in SGAM UK acquisition) due to changes in:
Fees receivable	10,130	348,348
Prepaid expenses and other assets	(21,393)	(3,625)
Rebates and sub-administration fees payable	(5,090)	(135)
Accrued compensation, benefits and profit share	(21,948)	(282,643)
Income taxes payable	1,804	(16,635)
Distributions payable	2,087	(27,919)
Accounts payable and other accruals	(2,724)	10,492
Other liabilities	(33,151)	14,488

Net cash (used in)/ provided by operating activities	(77,749)	146,910
Cash Flows From Investing Activities
Redemption of available-for-sale securities	51,943	—
Purchase of trading securities	(4,589)	—

Purchase of subsidiary	—	(2,500)
Cash acquired (net of purchase consideration) of subsidiary	7,337	—
Transfer to restricted cash	(80)	(297)
Purchase of property and equipment	(1,256)	(7,091)

Net cash provided by/(used in) investing activities	53,355	(9,888)
Cash Flows From Financing Activities
Issue of convertible notes	228,500	—
Loan repayment	(170,700)	—
Debt issue costs	(12,495)	—
Warrant exercises	—	2,568
Warrant repurchases	—	(37,582)
Share repurchases	(67,014)	(3,987)
Capital contributions	(76)	525
Dividends paid	—	(10,652)
Acquisition-related transaction costs	—	(308)
Distribution to principals and trustees	—	(118,354)

Net cash used in financing activities	(21,785)	(167,790)

Net decrease in cash and cash equivalents	(46,179)	(30,768)
Effect of foreign currency translation on cash	4,415	(10,967)

Cash and cash equivalents at beginning of period	316,195	429,422
Cash and cash equivalents at end of period	$274,431	$387,687

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
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(US Dollars in thousands, except per share amounts) (cont’d)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Included below are excerpts of GLG Partners Inc’s significant accounting policies, including those that have been revised in 2009. For a complete listing of GLG Partners Inc’s significant accounting policies, please refer to GLG Partners Inc’s Annual Report on Form 10-K for the year ended December 31, 2008.
Principals of Consolidation
     Upon consummation of the Acquisition, the GLG Entities became wholly owned subsidiaries of the Company and from that date the financial statements have been prepared on a consolidated basis and consolidate those entities over which the legal parent, the Company, has control over significant operating, financial or investing decisions.
     The Company consolidates certain entities it controls through a majority voting interest or otherwise in which the Company is presumed to have control. All intercompany transactions and balances have been eliminated.
     The Company has determined that majority of the GLG Funds that it manages are Variable Interest Entities in that the management contract cannot be terminated by a simple majority of unrelated investors. The Company has determined that it is not the Primary Beneficiary and so does not consolidate any of the GLG Funds. The Company earns substantially all of its revenue from the GLG Funds and managed accounts. In addition, the Acquisition related cash compensation has been invested in two GLG Funds, and the Company’s results are exposed to changes in the fair value of these funds as disclosed in Note 4.
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
     The holders of the Exchangeable Shares receive a cumulative dividend based on the Company’s estimate of the net taxable income of FA Sub 2 Limited allocable to such holders multiplied by an assumed tax rate of 44.38%. The cumulative dividend rights of the holders of the Exchangeable Shares are in excess of those of the Company’s common stockholders, and these rights are presented as an expense within non-controlling interest in the condensed consolidated statements of operations. The amount recorded in respect of the cumulative dividends for the nine months ended September 30, 2009 was $11,218.
     At the FA Sub 2 Limited level, the Exchangeable Shares have the same liquidation and income rights as other ordinary shareholders of FA Sub 2 Limited, and consequently the non-controlling interest is calculated as the Exchangeable Shareholder’s proportionate share of net assets prospectively from January 1, 2009. Prior to this date, the non-controlling interest only shared in losses to the extent that they have available equity to absorb losses.

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
     Performance fees are calculated as a percentage of investment gains (which includes both realized and unrealized gains) less management and administration fees, subject in certain cases to performance hurdles, over a measurement period, generally six months. The Company has elected to not recognize performance fee revenues and related compensation until the end of the measurement period when the amounts are contractually payable, or crystallized.
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
     Where a single-manager alternative strategy fund or internal Fund of Funds (“FoF”) managed by the Company invests in an underlying single-manager alternative strategy fund managed by the Company, the “investing fund” is the top-level GLG Fund into which a client invests and the “investee fund” is the underlying GLG Fund into which the investing fund allocates funds for investment. When one of the single-manager alternative strategy funds or internal FoFs managed by the Company invests in an underlying single-manager alternative strategy fund managed by the Company:
•	management fees are charged at the investee fund level, except in the case of (1) an investment by the GLG Emerging Markets Fund in the GLG Emerging Markets (Special Assets) Fund where management fees are charged only at the investing fund level, (2) the GLG Multi Strategy Fund where management fees are charged at both the investee and investing fund levels and (3) the GLG Balanced Managed Fund and the GLG Stockmarket Managed Fund where management fees are charged only at the investing fund level;

•	performance fees are charged at the investee fund level, except in the case of (1) an investment by the GLG Emerging Markets Fund in the GLG Emerging Markets (Special Assets) Fund where performance fees are charged only at the investing fund level and (2) the GLG Global Aggressive Fund where performance fees are charged at both the investee and investing fund levels, to the extent, if any, that the performance fee charged at the investing fund level is greater than the performance fee charged at the investee fund level; and

•	administration fees, where applicable, are charged at both the investing and investee fund levels.

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
Derivatives and Hedging
     The Company is exposed to foreign exchange risks relating to performance and management fees denominated in foreign currencies and also to general, administration and other costs denominated in foreign currencies. Forward foreign exchange contracts on various foreign currencies are entered into to manage those risks. These contracts are designated as cash flow hedges, with changes in fair value attributable to changes in the relevant spot rates recorded in other comprehensive income and reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. Changes in the fair value of the hedge attributable to the spot-forward differential are recorded directly in the income statement.
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
     The Company has hedged £12,000,000 of monthly operating expenditure from October to December 2009 with a final settlement date of January 15, 2010.
Change in Accounting Policy
     On January 1, 2009, the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, (formerly Statement of Financial Accounting Standards (“SFAS”) No. 141R, Business Combinations (“SFAS 141R”)), became applicable. The Company had previously recognized transaction costs relating to the acquisition of Société Générale Asset Management UK (“SGAM UK”) as a prepaid expense and other asset as at December 31, 2008. Under the new provisions, the Company is required to expense transaction costs relating to an acquisition in the period to which the cost relates.
     The change in the accounting policy has the following effect on the financial statements:

	December 31, 2008	December 31, 2008
	Adjusted(1)	As filed	Change
Balance sheet
Assets:
Prepaid expenses and other assets	$32,751	$34,051	$(1,300)
Stockholders’ Deficit:
Accumulated deficit	$(1,243,058)	$(1,241,758)	$1,300
Statement of Operations
Consolidated net loss	$(630,997)	$(629,697)	$1,300

(1)	The December 31, 2008 amounts were adjusted for comparability purposes to adjust for acquisition costs related to the acquisition of SGAM UK which was agreed to in December 2008 and completed in April 2009. Certain acquisition related costs were incurred in 2008.

GLG PARTNERS, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(US Dollars in thousands, except per share amounts) (cont’d)
Recent Accounting Pronouncements
SFAS 141(R)/Topic 805 - In December 2007, the FASB issued SFAS No 141(R), Business Combinations (“FAS 141(R)”), which was primarily codified in Topic 805 in the ASC. The standard replaces SFAS No. 141 and establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. SFAS 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. As at December 31, 2008 the Company had capitalized $1,300 for acquisition costs arising from in-progress acquisitions. On transition to SFAS 141(R) in the period ended September 30, 2009, these costs have been retrospectively taken to the statement of operations.
FSP FAS 107-1 and APB 28-1/Topic 825- FASB Final Staff Position No. FAS 107-1 and APB 28-1 (“FSP FAS-107-1 and APB-28-1”), which were primarily codified into Topic 825 Financial Instruments in the ASC. This standard amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments , to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. FSP FAS-107-1 and APB-28-1 also amend APB Opinion No. 28, Interim Financial Reporting to require those disclosures in summarized financial information at interim reporting periods. FSP FAS-107-1 and APB-28-1 was issued in April 2009 and is effective prospectively for interim reporting periods ending after June 15, 2009. The application of FSP FAS-107-1 and APB-28-1 has expanded the Company’s disclosures regarding the use of fair value in interim periods.
SFAS 165/Topic 855 - Effective June 30, 2009, the Company adopted SFAS No. 165, Subsequent Events, (“SFAS 165”), which was primarily codified in Topic 855 Subsequent Events in the ASC. This standard is based upon the same principles that exist within the auditing standards and formally establishes accounting standards for disclosing those events occurring after the balance sheet date but before financial statements are issued or available to be issued. SFAS 165 requires public entities to evaluate subsequent events through the date that financial statements are issued, while all other entities should evaluate subsequent events through the date that financial statements are available to be issued. SFAS 165 categorizes subsequent events into recognized subsequent events (or historically Type I events) and non-recognized subsequent events (or historically Type II events). SFAS 165 also enhances disclosure requirements for subsequent events. SFAS 165 was effective upon issuance. The adoption of SFAS 165 did not have a material impact on the Company’s financial position or results of operations.
SFAS 167 - In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”), which has not yet been codified in the ASC. SFAS 167, which amends FIN 46(R), prescribes a qualitative model for identifying whether a company has a controlling financial interest in a variable interest entity (VIE) and eliminates the quantitative model prescribed by FIN 46(R). The new model identifies two primary characteristics of a controlling financial interest: (1) provides a company with the power to direct significant activities of the VIE, and (2) obligates a company to absorb losses of and/or provides rights to receive benefits from the VIE. SFAS 167 requires a company to reassess on an ongoing basis whether it holds a controlling financial interest in a VIE. A company that holds a controlling financial interest is deemed to be the primary beneficiary of the VIE and is required to consolidate the VIE. This statement is effective for fiscal years beginning after November 15, 2009. As such, the Company plans to adopt SFAS 167 effective January 1, 2010. The Company is currently evaluating the impact of adopting this standard, which

GLG PARTNERS, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(US Dollars in thousands, except per share amounts) (cont’d)
may result in the consolidation of a number of GLG Funds, but is not expected to have a material impact on the net income available to the Company’s common stockholders.
SFAS 168/Topic 105 - In June 2009, the FASB issued SFAS No. 168, The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”), which was primarily codified into Topic 105 Generally Accepted Accounting Standards. SFAS 168 establishes the “FASB Accounting Standards Codification” (The “Codification”), which was officially launched on July 1, 2009, and became the primary source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under the authority of Federal securities laws are also sources of authoritative GAAP for SEC registrants. The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. As the Codification is neither expected nor intended to change GAAP, the adoption of SFAS 168 did not have a material impact on the Company’s consolidated financial statements.
3. BUSINESS COMBINATION
     On April 3, 2009, the Company completed the acquisition of 100% of SGAM UK’s long-only asset management business for £4,500,000 ($6,450) in cash. The asset purchase was accounted for as an acquisition of a business. The following table summarizes the fair values of the assets and liabilities acquired at closing.
The purchase price allocations were:

Intangible asset — customer-related management contracts (10 year life)[1]	$33,338
Cash	13,787
Investments	2,016
Fixed assets	164
Deferred tax liability	(9,334)
Other net liabilities	(12,399)
Fair Value of Net Assets acquired	$27,572
     The excess of the fair value of net assets acquired over consideration price was recognized in the six months ended June 30, 2009 statement of operations as a separate line item. The Company has considered the recognition of the gain as a “bargain purchase” as being reflective of industry conditions at the time of the negotiation of the acquisition and the business strategy of the seller. The Company expects to achieve synergies in respect of ongoing operating costs and expansion of its distribution channels.
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
     In connection with post-acquisition restructuring, the Company has recorded approximately $3,300 in employment termination costs. The costs were substantially incurred in the second quarter of 2009.

[1]	Management considers the management contracts to have an expected average useful life of 10 years and consequently the contracts will be amortized on a straight line basis over the remaining average useful life. The expected amortization amount for the year ending December 31, 2009 is $2,499 and $3,334 for each of the years ending December 31, 2010, 2011, 2012 and 2013.

GLG PARTNERS, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(US Dollars in thousands, except per share amounts) (cont’d)
4. FAIR VALUE OF FINANCIAL INSTRUMENTS
     The Company utilizes ASC Topic 820, Fair Value Measurements and Disclosures, in relation to accounting for assets and liabilities carried at fair value. This standard defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard also establishes a fair value hierarchy that prioritizes the use of inputs used in valuation methodologies into the following three levels:
•	Level 1: Inputs to the valuation methodology are quoted prices, unadjusted, for identical assets or liabilities in active markets. A quoted price in an active market provides the most reliable evidence of fair value and shall be used to measure fair value whenever available.

•	Level 2: Inputs to the valuation methodology include quoted prices for similar assets or liabilities in active markets; inputs to the valuation methodology include quoted prices for identical or similar assets or liabilities in markets that are not active; or inputs to the valuation methodology that are derived principally from or can be corroborated by observable market data by correlation or other means.

•	Level 3: Inputs to the valuation methodology are unobservable and significant to the fair value measurement. Level 3 assets and liabilities include financial instruments whose value is determined using discounted cash flow methodologies, as well as instruments for which the determination of fair value requires significant management judgment or estimates.
a) Assets and Liabilities measured at fair value on a recurring basis:
     The following table presents fair value measurements for major categories of the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	September 30, 2009			December 31, 2008
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Foreign exchange derivatives (presented in other assets)	$—	$970	$—	$—	$42	$—
Trading investments	—	—	4,589	—	—	—
Available-for-sale investments	—	—	17,245	—	—	65,484
Foreign exchange derivatives (presented in other liabilities)	—	(242)	—	—	—	—

	$—	$728	$21,834	$—	$42	$65,484

Foreign exchange derivatives
     Other assets and other liabilities include the fair value of foreign exchange derivatives, which are valued at quoted forward prices from foreign exchange counterparties and discounted to present value using prevailing risk free rates for the Company’s functional currency.

GLG PARTNERS, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(US Dollars in thousands, except per share amounts) (cont’d)
Investments
     Investments at fair value include available-for-sale and trading securities held in the following GLG Funds:

•	GLG Multi-Strategy Coupon Fund	Available-for-sale
•	GLG Global Opportunity (Special Assets) Fund	Available-for-sale
•	GLG Treasury Fund	Available-for-sale
•	GLG European Opportunity (Lehman Recovery)	Trading
•	GLG Technology (Lehman Recovery)	Trading
     These investments are valued at the final Net Asset Value (“NAV”) as calculated by the GLG Fund’s administrator. As these funds have limited liquidity, the Company has determined its investments in these GLG Funds to be Level 3 assets. These NAVs, and the associated fair values of underlying investments, have been reviewed by the GLG Funds’ Independent Pricing Committee.
     A reconciliation of the movements in Level 3 assets is presented below:

	Fair Value Measurements
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Movements in Level 3 assets for the nine-month period were as follows:
Investments in GLG Funds
Opening Balance January 1, 2009			$65,484
Change in fair value recorded in other income			(6)
Change in fair value recorded in other comprehensive income — currency translation adjustment			219
Change in unrealized losses recorded in other comprehensive income			1,475
Investments acquired in business combination			2,016
Purchase of investments			4,589
Redemption proceeds			(51,943)
Closing Balance September 30, 2009			$21,834
Total unrealized gains in investments			$920
     During the quarter ended March 31, 2009, the Company redeemed a portion of its investment in the GLG Global Opportunity Fund, realizing a loss on disposal of $10,345. At March 31, 2009 the Company had impairments of $6,025 in the GLG Global Opportunity Fund (through its successor, the GLG Global Opportunity (Special Assets) Fund) and $4,847 in the GLG Multi-Strategy Fund. Due to a change arising in that quarter in management’s ability and intent to hold the equity investments for a sufficient period to recover the impairment, $10,872 was realized as an other than temporary impairment to the statement of operations. Both the realized loss on disposal and other than temporary impairment charge of $10,872 have been recorded in the statement of operations as a realized loss on available-for-sale investments of $21,217 in the three months ended March 31, 2009.
     During the quarter ended September 30, 2009, the Company redeemed $5,322 of its investment in the GLG Global Opportunity (Special Assets) Fund and $12,581 of its investments in the GLG Multi-Strategy Fund, realizing a

GLG PARTNERS, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(US Dollars in thousands, except per share amounts) (cont’d)
total gain on disposal of $977. The Company also transferred its remaining underlying assets in the GLG Multi-Strategy Fund to the GLG Multi-Strategy Coupon Fund.
     In August and September 2009, the Company purchased investments totaling $4,589 in the GLG European Opportunity (Lehman Recovery) and the GLG Technology (Lehman Recovery) Funds which are being accounted for at fair value.
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
Convertible notes
     There are no active markets for the Company’s convertible notes. The Company has determined the fair value of the convertible note to $282,000 by comparing inactive market broker quotes to internal models.
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
6. DERIVATIVES AND HEDGING
     The Company is exposed to foreign exchange risks relating to performance and management fees denominated in foreign currencies and also general, administration and other costs denominated in foreign currencies. Forward foreign exchange contracts on various foreign currencies are entered into to manage those risks. These contracts are designated as cash flow hedges with changes in fair value attributable to changes in the relevant spot rates recorded in other comprehensive income and reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. Changes in the fair value of the hedge attributable to the spot-forward differential are recorded directly in the income statement.
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

GLG PARTNERS, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(US Dollars in thousands, except per share amounts) (cont’d)
     For the three months and nine months ended September 30, 2009, the fair value of financial instruments has been recorded as follows:

	Three months ended	Nine months ended
	September 30, 2009	September 30, 2009
Total Fair Value of Derivative Financial Instruments (included in Other Assets)	$970	$970
Total Fair Value of Derivative Financial Instruments (included in Other Liabilities)	(242)	(242)
Total Fair Value of Derivative Financial Instruments at September 30, 2009
(all designated in a cash flow hedge)	$728	$728

Less: Fair value of Derivative Financial Instruments at start of period	(2,856)	(42)

Movement in Fair Value of Derivative Financial Instruments during the period	$(2,128)	$686

Changes in Fair Values are allocated as follows:
Statement of Changes in Equity:
(Loss) / gain recorded in other comprehensive income in period — cash flow hedges	$(948)	$2,937
Gain reclassified from other comprehensive income to income	(805)	(2,301)

Total (loss)/gain in Other Comprehensive Income	$(1,753)	$636

Statement of Operations:

Decrease in General, Administrative & Other expenses — effective portion of hedge reclassified from other comprehensive income	$817	$1,612
Decrease in Compensation, benefits and profit share — effective portion of hedge reclassified from other comprehensive income	673	1,423
Decrease in Management Fees — effective portion of hedge reclassified from other comprehensive income	(686)	(734)
Decrease in Other income (ineffective portion of hedge and excluded from effectiveness assessment)	(1,179)	(2,251)

Total impact on Statement of Operations	$(375)	$50

Total impact on Comprehensive Income	$(2,128)	$686

GLG PARTNERS, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(US Dollars in thousands, except per share amounts) (cont’d)
7. DEBT

	Average interest	September 30,	December 31,
	rate	2009	2008
Revolving credit facility	2.29%	$12,281	$40,000
Term loans	2.29%	295,506	530,000
Convertible Note	5.00%	228,500	—

Total Debt		$536,287	$570,000

Restructuring of debt
     On May 15, 2009, the Company restructured its syndicated term loan and revolving loan facilities, with $284,500 ($27,720 of the revolving credit facility and $256,780 of the term loan) being repurchased by a consolidated subsidiary at 60% of par value.
     The discount of $113,800 arising from the restructuring, together with the unamortized costs from the original Acquisition financing of $4,778 and the direct finance costs relating to the refinancing of $5,967 were allocated to each syndicate lender. The loan and revolving credit facility for each lender was evaluated under ASC Topic 470-50, Modifications and Extinguishments, as to whether the loan or facility had been extinguished, reduced or remained unchanged.
     The outcome of the evaluation of the revolving credit facility and term loan was that $84,821 of the discount on repurchase was recognized in the statement of operations as a gain on extinguishment, $26,467 was added to the amortized cost of the continuing term loan, to be amortized against interest expense over the remaining period of the loan under the effective yield basis ($22,287 remaining at September 30, 2009), and $6,910 remaining costs were deferred and will be amortized over the term of the debt.
Amendment of the credit agreement
     In connection with the debt restructuring, the terms of the existing credit agreement were amended. The amendments included the cancellation of the financial covenants (minimum AUM and average ratio), the spread payable over LIBOR was amended to 250 basis points from the previous matrix (based on a trailing twelve month leverage ratio) and the principal repayment provisions were accelerated based on excess cash flow as defined in the amended credit agreement.
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
     The Company incurred $6,524 of direct costs in connection with the issuance of the notes. These have been deferred and will be recognized over the term of the notes as an adjustment to interest expense.
8. INCOME TAXES
     The Company calculates its effective tax rate on profit before tax and certain non-tax deductible expenses and non-taxable income. For the three months ended September 30, 2009, $110,115 of the Company’s compensation expense related to acquisition-related share based compensation, $102,974 of which is not tax deductible, compared to $188,005 for the three months ended September 30, 2008, $180,833 of which was non tax deductible. For the third quarter of 2009, the Company also recognized amortization of intangibles of $1,001 which is non-tax deductible and a realized gain on available-for-sale investments of $1,029 which is non-taxable. The Company’s (loss) /profit before tax and before these expenses was $(12,935) and $21,273 for the three months ended September 30, 2009 and 2008, respectively. The Company’s effective tax rate based on this measure was 10.1% and 14.9% for the three months ended September 30, 2009 and 2008, respectively. These rates differ from the U.S. Federal rate of tax of 35% as the Company’s profits are predominantly earned outside the United States where lower rates of tax apply.
     For the first nine months of 2009, $365,703 of the Company’s compensation expense related to acquisition-related share based compensation, $339,540 of which is not tax deductible, compared to $588,508 for the nine months ended September 30, 2008, $541,398 of which was non-tax deductible. For the first nine months of 2009, the Company also recognized amortization of intangibles of $1,834 and a realized loss on available-for-sale investments of $20,188, which are both non-tax deductible and negative goodwill arising on business combination of $21,122 which is non-taxable. The Company’s profit before tax and before these expenses was $73,395 and $83,628 for the nine months ended September 30, 2009 and 2008, respectively. The Company’s effective tax rate based on this measure was 1.7% and 15.1% for the nine months ended September 30, 2009 and 2008, respectively. These rates differ from the U.S. Federal rate of tax of 35% as the Company’s profits are predominantly earned outside the United States where lower rates of tax apply.

GLG PARTNERS, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(US Dollars in thousands, except per share amounts) (cont’d)
9. STOCKHOLDERS’ DEFICIT
     The following transactions occurred in the common stock of the Company during the first nine months of 2009:

Number of Shares
Common stock outstanding at December 31, 2008	245,784,390
Shares issued as compensation	28,290,535
Shares repurchased	(28,991,258)
Shares issued under share plan awards	5,195,216
Stock forfeited and cancelled under share-based compensation arrangements	(653,250)

Common Stock outstanding at September 30, 2009	249,625,633

     No dividends have been declared in 2009. On October 26, 2008 a dividend of $0.025 per share of common stock was declared payable on October 21, 2008 to holders of record on October 10, 2008. A dividend of $0.025 per share was also declared payable on October 21, 2008 to holders of the FA Sub 2 Limited Exchangeable Shares.
10. NET LOSS PER SHARE OF COMMON STOCK
     The Company calculates net income per share of common stock in accordance with ASC Topic 260, Earnings Per Share. The Company calculated diluted earnings per share for all periods using the if-converted method for all participating securities. For the nine months ended September 30, 2009 and 2008 the FA Sub 2 Limited Exchangeable Shares were excluded from the calculation of diluted earnings per share as they were anti-dilutive.
     The Company applied the two-class method for determining basic earnings per share for the post-Acquisition period. The Exchangeable Shares and the unvested shares issued in connection with share-based compensation, and determined to be participating securities, were excluded from the calculation as their inclusion would be anti-dilutive. In addition, the holders of the Exchangeable Shares participate equally with ordinary shareholders in the liquidation preferences of FA Sub 2 Limited, but have neither a liquidation interest in GLG Partners, Inc. nor any obligation to fund losses in either FA Sub 2 Limited or GLG Partners, Inc. Consequently, the Company believes it is appropriate to exclude the Exchangeable Shares from the calculation of basic earnings per share. Undistributed earnings have not been allocated to the unvested shares as they do not have a contractual obligation to fund the losses of the Company.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net loss applicable to common stockholders	$(99,018)	$(167,088)	$(243,653)	$(487,039)
Weighted-average common stock outstanding (in thousands) — basic and diluted	220,614	211,417	218,078	211,357
Net loss per share applicable to common stockholders — basic and diluted	$(0.45)	$(0.79)	$(1.12)	$(2.30)
The following common stock equivalents have been excluded from the computation of the weighted-average stock outstanding used for computing diluted earnings per share as of September 30, 2009 and 2008 as they would have been anti-dilutive (in thousands):

GLG PARTNERS, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(US Dollars in thousands, except per share amounts) (cont’d)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Common stock held in Treasury	18,509	25,382	20,438	25,382
FA Sub 2 Limited Exchangeable Shares	58,905	58,905	58,905	58,905
Convertible Notes	61,425	—	30,707	—
Common stock awarded in connection with share-based compensation arrangements	10,493	8,882	10,493	8,882
Public warrants	32,985	32,985	32,985	32,985
Co-investment warrants	5,000	5,000	5,000	5,000
Sponsors’ warrants	4,500	4,500	4,500	4,500

	191,817	135,654	163,028	135,654

     In addition to the above, there were 12,000,003 Founders warrants that are only exercisable if and when the last sales price of the Company’s common stock exceeds $14.25 per share for any 20 trading days within a 30-trading day period beginning 90 days after November 2, 2007.
11. COMPREHENSIVE INCOME

	Three months ending September 30,
	2009			2008
		Attributed to
	Attributed to	non-		Attributed to
	controlling	controlling	Total	controlling
Net Loss	$(99,018)	$(15,634)	$(114,652)	$(167,088)
Gains on cash flow hedges released to statement of operations	(650)	(155)	(805)	—
Unrealized gains on cash flow hedges	(765)	(183)	(948)	(9,527)
Change in unrealized gains on available-for-sale investments	807	—	807	(127)
Release of unrealized gain on available-for-sale investments to statement of operations	(977)	—	(977)	—
Foreign currency translation	1,713	410	2,123	2,490

Total comprehensive loss	$(98,890)	$(15,562)	$(114,452)	$(174,252)

GLG PARTNERS, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(US Dollars in thousands, except per share amounts) (cont’d)

	Nine months ending September 30,
	2009			2008
		Attributed to
	Attributed to	non-		Attributed to
	controlling	controlling	Total	controlling
Net Loss	$(243,653)	$(35,861)	$(279,514)	$(487,039)
Gains on cash flow hedges released to statement of operations	(1,857)	(444)	(2,301)	—
Unrealized gains on cash flow hedges	2,370	567	2,937	(13,472)
Change in unrealized gains on available-for-sale investments	1,475	—	1,475	1,695
Release of unrealized loss on available-for-sale investments to statement of operations	20,240	—	20,240	—
Foreign currency translation	2,326	556	2,882	(259)

Total comprehensive loss	$(219,099)	$(35,182)	$(254,281)	$(499,075)

12. PROFORMA STATEMENT OF OPERATIONS — IMPACT OF ADOPTION OF SFAS 160 (ASC Topic 810-10-65)
     As required under the transitional provisions of ASC Topic 810-10-65, Transition Related to FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51, the following pro forma statement of operations is presented to show the Company’s results of operations for the three months ended September 30, 2009 and 2008 and the nine months ended September 30, 2009 and 2008 under the rules relating to non-controlling interests before the adoption of the standard.

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Net revenues and other income
Management fees, net	$39,543	$80,307	$110,001	$269,663
Performance fees, net	1,945	6,833	50,704	89,762
Administration, service, and distribution fees, net	6,407	17,751	17,817	60,448
Other	326	(2,796)	7,555	2,412

Total net revenues and other income	48,221	102,095	186,077	422,285
Expenses
Compensation, benefits and profit share	(136,631)	(227,387)	(455,217)	(777,130)
General, administrative and other	(23,709)	(30,283)	(71,452)	(90,816)
Amortization of intangible assets	(1,001)	—	(1,834)	—
Third party distribution, administration and service fees	(935)	—	(1,600)	—

Total expenses	(162,276)	(257,670)	(530,103)	(867,946)
Loss from operations	(114,055)	(155,575)	(344,026)	(445,661)
Realized gain / (loss) on available-for-sale investments	1,029	—	(20,188)	—
Gain on debt extinguishment	—	—	84,821	—
Gain on business combination — negative goodwill	—	—	21,122	—
Interest income	196	2,043	845	6,685
Interest expense	(3,051)	(6,028)	(9,618)	(18,795)

Loss before income taxes	(115,881)	(159,560)	(267,044)	(457,771)
Income taxes	1,300	(3,160)	(1,252)	(12,656)

Net loss	(114,581)	(162,720)	(268,296)	(470,427)
Less non-controlling interests:
Cumulative dividends on exchangeable shares	(71)	(2,896)	(11,218)	(12,194)
Exchangeable shares dividend	—	(1,472)	—	(4,418)

Net loss attributable to common stockholders	$(114,652)	$(167,088)	$(279,514)	$(487,039)

Net loss per share — basic and diluted	$(0.53)	$(0.79)	(1.29)	$(2.30)
Weighted average common stock outstanding — basic and diluted (in thousands)	220,614	211,417	218,078	211,357

GLG PARTNERS, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(US Dollars in thousands, except per share amounts) (cont’d)
13. COMMITMENTS AND CONTINGENCIES
     The Company, in the ordinary course, responds to a variety of regulatory inquiries. The Company and its subsidiaries are involved in the following regulatory investigations:
     On January 25, 2008, the Autorité des Marchés Financiers (“AMF”) notified the Company of proceedings relating to its trading in the shares of Infogrames Entertainment (“Infogrames”) on February 8 and 9, 2006, prior to the issuance by Infogrames on February 9, 2006 of a press release announcing poor financial results. The AMF’s decision to initiate an investigation into the Company’s trades in Infogrames was based on a November 19, 2007 report prepared by the AMF’s Department of Market Investigation and Supervision (the “Infogrames Report”). According to the Infogrames Report, the trades challenged by the AMF generated an unrealized capital gain for the Company as of the opening on February 10, 2006 of €179,000. The AMF investigation relates solely to the conduct of a former employee; however, the Company was named as the respondent. If sustained, the charge against the Company could give rise to an administrative fine under French securities laws. The Company filed its response to the Infogrames Report on May 23, 2008. On September 24, 2009, the Rapporteur issued a written report, concluding that the Company did not engage in any wrongdoing and recommending that the AMF dismiss the case against the Company. A hearing before the Commission des Sanctions of the AMF is scheduled for November 12, 2009.
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
14. SUBSEQUENT EVENTS
There were no subsequent events through to management’s assessment on November 9, 2009, which is the date these financial statements were issued.

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
General
Our Business
     We are a U.S.-listed asset management company offering our clients a diverse range of alternative and traditional investment products and account management services. Our primary business is to provide investment management advisory services for various investment funds and companies (the “GLG Funds”) and accounts we manage. We currently derive our revenues primarily from management fees and administration fees charged to the GLG Funds and accounts we manage based on the value of the assets in these funds and accounts, and performance fees charged to the GLG Funds and accounts we manage based on the performance of these funds and accounts. Substantially all of our assets under management, or AUM, are attributable to third-party investors, and the funds and accounts we manage are not consolidated into our financial statements. As of September 30, 2009, our net AUM (net of assets invested in other GLG Funds) were approximately $21.6 billion, as compared to approximately $19.1 billion as of June 30, 2009 and $17.3 billion as of September 30, 2008. As of September 30, 2009, our gross AUM (including assets invested in other GLG Funds) were approximately $24.0 billion, as compared to approximately $21.6 billion as of June 30, 2009 and $21.2 billion as of September 30, 2008.
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
     We consolidate certain entities we control through a majority voting interest or otherwise in which we are presumed to have control. All intercompany transactions and balances have been eliminated.
     We have determined that the majority of GLG Funds that we manage are Variable Interest Entities in that the management contract cannot be terminated by a simple majority of unrelated investors. We have determined that we are not the Primary Beneficiary and, accordingly, we do not consolidate any of the GLG Funds. We earn substantially all of our revenue from the GLG Funds and managed accounts. In addition, the Acquisition-related cash compensation has been invested in two GLG Funds, and our results are exposed to changes in the fair value of these funds.
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
Revenue Recognition
Performance Fees
Performance fee rates are calculated where applicable as a percentage of investment gains less management and administration fees, subject to “high water marks” and in some cases performance hurdles with a measurement period of generally six months. Funds subject to performance hurdles are: most long-only funds, four external FoFs, seven single-manager alternative strategy funds, four 130/30 funds, and certain managed accounts.
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
Equity-Based Compensation
     Prior to December 31, 2006, GLG had not granted any equity-based awards. In March 2007, GLG established the equity participation plan to provide certain key individuals, limited partnership interests in two limited partnerships, Sage Summit LP and Lavender Heights Capital LP, with the right to receive a percentage of the proceeds derived from an initial public offering relating to the Acquired Companies or a third-party sale of the Acquired Companies. Upon consummation of the Acquisition, Sage Summit LP and Lavender Heights Capital LP received collectively 15% of the total consideration of cash and our capital stock payable to the owners of the Acquired Companies in the Acquisition. The equity participation plan is subdivided into an “A Sub-Plan” and a “B Sub-Plan”. These limited partnerships distributed to A Sub-Plan limited partners an aggregate of 25% of such amounts upon consummation of the Acquisition, and the remaining 75% are distributable to the limited partners in three equal installments upon vesting over a three-year period on the first, second and third anniversaries of the consummation of the Acquisition, subject to the ability of the general partners of the limited partnerships, whose respective boards of directors consist of the Trustees, to accelerate vesting. B Sub-Plan member entitlements vest in equal installments on the first, second, third and fourth anniversaries of the consummation of the Acquisition subject to the ability of the general partners of the limited partnerships, whose respective boards of directors consist of the Trustees, to accelerate vesting. The unvested portion of such amounts will be subject to forfeiture back to Sage Summit LP and Lavender Heights Capital LP (and not to us) in the event of termination of the individual as a limited partner prior to each vesting date, unless such termination is without cause after there has been a change in control of our company or due to death or disability. To the extent awards granted under the equity participation plan are forfeited, these amounts may be reallocated by Sage Summit LP and Lavender Heights Capital LP to their then existing or future limited partners (i.e., participants in the plan) subject to vesting over specified periods. Because forfeited awards are returned to the limited partnerships, and not to us, the forfeited shares remain issued and outstanding and the cash and shares held by the limited partnerships may be reallocated without further dilution to our shareholders. The equity instruments issued under this plan are recorded at their fair value on the measurement date, which date is typically upon the inception of the services that will be performed, remeasured at subsequent dates to the extent the awards are unvested, and amortized into expense over the vesting period on an accelerated basis.
     Ten million shares of our common stock, which were part of the purchase price in respect of the Acquisition, were reserved for allocation under the Restricted Stock Plan. Of these shares, 9,877,000 shares were allocated to our employees, service providers and certain key personnel in November 2007. As of September 30, 2009, 2,198,000 shares under the Restricted Stock Plan were unallocated following forfeitures (net of new allocations). These awards are subject to vesting, typically over four years, which may be accelerated. In 2007, we also adopted the 2007 Long-Term Incentive Plan (the “2007 LTIP”) under which we were authorized to issue up to 40,000,000 shares and which, other than with respect to outstanding awards, was terminated and replaced in its entirety by the 2009 Long-Term Incentive Plan (the “2009 LTIP”), adopted by our board of directors and approved by our shareholders on May 11, 2009. The 2009 LTIP authorizes the delivery of a maximum of 40,000,000 shares, in addition to the approximately 6,100,000 shares that remained available for awards under the 2007 LTIP as of May 11, 2009. In addition, to the extent that any outstanding awards under our 2007 LTIP are canceled, forfeited or otherwise lapse unexercised pursuant to the terms of that plan, the shares underlying those awards will be available for awards under the 2009 LTIP.
     References herein to the “LTIP” shall in context be to the 2007 LTIP and the 2009 LTIP. As of September 30, 2009, there were a total of 43,293,245 shares available for awards under the LTIP. The LTIP provides for the grants of incentive and non-qualified stock options, stock appreciation rights, common stock, restricted stock, restricted stock units, performance units and performance shares to employees, service providers, non-employee directors and certain key personnel who hold direct or indirect limited partnership interests in certain GLG entities. Shares of restricted stock awarded under the Restricted Stock Plan and the LTIP are issued and outstanding shares, except in the case of awards under these plans to personnel who are members of the limited partner profit share arrangement in which case shares are issued and become outstanding only as the awards vest. Unvested awards under the LTIP and Restricted Stock Plan which are forfeited, to the extent shares are issued, are returned to us and canceled.
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
     All of these arrangements will be amortized into expense over the applicable vesting period using the accelerated method. As a result, following the completion of the Acquisition, compensation and benefits reflect the amortization of significant non-cash equity-based compensation expenses associated with the vesting of these equity-based awards, which under GAAP acts to reduce our net income and may result in net losses.
     GAAP requires a company to estimate the cost of share-based payment awards based on estimated fair values. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period. For awards with performance conditions, we will make an evaluation at the grant date and future periods as to the likelihood of the performance targets being met. Compensation expense is adjusted in future periods for subsequent changes in the expected outcome of the performance conditions until the vesting date. GAAP requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
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
     Following the Acquisition in addition to a portion of our income being subject to U.K. taxation, U.S. taxation will be imposed on our profits earned within the United States as well as on our profits earned outside the United States that are repatriated back to the United States in the form of dividends or that are classified as Subpart F income for U.S. income tax purposes (e.g, dividends and interest). We expect to repatriate some of our profits in this manner and experience U.S. taxation on those repatriated profits. In connection with the Acquisition, we recognized for U.S. income tax purposes the value of goodwill and certain other intangibles which we are amortizing and deducting for U.S. income tax purposes over a 15-year period. This amortization deduction is taken into account in determining how much of the repatriated profits and Subpart F income is subject to U.S. taxation. Depending on the amount of profits earned outside the United States, including the amount of Subpart F income, and the amount of profits repatriated, this tax amortization deduction will effectively reduce U.S. tax expense on repatriated profits and Subpart F income. Allocation of income among business activities and entities is subject to detailed and complex rules applied to facts and circumstances that generally are not readily determinable at the date financial statements are prepared. Accordingly, estimates are made of income allocations in computing financial statement effective tax rates that may differ from actual allocations determined when tax returns are prepared or after examination by tax authorities.
     We account for taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is established when we believe it is more likely than not that a deferred tax asset will not be realized.
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
Management Fees
     Our gross management fee rates to GLG Funds are set as a percentage of fund AUM. Management fee rates vary depending on the product, as set forth in the table below (subject to fee treatment of fund-in-fund reinvestments as described below):

General Range of Gross Fee Rates (% of AUM)
Product	As of September 30, 2009
Single-manager alternative strategy funds*	1.50% — 2.50%**
Long-only funds	0.30% — 2.25%
Internal FoF	0.25% — 1.50%** (at the investing fund level)
External FoF ***	1.00% — 1.95%

*	Excludes the GLG European Long-Short (Special Assets) Fund, the GLG Emerging Markets (Special Assets) II Fund and the GLG North American Opportunity (Special Assets) Fund established during November 2008 into which certain private placements and other not readily realizable investments were contributed by the GLG European Long-Short Fund, the GLG Emerging Markets Fund and the GLG North American Opportunity Fund, respectively, for the purpose of liquidating them, where the management fee is 0.50%.

**	When one of the single-manager alternative strategy funds or internal FoFs managed by us invests in an underlying single-manager alternative strategy fund managed by us, management fees are charged at the investee fund level, except in the case of (1) an investment by the GLG Emerging Markets Fund in the GLG Emerging Markets (Special Assets) Fund where management fees are charged only at the investing fund level, (2) the GLG Multi-Strategy Fund where management fees are charged at both the investee and investing fund levels and (3) the GLG Balanced Managed Fund and the GLG Stock Market Managed Fund where management fees are charged only at the investing fund level.

***	Excludes GLG Global Opportunity (Special Assets) Fund.
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
     The mix of our AUM has changed significantly from September 30, 2008 through September 30, 2009. The effect of this changing mix from our higher fee yielding single-manager alternative strategy products into lower fee yielding long-only and managed account products has had the effect of reducing our management fee yields when measured as a percentage of our overall AUM. This trend continued during 2009 due to the acquisition of SGAM UK which consisted of long-only funds and managed accounts which have lower management fee yields than our single-manager alternative strategy products. The management fee yield in future periods will be dependent on specific inflows, outflows and other related factors.
Performance Fees
     Our gross performance fees where applicable for GLG Funds are set as a percentage of fund performance, calculated as investment gains (both realized and unrealized), less management and administration fees, subject to “high water marks” and, in the case of most long-only funds, four external FoFs, seven single-manager alternative strategy funds, four 130/30 funds and certain managed accounts, to performance hurdles. As a result, even when a GLG Fund has positive fund performance, we may not earn a performance fee due to negative fund performance in prior measurement periods and in some cases due to a failure to reach a hurdle rate. High water marks and performance hurdles,are determined on a fund by fund and investor by investor basis and performance fees are not netted across funds, other than in the case of the special assets funds related to the GLG Emerging Markets Fund, the GLG European Long-Short Fund and the GLG North American Opportunity Fund. The special assets funds do not earn a performance fee until an investor’s high water mark across both the special assets fund and its original fund is exceeded. Accordingly, any funds above high water marks and applicable performance hurdles at the end of the relevant measurement period will contribute to performance fee revenue. As of September 30, 2009, approximately two-thirds of the AUM in our long-only funds and less than half of the AUM in our single-manager alternative strategy funds subject to high-water marks were below their respective high-water marks. Fund performance through September 30, 2009 has generally reduced the additional performance necessary to reachieve the high-water marks for many GLG Funds, however, for some funds significant high-water marks remain. Accordingly, even if our funds that are below high water marks have positive performance in subsequent performance periods, our ability to earn performance fees during those periods will be adversely impacted due to the number of funds subject to high water marks and the amounts to be recovered.
     Performance fee rates vary depending on the product, as set forth in the table below (subject to fee treatment of fund-in-fund investments as described below):

General Range of Gross Fee Rates (% of
Product	Investment Gains) As of September 30, 2009
Single-manager alternative strategy funds	10% — 30%*
Long-only funds	0% — 20% (may be subject to performance hurdle)
Internal FoF	0% — 20%* (at the investing fund level)
External FoF **	5% — 10% (may be subject to performance hurdle)

*	When one of the single-manager alternative strategy funds or internal FoFs managed by us invests in an underlying single-manager alternative strategy fund managed by us, performance fees are charged at the investee fund level, except in the case of (1) an investment by the GLG Emerging Markets Fund in the GLG Emerging Markets (Special Assets) fund where performance fees are charged only at the investing fund level and (2) the GLG Global Aggressive Fund where performance fees are charged at both the investee and investing fund levels to the extent, if any, that the performance fee charged at the investing fund level is greater than the performance fee charged at the investee fund level.

**	We have adopted Method 1 for recognizing performance fee revenues and under Method 1 we do not recognize performance fee revenues until the end of the measurement period when the amounts are crystallized, which for the majority of the investment funds and accounts managed by us is on June 30 and December 31.
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
Fees on Managed Accounts
     Managed account fee structures are negotiated on an account-by-account basis and may be more complex than for the GLG Funds. Across the managed account portfolio, fee rates vary according to the underlying mandate and, excluding one material managed account, in the aggregate are generally within the performance (subject, in some cases, to a performance hurdle) and management fee ranges charged with respect to comparable fund products. In October 2008, we received a new material managed account mandate which provided for a management fee at institutional rates and a performance fee based on exceeding certain benchmarks even in a scenario with negative performance. We signed a sub-advisory agreement with SGAM UK in December 2008 which earned a management fee at an institutional rate. This agreement terminated on April 3, 2009 upon completion of the acquisition of SGAM UK.

Expenses
Compensation, Benefits and Profit Share
     To attract, retain and motivate the highest quality investment and other professionals, we provide significant remuneration through salary, discretionary bonuses, profit sharing and other benefits. We have built an experienced and highly-regarded investment management team of 132 investment professionals.
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
     Following the Acquisition, our GAAP employee compensation expense reflects share-based and other compensation recognized in respect of (a) the equity participation plan, the 10,000,000 shares allocated for the benefit of employees, service providers and certain key personnel under the Restricted Stock Plan, and the agreement among the principals and trustees (collectively, the “Acquisition-related compensation expense”) and (b) share-based compensation recognized in respect of the shares awarded post-Acquisition under the LTIP.
     Under GAAP, there is a charge to compensation expense for Acquisition-related compensation expense based on certain service conditions. However, management believes that this charge does not reflect our ongoing core business operations and compensation expense and excludes such amounts for purposes of assessing our ongoing core business performance. In the case of the Acquisition-related compensation expense associated with Sage Summit LP and Lavender Heights Capital LP, because (1) awards forfeited by participants in the equity participation plan who terminated their service with us and who are no longer limited partners are returned to Sage Summit LP and Lavender Heights Capital LP, and not us, (2) the cash and stock held by the limited partnerships may be reallocated to then existing or future participants in the plan without further dilution to our shareholders, (3) the amount of consideration received by the entities in the Acquisition was awarded prior to the Acquisition based on the contributions of the participants in the equity participation plan prior to the Acquisition and (4) the amount reduced the number of shares which would otherwise have been paid to the former GLG Shareowners in the Acquisition, management measures ongoing business performance by excluding these amounts. In the case of the Acquisition-related compensation expense associated with the Restricted Stock Plan, because the amount allocated to the Restricted Stock Plan was designed to recognize employees, service providers and key personnel for their contribution to GLG prior to the Acquisition and because the shares allocated to the Restricted Stock Plan reduced the number of shares which would otherwise have been paid to the former GLG Shareowners in the Acquisition, management measures ongoing business performance by excluding these amounts. In the case of the Acquisition-related compensation expense associated with the agreement among principals and trustees, because, notwithstanding the service requirement, neither the vesting nor forfeiture provisions of that agreement would be accretive or dilutive to our present or future shareholders, management measures ongoing business performance by excluding these amounts.
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
     The components of non-GAAP CBP are:
•	Base compensation — contractual compensation paid to employees in the form of base salary, which is expensed as incurred.

•	Variable compensation — payments that arise from the contractual entitlements of personnel to a fixed percentage of certain variable fee revenues attributable to such personnel with respect to GLG Funds and managed accounts. Variable compensation expense is recognized at the same time as the underlying fee revenue is crystallized, which may be monthly, quarterly, annually or semi-annually (on June 30 and December 31), depending on the fee revenue source.

•	Discretionary compensation — payments that are determined by our management in its sole discretion and are generally linked to performance. In determining such payments, our management considers, among other factors, the ratio of total discretionary compensation to total revenues; however, this ratio may vary between periods and, in particular, significant discretionary bonuses may still be paid in a period of low performance for retention and incentivization purposes. This discretionary compensation is paid to employees in the form of a discretionary cash bonus or share-based compensation. Discretionary compensation is generally declared and paid following the end of each calendar year. However, the estimated discretionary compensation charge is adjusted as appropriate based on the year-to-date profitability and revenues recognized on a year-to-date basis. As the majority of the GLG Funds crystallize their performance fees at June 30 and December 31, the majority of discretionary compensation expense crystallizes at year end and is typically paid in January and February following the year end.

•	Limited partner profit share — distributions of limited partner profit share under the limited partner profit share arrangement described below.

•	Post-Acquisition LTIP — post-Acquisition share based compensation awarded to employees and limited partners under the LTIP.
Limited Partner Profit Share
     The key personnel who are participants in the limited partner profit share arrangement, provide services to us through two limited liability partnerships, Laurel Heights LLP and Lavender Heights LLP, which are limited partners in GLG Partners LP and GLG Partners Services LP, respectively. The amount of profits (or limited partner profit share) attributable to each of the LLPs is determined at our discretion based upon the profitability of our business and our view of the contribution to revenues and profitability from the services provided by each limited partnership during that period. These profit shares are recorded as operating expenses matching the period in which the related revenues are accrued and services provided. A portion of the partnership distribution is advanced monthly as a draw against final determination of profit share. Once the final profit allocation is determined typically in January and February following each year end, it is paid to the LLPs, as limited partners, less any amounts paid as advance drawings during the year. See “— Allocation of Profit Shares to Individual Members of LLPs” below for a further discussion of the allocations. In addition, as shares of restricted stock awarded under our Restricted Stock Plan or LTIP to members of the LLPs vest or as we pay cash dividends on the unvested shares of restricted stock awarded under these plans to members of the LLPs, we allocate additional profits to the LLPs sufficient for the LLP to acquire from us the shares that are vesting or to pay the relevant dividend. These additional profit shares are recorded as operating expense. Other limited partners of GLG Partners Services LP who receive profit allocations include four investment professionals who are not members of Lavender Heights LLP, but whose profit distributions from GLG Partners Services LP are determined in the same manner as the allocation of profit shares to individual members of the LLP described below and included in the limited partner profit measure, as described below.
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
Acquisition-Related Compensation Expense
     Following the Acquisition, our GAAP compensation, benefits and profit share expense reflects share-based and other compensation recognized with respect to (a) the 15% of the total consideration of cash and capital stock received collectively by Sage Summit LP and Lavender Heights Capital LP in connection with the Acquisition (including with respect to the cash portion of the awards under the equity participation plan in the aggregate amounts of $91 million, $45 million, and $5 million for the three 12-month periods beginning with the consummation of the Acquisition), the 10,000,000 shares allocated for the benefit of employees, service providers and certain key personnel under the Restricted Stock Plan, and the agreement among the principals and trustees and (b) dividends paid on unvested shares that are ultimately not expected to vest.
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

     In addition, we assess the underlying performance of our business based on the measure “non-GAAP adjusted net income”, which adjusts GAAP net (loss)/income before non-controlling interest for Acquisition-related compensation expense, realized gain/(loss) on available-for-sale investments, gain on business combination — negative goodwill, amortization of intangible assets, the related tax effects of the foregoing and cumulative dividends accrued for the holders of FA Sub 2 Limited Exchangeable Shares. See “— Results of Operations — Adjusted Net Income” for this reconciliation for the periods presented. We have added realized loss on available-for-sale investments, gain on business combination — negative goodwill, amortization of intangible assets, the related tax effects of the foregoing to our definition of non-GAAP adjusted net income. We believe that excluding the impact of the above enhances the comparisons to our core results of operations with historical periods and provides a better measure of our economic income.
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
     In December 2007, the FASB issued SFAS No. 160, which was primarily codified into Topic 810, Consolidations, in the ASC. SFAS 160 states that accounting and reporting for minority interests will be recharacterized as non-controlling interests and classified as a component of equity. SFAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS 160 is effective prospectively, except for certain presentation disclosure requirements, for fiscal years beginning after December 15, 2008. As described above, the primary impact of the statement was the reclassification of minority interests from liabilities to stockholders’ equity and their re-labeling as “non-controlling interests”. In addition, under ARB No. 51, non-controlling interests only shared in losses to the extent that they had available equity to absorb losses. Under SFAS 160 the non-controlling interests prospectively fully share in losses as well as profits, even if there is no contractual obligation to fund losses.
Assets Under Management
     The mix of our AUM has changed significantly from September 30, 2008 through September 30, 2009. The effect of this changing mix from our higher fee yielding single-manager alternative strategy products into lower fee yielding long-only and managed account products has had the effect of reducing our management fee yields when measured as a percentage of our overall AUM. This trend continued during 2009 due to the acquisition of SGAM UK which consisted of long-only funds and managed accounts that have lower management fee yields than our single-manager alternative strategy products. The management fee yield in future periods will be dependent on specific inflows, outflows and other related factors.
Assets Under Management
Change in AUM between September 30, 2009, June 30, 2009, December 31, 2008 and September 30, 2008
(U.S. Dollars in millions)

	As of Sept.	As of Jun.	3-Month	As of Dec.	9-Month	As of Sept.	12-Month
	30, 2009	30, 2009	Change	31, 2008	Change	30, 2008	Change
Alternative strategies (1)	$10,924	$10,441	$483	$12,518	$(1,594)	$16,740	$(5,816)

Long-only strategies (2)	13,069	11,131	1,938	4,026	9,043	4,412	8,657

Gross AUM	23,993	21,572	2,421	16,544	7,449	21,152	2,841

Less: alternative strategy investments in GLG Funds	(1,266)	(1,456)	190	(1,503)	237	(3,867)	2,601

Less: long only strategy investments in GFLG Funds	(1,099)	(1,022)	(77)	(2)	(1,097)	(5)	(1,094)

Net AUM	$21,628	$19,094	$2,534	$15,039	$6,589	$17,280	$4,348

Quarterly average gross AUM	$22,782	$18,495		$18,848		$24,524

Quarterly average net AUM(3)	20,361	18,840		16,160		20,474

Opening net AUM	$19,094	$14,031		$17,280		$23,668

Inflows	3,338	5,634		5,970		1,904

Outflows	(3,122)	(3,408)		(5,199)		(4,086)

Inflows (net of redemptions)(4)	216	2,226		771		(2,182)

Performance (gains net of losses and fees)	1,883	1,797		(2,649)		(3,139)

Currency translation impact	435	1,040		(363)		(1,068)

Closing net AUM	$21,628	$19,094		$15,039		$17,280

(1)	Alternative strategies includes managed accounts based on alternative strategies and 130/30 funds

(2)	Long-only strategies includes managed accounts based on long-only strategies and all SGAM UK net AUM acquired on April 3, 2009.

(3)	Quarterly average net AUM for a given period is calculated as a 2-point (quarter open and close) average.Q2 2009 average net AUM excludes the approximately $3 billion mandated in December 2008 pursuant to a sub-

advisory arrangement with SGAM UK which terminated upon the completion of its acquisition on April 3, 2009 and includes the approximately $7 billion of net AUM acquired from SGAM UK as if the assets were acquired at the opening of Q2 2009.

(4)	Inflows for Q2 2009 include SGAM UK net inflows of approximately $2.6 billion and inflows for Q4 2008 include the approximately $3 billion mandated in December 2008 pursuant to a sub-advisory arrangement with SGAM UK which terminated upon the completion of its acquisition on April 3, 2009.
     During the three months ended September 30, 2009, our net AUM increased by 13.3% to $21.6 billion and our gross AUM increased by 11.2% to $24.0 billion. The increase in AUM was attributable to the following:
•	Positive fund and managed account performance during the three months ended September 30, 2009, resulting in performance gains (net of losses and fees) of $1.9 billion,
•	Inflows (net of redemptions) of $0.2 billion in AUM for the three months ended September 30, 2009, were driven by:
•	Long-only strategy net inflows of $0.5 billion, composed of subscriptions of $1.7 billion offset by redemptions of $1.2 billion. related primarily to the SGAM UK products and
•	Alternative strategy net outflows of $0.3 billion, composed of subscriptions of $1.6 billion offset by redemptions of $1.9 billion.
•	A weakening of the U.S. dollar against other currencies in which a portion of our funds and managed accounts are denominated, resulting in positive foreign exchange impact on AUM of $0.4 billion during the three months ended September 30, 2009.
     The ratio between net and gross AUM increased during the third quarter of 2009 as compared to the second quarter of 2009, reflecting decreased relative levels of fund-in-fund investments, with respect to investments by our FoF products in certain funds managed by us and investments by certain single-manager alternative strategy funds managed by us in other single-manager alternative strategy funds managed by us.
     As of September 30, 2009, approximately $0.3 billion of AUM were in GLG Funds for which the related fund boards of directors had suspended redemptions. The funds included: The GLG MMI Enhanced II Fund, GLG Global Utilities Fund, GLG Credit Fund, GLG MMI Enhanced Fund, and GLG Event Driven Fund. We continue to receive full management and administration fees related to these funds.
     On July 1, 2009, the GLG Market Neutral Fund was restructured to create a side pocket with approximately $0.3 billion of AUM which will earn a reduced management fee of 0.5% and paid cash redemptions of approximately $0.4 billion. The remaining AUM in the GLG Market Neutral Fund of approximately $0.4 billion will continue to earn full management and administration fees.
     In addition, as of September 30, 2009, we managed special assets funds which are principally comprised of private placement and other not readily realizable investments that have been transferred from other GLG funds totaling approximately $1.1 billion. These special assets funds included GLG Emerging Markets (Special Assets) Fund, GLG Emerging Markets (Special Assets) II Fund, GLG European Long-Short (Special Assets) Fund, GLG North American Opportunity (Special Assets) Fund, GLG Global Opportunity (Special Assets) Fund, GLG MMI Diversified Special Assets Fund, GLG European Opportunity (Lehman Recovery) Fund, GLG Technology (Lehman Recovery) Fund, and GLG MMI Diversified (Special Assets II) Fund. The purpose of the special assets funds is to permit the orderly sale of these investments. As investments held by the special assets funds are sold, proceeds will be used to redeem investors from those funds. Other than GLG Emerging Markets (Special Assets) Fund, which has a management fee of 2.0%, all of the above funds have reduced management fees.
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
     In July 2009, the administrators of LBIE announced a plan for the return of assets held on trust by LBIE.  The plan envisioned asking the courts in the U.K. to sanction a “scheme of arrangement” under the U.K. Companies Act that, if approved by the requisite majorities of trust creditors and sanctioned by the courts, would be binding on all trust creditors, even those who voted against it.  The U.K. courts have determined that they would not have jurisdiction to sanction such a scheme of arrangement.  Accordingly, the administrators of LBIE have proposed as an alternative to the scheme of arrangement, a voluntary contractual scheme which would be binding only on these who choose to participate in it.  We expect the voluntary scheme to be formally proposed before the end of 2009.  If approved by the requisite majorities of trust creditors, the voluntary scheme would crystallize claims and permit the administrators to begin to return assets during the first half of 2010. It is not possible to say with certainty if or when the voluntary scheme will be approved, whether the above assumptions will be validated, or whether the size of the GLG Funds’ apparent entitlement should be adjusted upwards or downwards and the extent to which the GLG Funds’ claims will be accepted or disputed. It is possible that, in respect of some or all of the long positions owned by GLG Funds, the GLG Funds will not receive the return of these assets from Lehman Brothers and may instead be exposed as a general creditor of one or more of the insolvent Lehman Brothers entities. Accordingly, until we are able to fully reconcile our information and assumptions with the administrators of LBIE and/or resolve any outstanding commercial and legal disagreement or uncertainties with LBIE, or until the voluntary scheme is approved, the GLG Funds’ claims made final and accepted, and distributions under the voluntary scheme completed, these estimates could change or the assumptions may prove to be incorrect, and the estimated exposure of the GLG Funds could be materially greater or lesser.
     We are unable to estimate the exposure our institutional managed accounts have to LBIE as a prime broker because the clients in these cases maintain the relationships with their third party service providers, such as prime brokers, custodians and administrators, nor do we have access to the terms of their agreements with LBIE or know the extent of exposure these clients may have to LBIE outside of their managed account with us.
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

Results of Operations
Condensed Consolidated GAAP Statement of Operations Information
(U.S. dollars in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Net revenues and other income
Management fees, net	$39,543	$80,307	$110,001	$269,663
Performance fees, net	1,945	6,833	50,704	89,762
Administration, service, and distribution fees, net	6,407	17,751	17,817	60,448
Other	326	(2,796)	7,555	2,412

Total net revenues and other income	48,221	102,095	186,077	422,285
Expenses
Compensation, benefits and profit share	(136,631)	(227,387)	(455,217)	(777,130)
General, administrative and other	(23,709)	(30,283)	(71,452)	(90,816)
Amortization of intangible assets	(1,001)	—	(1,834)	—
Third party distribution, administration and service fees	(935)	—	(1,600)	—

Total expenses	(162,276)	(257,670)	(530,103)	(867,946)
Loss from operations	(114,055)	(155,575)	(344,026)	(445,661)
Realized gain/ (loss) on available-for-sale investments	1,029	—	(20,188)	—
Gain on debt extinguishment	—	—	84,821	—
Gain on business combination — negative goodwill	—	—	21,122	—
Interest income	196	2,043	845	6,685
Interest expense	(3,051)	(6,028)	(9,618)	(18,795)

Loss before income taxes	(115,881)	(159,560)	(267,044)	(457,771)
Income taxes	1,300	(3,160)	(1,252)	(12,656)

Net loss	(114,581)	(162,720)	(268,296)	(470,427)
Less non-controlling interests:
Share of loss	15,634	—	35,861	—
Cumulative dividends on exchangeable shares	(71)	(2,896)	(11,218)	(12,194)
Exchangeable shares dividend	—	(1,472)	—	(4,418)

Net loss attributable to common stockholders	$(99,018)	$(167,088)	$(243,653)	$(487,039)

     Net Revenues and Other Income
     Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008
Change in GAAP Net Revenues and Other Income between
Three Months Ended September 30, 2009 and September 30, 2008
(U.S. dollars in thousands)

	Three Months Ended
	September 30,
	2009	2008	Change
Net revenues and other income
Management fees, net	$39,543	$80,307	$(40,764)
Performance fees, net	1,945	6,833	(4,888)
Administration, service and distribution fees, net	6,407	17,751	(11,344)
Other	326	(2,796)	3,122

Total net revenues and other income	$48,221	$102,095	$(53,874)

Key ratios

Total net revenues and other income/average net AUM, annualized	0.95%	1.99%	(1.04)%
Management fees/average net AUM, annualized	0.78%	1.57%	(0.79)%
Administration, service, and distribution fees/average net AUM, annualized	0.13%	0.35%	(0.22)%
     Total net revenues and other income decreased by $53.9 million, or 52.8%, to $48.2 million for the three months ended September 30, 2009 versus the three months ended September 30, 2008. This decrease was driven primarily by lower management, performance and administration, service and distribution fee revenue.
     For management and administration, service and distribution fee revenues, we use net fee yield as a measure of our fees generated for every dollar of our net AUM. The net management and administration fee yield is equal to the management fees and administration fees, respectively, divided by average net AUM for the applicable period.
     Net management fees decreased by $40.8 million, or 50.8%, to $39.5 million. This decline in net management fees was driven primarily by the decrease in net AUM and by a decrease in management fee yield resulting from the changing mix of our AUM towards lower fee yielding products and the impact of the SGAM UK acquisition-related long-only assets.
     Net performance fees decreased by $4.9 million, or 71.5%, to $1.9 million. The decrease in fees was driven by:
•	The generally lower levels of performance fee eligible AUM compared to September 30, 2008;

•	The impact of the crystallization of performance fees in the three months ended September 30, 2008 from certain managed accounts. There was no corresponding crystallization in the three months ended September 30, 2009; and

•	The timing of AUM inflows and outflows from our funds, resulting in crystallized performance fees during the three months ended September 30.
     Net administration, service and distribution fees decreased by $11.3 million, or 63.9%, to $6.4 million. This decline was primarily driven by two factors: (1) lower average net AUM balances; and (2) the effect of the AUM acquired through SGAM UK which does not carry an administration fee, thereby lowering administration, service, and distribution fee yields as calculated as a percentage of our AUM.
     Other income increased by $3.1 million, to $0.3 million. This increase was primarily due to foreign exchange gains in our pound sterling denominated cash balances as well as other fees of approximately $1.0 million derived from the funds acquired in the acquisition of SGAM UK.
     Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008
Change in GAAP Net Revenues and Other Income between
Nine Months Ended September 30, 2009 and September 30, 2008
(U.S. dollars in thousands)

	Nine Months Ended
	September 30,
	2009	2008	Change
Net revenues and other income
Management fees, net	$110,001	$269,663	$(159,662)
Performance fees, net	50,704	89,762	(39,058)
Administration, service and distribution fees, net	17,817	60,448	(42,631)
Other	7,555	2,412	5,143

Total net revenues and other income	$186,077	$422,285	$(236,208)

Key ratios

Total net revenues and other income/average net AUM, annualized	1.40%	2.50%	(1.10)%
Management fees/average net AUM, annualized	0.83%	1.59%	(0.76)%
Administration, service, and distribution fees/average net AUM, annualized	0.13%	0.36%	(0.23)%
     Total net revenues and other income decreased by $236.2 million, or 55.9%, to $186.1 million for the nine months ended September 30, 2009 versus the nine months ended September 30, 2008. This decrease was driven primarily by lower management, performance and administration, service and distribution fee revenue.
     Net management fees decreased by $159.7 million, or 59.2%, to $110.0 million. This decline in net management fees was driven primarily by the decrease in net AUM and by a decrease in management fee yield resulting from the changing mix of our AUM towards lower fee yielding products and the impact of the SGAM UK acquisition-related long-only assets.
     Net performance fees decreased by $39.1 million, or 43.5%, to $50.7 million. The decrease in fees was driven by:
•	The generally lower levels of performance fee eligible AUM compared to September 30, 2008; and

•	The impact of fewer GLG Funds able to meet their respective performance hurdle rates or high water marks since performance fees last crystallized, even if they generated positive performance during the performance fee crystallization period.
     Net administration, service and distribution fees decreased by $42.6 million, or 70.5%, to $17.8 million. This decline was primarily driven by two factors: (1) lower average net AUM balances; and (2) the effect of the AUM acquired through SGAM UK which does not carry an administration fee, thereby lowering administration, service, and distribution fee yields as calculated as a percentage of our AUM.
     Other income increased by $5.1 million to $7.6 million. This increase was primarily due to foreign exchange gains in our pound sterling denominated cash balances as well as other fees of approximately $1.9 million derived from the funds acquired in the acquisition of SGAM UK.
     Expenses
     Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008
Change in GAAP Expenses between Three Months Ended
September 30, 2009 and September 30, 2008
(U.S. dollars in thousands)

	Three Months Ended
	September 30,
	2009	2008	Change
Expenses
Compensation, benefits and profit share	$(136,631)	$(227,387)	$90,756
General, administrative and other	(23,709)	(30,283)	6,574
Amortization of intangible assets	(1,001)	—	(1,001)
Third party distribution, administration and service fees	(935)	—	(935)

Total expenses	$(162,276)	$(257,670)	$95,394

Key ratios

Compensation, benefits and profit share / total GAAP net revenues and other income	283.3%	222.7%	60.6%
General, administrative and other / total GAAP net revenues and other income	49.2%	29.7%	19.5%
Total expenses / total GAAP net revenues and other income	336.5%	252.4%	84.1%
     Compensation, benefits and profit share decreased by $90.8 million, or 39.9%, to $136.6 million, primarily due to reduced discretionary bonuses and limited partner profit share, lower expenses related to Acquisition-related share based compensation, as well as a decrease in the Principal’s salaries. In addition, approximately $0.9 million of third party distribution, administration and service fees were recorded which represent fund administration costs, as well as cross-selling fees related to the SGAM UK funds. Additional amortization expenses of $1.0 million related to intangible assets as part of the SGAM UK Acquisition. General, administrative and other expenses decreased by $6.6 million, or 21.7% due to the implementation of expense management initiatives.

     Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008
Change in GAAP Expenses between Nine Months Ended
September 30, 2009 and September 30, 2008
(U.S. dollars in thousands)

	Nine Months Ended
	September 30,
	2009	2008	Change
Expenses
Compensation, benefits and profit share	$(455,217)	$(777,130)	$321,913
General, administrative and other	(71,452)	(90,816)	19,364
Amortization of intangible assets	(1,834)	—	(1,834)
Third party distribution, administration and service fees	(1,600)	—	(1,600)

Total expenses	$(530,103)	$(867,946)	$337,843

Key ratios

Compensation, benefits and profit share / total GAAP net revenues and other income	244.6%	184.0%	60.6%
General, administrative and other / total GAAP net revenues and other income	38.4%	21.5%	16.9%
Total expenses / total GAAP net revenues and other income	284.9%	205.5%	79.4%
     Compensation, benefits and profit share decreased by $321.9 million, or 41.4%, to $455.2 million primarily due to reduced discretionary bonuses and limited partner profit share, lower expenses related to Acquisition-related share based compensation as well as a decrease in the Principal’s salaries. In addition, approximately $1.6 million of third party distribution, administration and service fees were recorded which represent fund administration costs, as well as cross-selling fees related to the SGAM UK funds. Additional amortization expenses of $1.8 million related to intangible assets as part of the SGAM UK Acquisition. General, administrative and other expenses decreased by $19.4 million or 21.3% due to the implementation of expense management initiatives.
Non-GAAP Expense Measures
     As discussed above under “— Assessing Business Performance”, we present a non-GAAP compensation, benefits, and profit share measure. The table below reconciles GAAP compensation, benefits and profit share to non-GAAP CBP for the periods presented.

     Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008
Change in Non-GAAP Expenses between Three Months Ended
September 30, 2009 and September 30, 2008
(U.S. dollars in thousands)

	Three Months Ended
	September 30,
	2009	2008	Change
Non-GAAP expenses
GAAP compensation, benefits and profit share	$(136,631)	$(227,387)	$90,756
Add back: Acquisition-related compensation expense and other compensation costs	110,115	188,005	(77,890)
Non-GAAP CBP	(26,516)	(39,382)	12,866
GAAP general, administrative and other	(23,709)	(30,283)	6,574
Third party distribution, service and advisory	(935)	—	(935)
Non-GAAP total expenses	$(51,160)	$(69,665)	$18,505

Key ratios (based on non-GAAP measures)
Non-GAAP CBP / total GAAP net revenues and other income	55.0%	38.6%	16.4%
General, administrative and other / total GAAP net revenues and other income	49.2%	29.7%	19.5%
Non-GAAP total expenses / total GAAP net revenues and other income	106.1%	68.3%	37.8%
          Non-GAAP total expenses decreased by $18.5 million, or 26.6%, to $51.2 million primarily due to:
•	Lower non-GAAP CBP primarily due to reduced discretionary bonuses and profit share as a result of lower gross revenues; and

•	Lower general, administrative, and other expenses due to the implementation of expense management initiatives.
These decreases were slightly offset by approximately $0.9 million of third party distribution, service and advisory fees which reflect fund administration costs as well as cross-selling fees related to the funds acquired as part of SGAM UK.

     Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008
Change in Non-GAAP Expenses between Nine Months Ended
September 30, 2009 and September 30, 2008
(U.S. dollars in thousands)

	Nine Months Ended
	September 30,
	2009	2008	Change
Non-GAAP expenses
GAAP compensation, benefits and profit share	$(455,217)	$(777,130)	$321,913
Add back: Acquisition-related compensation expense and other compensation costs	365,703	588,508	(222,805)
Non-GAAP CBP	(89,514)	(188,622)	99,108
GAAP general, administrative and other	(71,452)	(90,816)	19,364
Third party distribution, service and advisory	(1,600)	—	(1,600)
Non-GAAP total expenses	$(162,566)	$(279,438)	$116,872
Key ratios (based on non-GAAP measures)
Non-GAAP CBP / total GAAP net revenues and other income	48.1%	44.7%	3.4%
General, administrative and other / total GAAP net revenues and other income	38.4%	21.5%	16.9%
Non-GAAP total expenses / total GAAP net revenues and other income	87.4%	66.2%	21.2%
          Non-GAAP total expenses decreased by $116.9 million, or 41.8%, to $162.6 million primarily due to:
•	Lower non-GAAP CBP primarily due to reduced discretionary bonuses and profit share as a result of lower gross revenues. These decreases were slightly offset by additional fixed compensation which included costs related to additional employees from the SGAM UK acquisition, as well as redundancy charges due to the restructuring of the SGAM UK acquired business during the second quarter of 2009; and

•	Lower general, administrative, and other expenses due to the implementation of expense management initiatives which were partially offset by additional expenses from the operations acquired with SGAM UK.

These decreases were slightly offset by approximately $1.6 million of third party distribution, service and advisory fees which reflect fund administration costs as well as cross-selling fees related to the funds acquired as part of SGAM UK.

     Net Interest Expense
     Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008
Change in Net Interest Income/(Expense) between Three Months Ended
September 30, 2009 and September 30, 2008
(U.S. dollars in thousands)

	Three Months Ended
	September 30,
	2009	2008	Change
Interest income	$196	$2,043	$(1,847)
Interest expense	(3,051)	(6,028)	2,977
Net interest expense	$(2,855)	$(3,985)	$1,130
     Interest income decreased by $1.8 million, or 90.4%, to $0.2 million. This decrease was primarily driven by:
•	Lower income generating cash balances; and

•	A decrease in interest yields on those cash balances
     Interest expense decreased by $3.0 million, or 49.4%, to $3.1 million. This decrease was primarily driven by:
•	A decrease in LIBOR interest rates paid on our outstanding term debt;

•	The overall decrease in our outstanding debt related to our May 2009 debt restructuring and convertible note issuance; and

•	The release of deferred gain on extinguishment of debt in the third quarter of 2009 reducing our interest expense on the effective yield basis. There was no corresponding impact in the third quarter of 2008.
     Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008
Change in Net Interest Income/(Expense) between Nine Months Ended
September 30, 2009 and September 30, 2008
(U.S. dollars in thousands)

	Nine Months Ended
	September 30,
	2009	2008	Change
Interest income	$845	$6,685	$(5,840)
Interest expense	(9,618)	(18,795)	9,177
Net interest expense	$(8,773)	$(12,110)	$3,337
     Interest income decreased by $5.8 million, or 87.4%, to $0.8 million. This decrease was primarily driven by:
•	Lower income generating cash balances; and

•	A decrease in interest yields on those cash balances.
     Interest expense decreased by $9.2 million,, or 48.8%, to $9.6 million. This decrease was primarily driven by:

•	A decrease in LIBOR interest rates paid on our outstanding term debt;

•	The overall decrease in our outstanding debt related to our May 2009 debt restructuring and convertible note issuance; and

•	The release of deferred gain on extinguishment of debt in 2009 reducing our interest expense on the effective yield basis. There was no corresponding impact in 2008.
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
     The discount of $113.8 million arising from the restructuring, together with the unamortized costs from the original Acquisition financing of $4.8 million and the direct finance costs relating to the refinancing of approximately $6.0 million were allocated to each syndicate lender. The revolving credit facility and term loans were evaluated under ASC Topic 470-50, Modifications and Extinguishments, as to whether the facility/loan for each lender had been extinguished, reduced or remained unchanged, and the amounts capitalized or taken to current period statement of operations accordingly.
     The outcome of the evaluation of the revolving credit facilities and term loans was that $84.8 million of the discount on repurchase was recognized in the statement of operations as a gain on extinguishment, $26.5 million was added to the amortized cost of the continuing term loan, to be amortized against interest expense over the remaining period of the loan under the effective yield basis ($22.3 million remaining at September 30, 2009) and $6.9 million of the remaining costs were deferred and will be amortized over the term of the debt.
Income Taxes
Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008
     We calculate our effective tax rate on profit before tax and certain non-tax deductible expenses and non-taxable income. For the three months ended September 30, 2009, $110.1 million of our compensation expense related to acquisition-related share based compensation, $103.0 million of which is not tax deductible, compared to $188.0 million for the three months ended September 30, 2008, $180.8 million of which was non-tax deductible. For the third quarter of 2009, we also recognized amortization of intangibles of $1.0 million which is non-tax deductible and a realized gain on available-for-sale investments of $1 million which is non-taxable. Our (loss) /profit before tax and before these expenses was a loss of $12.9 million, and income of $21.3 million for the three months ended September 30, 2009 and 2008, respectively. The Company’s effective tax rate based on this measure was 10.1% and 14.9% for the three months ended September 30, 2009 and 2008, respectively. These rates differ from the U.S. Federal rate of tax of 35% as our profits are predominantly earned outside the United States where lower rates of tax apply.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008
     For the first nine months of 2009, $365.7 million of our compensation expense related to acquisition-related share based compensation, $339.5 million of which is not tax deductible, compared to $588.5 million for the nine months ended September 30, 2008, $541.4 million of which was non-tax deductible. For the first nine months of 2009, we also recognized amortization of intangibles of $1.8 million and a realized loss on available-for-sale investments of $20.2 million, which are both non-tax deductible and negative goodwill arising on business combination of $21.1 million which is non-taxable. Our profit before tax and before these expenses was $73.4 million and $83.6 million for the nine months ended September 30, 2009 and 2008, respectively. Our effective tax rate based on this measure was 1.7% and 15.1% for the nine months ended September 30, 2009 and 2008, respectively. These rates differ from the U.S. Federal rate of tax of 35% as our profits are predominantly earned outside the United States where lower rates of tax apply.
Non-controlling Interests
Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008
     Non-controlling interest increased by $19.9 million from the third quarter of 2008 to the third quarter of 2009. The difference between the periods was due to:
•	$15.6 million for the share of losses attributable to FA Sub 2 Exchangeable Shareholders under ASC Topic 810 which was adopted as of January 1, 2009;

•	$2.8 million in cumulative dividends accruing to holders of FA Sub 2 Exchangeable shares; and

•	$1.5 million for dividends accruing to holders of FA Sub 2 Exchangeable Shares in the prior year period.
Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008
     Non-controlling interest increased by $41.3 million from the first nine months of 2008 to the first nine months of 2009. The difference between the periods was due to:
•	$35.9 million for the share of losses attributable to FA Sub 2 Exchangeable Shareholders under ASC Topic 810 which was adopted as of January 1, 2009;

•	$1.0 million in cumulative dividends accruing to holders of FA Sub 2 Exchangeable shares; and

•	$4.4 million for dividends accruing to holders of FA Sub 2 Exchangeable Shares in the prior year period.
Adjusted Net (Loss)/Income
     As discussed above under “— Assessing Business Performance”, we present a non-GAAP adjusted net (loss)/ income measure. The table below reconciles net income to adjusted net income for the periods presented.

     Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008
Change in Non-GAAP Adjusted Net (Loss)/Income between
Three Months Ended September 30, 2009 and September 30, 2008
(U.S. dollars in thousands)

	Three Months Ended
	September 30,
	2009	2008	Change
Derivation of non-GAAP adjusted net (loss)/ income
GAAP loss before non-controlling interest	$(114,581)	$(162,720)	$48,139
Add: Acquisition-related compensation expense	110,115	188,005	(77,890)
Add: Amortization of intangible assets	1,001	—	1,001
Deduct: Cumulative dividends	(71)	(2,896)	2,825
Deduct: Tax effect of Acquisition-related compensation expenses	(260)	(553)	293
Deduct: Tax effect of amortization of intangible assets	(281)	—	(281)
Deduct: Realized gain on available-for-sale investments	(1,029)	—	(1,029)

Non-GAAP adjusted net (loss)/income	$(5,106)	$21,836	$(26,942)

     Adjusted net income decreased by $26.9 million, to an adjusted net loss of $5.1 million. The difference between the periods was due to:
•	A decrease of $77.9 million of Acquisition-related compensation attributable to the agreement among principals and trustees;

•	A reduction of $2.8 million related to the cumulative dividends accruing to holders of FA Sub 2 Exchangeable Shares.
     Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008
Change in Non-GAAP Adjusted Net Income between
Nine Months Ended September 30, 2009 and September 30, 2008
(U.S. dollars in thousands)

	Nine Months Ended
	September 30,
	2009	2008	Change
Derivation of non-GAAP adjusted net income
GAAP loss before non-controlling interest	$(268,296)	$(470,427)	$202,131
Add: Realized loss on available-for-sale investments	20,188	—	20,188
Add: Acquisition-related compensation expense	365,703	588,508	(222,805)
Add: Amortization of intangible assets	1,834	—	1,834
Deduct: Gain on business combination — negative goodwill	(21,122)	—	(21,122)
Deduct: Cumulative dividends	(11,218)	(12,194)	976
Deduct: Tax effect of Acquisition-related compensation expenses	(1,056)	(6,010)	4,954
Deduct: Tax effect of amortization of intangible assets	(514)	—	(514)

Non-GAAP adjusted net income	$85,519	$99,877	$(14,358)

     Adjusted net income decreased by $14.4 million, or 14.4%, to $85.5 million. This decrease between the periods was primarily due to:
•	A decrease of $222.8 million of Acquisition-related compensation attributable to the agreement among principals and trustees;

•	Approximately $22.0 million due to the realized loss on available-for-sale investments in 2009, and amortization of intangible assets; and

•	A deduction of $21.1 million for the negative goodwill write back (non-cash) attributable to the business combination related to the SGAM UK acquisition.
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
     On May 15, 2009, we amended our existing term loan and revolving credit facilities. Also on May 15, 2009, we completed a private offering of $214 million aggregate principal amount of dollar denominated convertible subordinated notes due 2014. On June 8, 2009, we completed the sale of an additional $14.5 million aggregate principal amount of notes increasing the total aggregate amount raised to $228.5 million. We utilized a portion of the proceeds from the issuance of the convertible notes to purchase term and revolving loans under the credit facilities of $284.5 million aggregate principal amount at 60% of par. The convertible notes were issued at par at an interest rate of 5.00% per annum. Interest is payable semi-annually in arrears on May 15 and November 15 of each year, beginning November 15, 2009.
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

Operating Activities
     Our net cash used in operating activities was $77.7 million for the nine months ended September 30, 2009 compared to $146.9 million provided by operating cash flows for the period ended September 30, 2008. These amounts primarily reflect cash-based fee income, less cash compensation, benefits and non-personnel costs and tax payments and distributions to limited partners.
     The $224.7 million change in operating activities between the periods was primarily attributable to the following:
•	Performance Fees. Performance fees are generally received every six months in the month following crystallization (i.e,. 2009 operating cash flows will be the result of receipts of June 2009 and December 2008 performance fees). Lower performance fees contributed 358.2 million to the decrease in operating cash flows compared to the same period in 2008.

•	Compensation, benefits and profit share. The most significant component of compensation, benefits and profit share is discretionary compensation and discretionary limited partner profit share paid during the year following the year in which the related business performance is achieved (i.e, 2009 compensation cash flows are largely influenced by discretionary compensation and discretionary limited partner profit share paid in respect of 2008 business performance). Operating cash outflows from compensation, benefits and profit share were $361.7 million lower as a result of a reduction in the level of accrued compensation.

•	Management and Administration, Service and Distribution Fees. Management and administration, service and distribution fees are largely received monthly and are driven by the average net AUM and fee rates in each fund and managed account. Management and administration, service and distribution fees contributed a decrease of $231.9 million due to lower average net AUM.

•	General and Administrative. Cash outflow from general and administrative expenses were lower by $4.2 million as a result of the implementation of cost management initiatives.
     The mismatch in timing between receipt of largely semi-annual performance fee revenues and the annual payment of associated discretionary compensation costs, when combined with the volatility of performance fee revenues can lead to substantial volatility and differences between net income and cash flows from operations.
Investing Activities
     Our net cash provided by investing activities was $53.4 million for the nine months ended September 30, 2009 versus net cash used by investing activities of $9.9 million for the nine months ended September 30, 2008.
     The majority of the $63.2 million increase was driven by the following:
•	Redemption of securities. In 2009, the redemption of securities net of securities purchased contributed $47.3 million. There were no corresponding redemptions in 2008.

•	Purchases of subsidiaries. In 2009 and 2008 we purchased the following subsidiaries — GLG, Inc. in 2008 and SGAM UK in 2009. The purchase of GLG, Inc. in 2008, resulted in a cash usage of $2.5 million, whereas cash (net of purchase consideration) acquired with SGAM UK contributed $7.3 million.

•	Purchase of property and equipment. We reduced our capital expenditure on property and equipment by $5.8 million.
Financing Activities
     Our net cash used by financing activities were $21.8 million and $167.8 million for the nine months ended September 30, 2009 and September 30, 2008, respectively. The change of $146.0 million was driven by the following:

•	Issuance of Convertible Notes. In May and June 2009, we issued $228.5 million aggregate principal amount of convertible notes.

•	Loan Repayments. As a result of our outstanding loans, we are required to make periodic repayments. As part of the loan restructuring in May 2009, we made loan repayments of $170.7 million.

•	Distributions to principals and trustees. During the 2008 period, we made payments of $118.4 million to former GLG Shareowners in connection with the Acquisition.

•	Share repurchases. During the 2009 period, we repurchased shares of common stock in the amount of $67.0 million as opposed to repurchases in the 2008 period of $4.0 million.

•	Warrant repurchases. During the 2008 period, we repurchased warrants for $37.6 million. There were no corresponding repurchases during the 2009 period.

•	Debt Issuance Costs. As a result of the transaction in the 2009 period, $12.5 million of debt issuance costs were incurred.

•	Dividends paid. Cash outflows of $10.7 million were paid in the 2008 period for dividends paid to our shareowners. There have been no dividends paid in the 2009 period.

•	Warrant exercises. During the 2008 period there were warrant exercises which contributed $2.6 million. There were no corresponding warrant exercises in the 2009 period.
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
     In addition, under the amended Credit Agreement, the applicable margin added to the interest rate for term loans and revolving loans under the Credit Agreement is (i) 1.50% when interest is determined by reference to Citibank’s base rate, the adjusted certificate of deposit rate or the federal funds effective rate and (ii) 2.50% when interest is determined by reference to LIBOR, and will no longer be based on the financial ratios applicable to us and our consolidated subsidiaries
     Scheduled future principal payments (other than mandatory prepayments based on excess cash flow described above) for long-term borrowings at September 30, 2009 are as follows:
Future Loan Principal Payments

Year Ended December 31,
2009	2010	2011	2012	2013	Thereafter	Total
	(Dollars in thousands)
$ —	$—	$142,750	$142,750	$—	$228,500	$514,000
     Scheduled future interest payments for long-term borrowings based on the weighted-average interest rate of 1.55% at December 31, 2008 are as follows:
Future Loan Interest Payments

Year Ended December 31,
2009	2010	2011	2012	2013	Thereafter	Total
	(Dollars in thousands)
$8,334	$17,795	$16,610	$13,335	$11,425	$4,284	$71,964
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
Impact on Management Fees
     Our management fees are based on the AUM of the various GLG Funds and accounts that we manage, and, as a result, are impacted by changes in market risk factors. These management fees will be increased or reduced in direct proportion to the impact of changes in market risk factors on AUM in the related GLG Funds and accounts managed by us. A 10% change in the fair values of all of the investments held by the GLG Funds and managed accounts as of September 30, 2009 would impact future net management fees in the following four fiscal quarters by an aggregate of $15.4 million, assuming that there is no subsequent change to the investments held by the GLG Funds and managed accounts in those four following fiscal quarters.
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
Impact on Administration Fees
     Our administration fees are generally based on the AUM of the GLG Funds and managed accounts to which they relate and, as a result, are impacted by changes in market risk factors. Our administration fees will generally increase given an increase in the market value of the investments in the relevant GLG Funds and managed accounts and decrease given a decrease in the market value of the investments in the relevant GLG Funds and managed accounts. A 10% increase/(decrease) in the fair values of all of the investments held by the GLG Funds and managed accounts as of September 30, 2009 would impact future net administration fees in the following four fiscal quarters by an aggregate of $3.8/($3.4) million, respectively, assuming there is no subsequent change to the investments held by the GLG Funds and managed accounts in those four following fiscal quarters

Market Risk
     The GLG Funds and accounts managed by us hold investments that are reported at fair value as of the reporting date. Our AUM is a measure of the estimated fair values of the investments in the GLG Funds and managed accounts. Our AUM will therefore increase (or decrease) in direct proportion to changes in the market value of the total investments across all of the GLG Funds and managed accounts. A 10% change in the fair values of all of the investments held by the GLG Funds and managed accounts as of September 30, 2009 would impact our gross AUM by $2.4 billion and net AUM by $2.2 billion as of such date. This change will consequently affect our management fees, performance fees and administration fees as described above.
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
Interest Rate Risk
     The GLG Funds and accounts managed by us hold positions in debt obligations and derivatives thereof, some of which accrue interest at variable rates and whose value is impacted by reference to changes in interest rates. Interest rate changes may therefore directly impact the AUM valuation of these GLG Funds and managed accounts, which may affect our management fees and performance fees as described above. Our long-term debt consists of our outstanding revolving and term loan credit facilities. Interest on the outstanding principal amounts is currently based on 1-month LIBOR plus the applicable margin of 2.50%, which is reset periodically and is 2.74% until November 13, 2009. A 10% change in the 1-month LIBOR would impact our interest expense by approximately $0.01 million for the 1-month period. The convertible subordinated debt was issued at a fixed interest rate of 5.00%.

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
     There have not been any changes in our internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
     On January 25, 2008, the Autorité des Marchés Financiers (“AMF”) notified us of proceedings relating to our trading in the shares of Infogrames Entertainment (“Infogrames”) on February 8 and 9, 2006, prior to the issuance by Infogrames on February 9, 2006 of a press release announcing poor financial results. The AMF’s decision to initiate an investigation into our trades in Infogrames was based on a November 19, 2007 report prepared by the AMF’s Department of Market Investigation and Supervision (the “Infogrames Report”). According to the Infogrames Report, the trades challenged by the AMF generated an unrealized capital gain for us as of the opening on February 10, 2006 of €179,000. The AMF investigation relates solely to the conduct of a former employee; however, we were named as the respondent. If sustained, the charge against us could give rise to an administrative fine under French securities laws. We filed our response to the Infogrames Report on May 23, 2008. On September 24, 2009, the Rapporteur issued a written report concluding that we did not engage in any wrongdoing and recommending that the AMF dismiss the case against us. A hearing before the Commission des Sanctions of the AMF is scheduled for November 12, 2009.
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
     As a result of the recent market developments and the potential for increased and continuing disruptions and the resulting uncertainty during the second half of 2008, we experienced an increase in the level of redemptions from the GLG Funds and managed accounts. Redemption rates may stay elevated globally while market conditions remain unsettled. If the level of redemption activity persists at above normal levels, it could become more difficult to manage the liquidity requirements of the GLG Funds, making it more difficult or more costly for the GLG Funds to liquidate positions rapidly to meet margin calls, redemption requests or otherwise. In addition to the impact on the market value of AUM, the illiquidity and volatility of the global financial markets have negatively affected our ability to manage inflows and outflows from the GLG Funds. Our ability to attract new capital to existing GLG Funds or to develop investment platforms may be limited during this period. The temporary closures of securities exchanges in certain foreign markets, such as Brazil and Russia, could further negatively impact the liquidity of the GLG Funds that invest in those markets. The respective boards of directors of the GLG Funds have the right to restrict redemptions from the GLG Funds for certain periods in the event of certain limited circumstances, as specified in the prospectuses for the respective GLG Funds. Several alternative asset managers, including us, have in the past exercised similar rights with respect to the funds they manage and we have and may in the future recommended that the boards of directors of certain of the GLG Funds exercise the rights available to them. The exercise of these rights may have an adverse effect on the ability of the GLG Funds to attract additional AUM.
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

     Our reputation is one of our most important assets. Our relationships with individual and institutional investors and other significant market participants are very important to our business. Any deterioration in our reputation held by one or more of these market participants could lead to a loss of business or a failure to win new fund mandates. For example, we are exposed to the risk that litigation, regulatory action, misconduct, operational failures, negative publicity or press speculation, whether or not valid, could harm our reputation. Factors that could adversely affect our reputation include but are not limited to:
•	fraud, misconduct or improper practice by any of our personnel, including failure to comply with applicable regulations or non-adherence by a portfolio manager to the investment guidelines applicable to each GLG Fund. Such actions can be particularly detrimental in the provision of financial services and could involve, for example, fraudulent transactions entered into for a client’s account, diversion of funds, the intentional or inadvertent release of confidential information or failure to follow internal procedures. Such actions could expose us to financial losses resulting from the need to reimburse customers or other business partners or as a result of fines or other regulatory sanctions, and may significantly damage our reputation;

•	failure to manage inside information. We frequently trade in multiple securities of the same issuer. In the course of transactions involving these securities, we may receive inside information in relation to certain issuers. If we do not sufficiently control the use of this inside information or any other inside information we receive, we and/or our employees could be subject to investigation and criminal or civil liability;

•	failure to manage conflicts of interest. As we have expanded the scope of our business and client base, we have been increasingly exposed to potential conflicts of interest. If we fail, or appear to fail, to deal appropriately with conflicts of interest, we could face significant damage to our reputation, litigation or regulatory proceedings or penalties;

•	restricting redemptions from certain GLG Funds. The GLG Funds have the right to restrict redemptions from the GLG Funds for certain periods in the event of certain limited circumstances as specified in the prospectuses for the respective GLG Funds. The exercise of these rights to restrict redemptions may be perceived as a weakness and fund investors may suffer a reduced ability to withdraw their original investments in the affected GLG Funds, resulting in significant reputational damage and could lead to a reduction in investments in the GLG Funds and hinder our ability to attract new investments. In addition, it may prompt fund investors to redeem their existing investments in other GLG Funds that have not elected to exercise these rights. As of December 31, 2008, approximately $1.5 billion of AUM were in GLG Funds for which the related fund boards of directors had suspended redemptions, which had decreased to approximately $0.3 billion of AUM as of September 30, 2009. The funds included: The GLG MMI Enhanced II Fund, GLG Global Utilities Fund, GLG Credit Fund, GLG MMI Enhanced Fund, and GLG Event Driven Fund. We continue to receive full management and administration fees related to these funds; and

•	side-pocketing certain illiquid private placement and other not readily realizable investments, including claims to recover assets, cash or receivables from LBIS. Certain GLG Funds have and may in the future side-pocket certain private placement and other not readily realizable investments into separate special asset vehicles, providing investors with illiquid interests in the new special asset vehicles in lieu of returning their invested capital. As fund investors suffer a reduced ability to withdraw their original investments from the GLG Funds due to this side pocketing, our reputation may be subject to substantial damage. This reputational harm may hinder our ability to obtain new investments and may prompt investors to redeem their existing investments in other GLG Funds or managed accounts.
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
     We generate a significant proportion of our revenue from a small number of our top clients. As of September 30, 2009, the assets of our top individual client accounted for approximately 4% of our net AUM. As of September 30, 2009, our largest institutional investor account represented approximately 11% of our net AUM, with the top ten accounts collectively contributing approximately 47% of our net AUM. The loss of all or a substantial portion of the business provided by one or more of these clients would have a material impact on the income we derive from management and performance fees and consequently have a material adverse effect on our business, results of operations or financial condition. We may be subject to regulatory investigation or enforcement action or a change in regulation in the jurisdictions in which we operate.
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
     On January 25, 2008, the Autorité des Marchés Financiers (“AMF”), the French securities regulator, notified us of proceedings relating to GLG’s trading in the shares of Infogrames Entertainment (“Infogrames”) on February 8 and 9, 2006, prior to the issuance by Infogrames on February 9, 2006 of a press release announcing poor financial results. The

AMF’s decision to initiate an investigation into GLG’s trades in Infogrames was based on a November 19, 2007 report prepared by the AMF’s Department of Market Investigation and Supervision (the “Infogrames Report”). According to the Infogrames Report, the trades challenged by the AMF generated an unrealized capital gain for GLG as of the opening on February 10, 2006 of €179,000. The AMF investigation of us relates solely to the conduct of a former employee; however, we were named as the respondent. If sustained, the charge against us could give rise to an administrative fine under French securities laws up to ten times the alleged illicit gains, as well. We filed our response to the Infogrames Report on May 23, 2008. On September 24, 2009, the Rapporteur issued a written report, concluding that we did not engage in any wrongdoing and recommending that the AMF dismiss the case against us. A hearing before the Commission des Sanctions of the AMF is scheduled for November 12, 2009.
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
     We have used a significant amount of borrowings to finance our business operations as a public company, including for the provision of working capital, warrant and share repurchases, making minimum tax distributions and limited partner profit share distributions, acquisition financing and general business purposes. This exposes us to the typical risks associated with the use of substantial leverage, including those discussed below under “— Risks Related to the GLG Funds — There are risks associated with the GLG Funds’ use of leverage.” These risks could result in an increase in our borrowing costs and could otherwise adversely affect our business in a material way. In addition, when our credit facilities expire, we will need to negotiate new credit facilities with our existing lenders, replace them by entering into credit facilities with new lenders or find other sources of liquidity, and there is no guarantee that we will be able to do so on attractive terms or at all, particularly given the current crisis in the credit markets. See Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 for a further discussion of our liquidity.
An increase in our borrowing costs may adversely affect our earnings and liquidity.
     In 2007, we borrowed an aggregate of $570.0 million under our revolving credit and term loan facilities of which approximately $307.8 million was outstanding as of September 30, 2009. When these facilities become due on November 2, 2012, we will be required to refinance them by entering into new credit facilities or issuing debt securities, which could result in higher borrowing costs, or issuing equity, which would dilute existing stockholders. We could also repay some or all of the revolving credit and term loan facilities by using cash on hand or cash from the sale of our assets provided sufficient cash and/or assets are available for such purposes. No assurance can be given that we will be able to enter into new credit facilities or issue debt or equity securities in the future on attractive terms, or at all, particularly given the current crisis in the credit markets, or that we will have sufficient cash on hand to repay the revolving credit and term loan facilities.
     The term loans and revolving Loans bear interest at a floating interest rate (currently 2.74%) based on 1-month LIBOR plus the applicable margin of 2.50%. Under the amended Credit Agreement, the interest rate is a base rate plus an applicable margin equal to (1) 1.50% when interest is determined by reference to Citibank’s base rate, the adjusted certificate of deposit rate or the federal funds effective rate and (2) 2.50% when interest is determined by reference to LIBOR, in each case, subject to certain adjustments under the Credit Agreement. As such, the interest expense we incur will vary with changes in the applicable base rate. An increase in interest rates would adversely affect the market value of any fixed-rate debt investments and/or subject them to prepayment or extension risk, which may adversely affect our earnings and liquidity.
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
     In July 2009, the administrators of LBIE announced a plan for the return of assets held on trust by LBIE.  The plan envisioned asking the courts in the U.K. to sanction a “scheme of arrangement” under the U.K. Companies Act that, if approved by the requisite majorities of trust creditors and sanctioned by the courts, would be binding on all trust creditors, even those who voted against it.  The U.K. courts have determined that they would not have jurisdiction to sanction such a scheme of arrangement.  Accordingly, the administrators of LBIE have proposed as an alternative to the scheme of arrangement, a voluntary contractual scheme which would be binding only on these who choose to participate in it.  We expect the voluntary scheme to be formally proposed before the end of 2009.  If approved by the requisite majorities of trust creditors, the voluntary scheme would crystallize claims and permit the administrators to begin to return assets during the first half of 2010. It is not possible to say with certainty if or when the voluntary scheme will be approved, whether the above assumptions will be validated, or whether the size of the GLG Funds’ apparent entitlement should be adjusted upwards or downwards and the extent to which the GLG Funds’ claims will be accepted or disputed. It is possible that, in respect of some or all of the long positions owned by GLG Funds, the GLG Funds will not receive the return of these assets from Lehman Brothers and may instead be exposed as a general creditor of one or more of the insolvent Lehman Brothers entities. Accordingly, until we are able to fully reconcile our information and assumptions with the administrators of LBIE and/or resolve any outstanding commercial and legal disagreement or uncertainties with LBIE, or until the voluntary scheme is approved, the GLG Funds’ claims made final and accepted, and distributions under the voluntary scheme completed, these estimates could change or the assumptions may prove to be incorrect, and the estimated exposure of the GLG Funds could be materially greater or lesser.
     We are unable to estimate the exposure our institutional managed accounts have to LBIE as a prime broker because the clients in these cases maintain the relationships with their third party service providers, such as prime brokers, custodians and administrators, nor do we have access to the terms of their agreements with LBIE or know the extent of exposure these clients may have to LBIE outside of their managed account with us.
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
     In light of the recent instability of the financial markets, the GLG Funds and managed accounts also face the increased risk of potential bankruptcies or significant credit deterioration of major financial institutions, including prime brokers, custodians and other agents, some of which have substantial relationships with the GLG Funds and managed accounts, increasing exposure to the related counterparty risks. Furthermore, the combinations of financial service firms announced in the third and fourth quarters of 2008 have increased the concentration of counterparty risk for the GLG Funds and managed accounts. The credit quality of these exposures may be affected by many factors, such as economic and business conditions or deterioration in the financial condition of an individual counterparty, group of counterparties or asset classes. Difficulties of this nature affecting counterparties have the potential to result in significant exposures, whether counterparty, credit or otherwise, for the GLG Funds and managed accounts and negatively impact our business and results of operations.
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
We are a “controlled company” within the meaning of the NYSE Listed Company Manual as of September 30, 2009 and, as a result, rely on exemptions from certain corporate governance standards, which may limit the presence of independent directors on our board of directors or board committees.
     Our Principals, the trustees of their respective trusts (the “Trustees”) and certain of the equity holders of the entities acquired in the Acquisition (the “GLG Shareowners”) who have entered into a voting agreement beneficially own shares of our common stock and Series A voting preferred stock which collectively represent approximately 50.2% of our voting power as of September 30, 2009. Accordingly, they have the ability to elect our board of directors and thereby control our management and affairs. Therefore, we are a “controlled company” for purposes of Section 303A of the NYSE Listed Company Manual as of September 30, 2009.
     Under the NYSE rules, a company of which more than 50% of the voting power is held by an individual, a group or another company is a “controlled company” and is exempt from certain corporate governance requirements, including requirements that (1) a majority of the board of directors consist of independent directors, (2) compensation of officers be determined or recommended to the board of directors by a majority of its independent directors or by a compensation committee that is composed entirely of independent directors and (3) director nominees be selected or recommended for selection by a majority of the independent directors or by a nominating committee composed solely of independent directors. We currently utilize some of these exemptions. For example, we do not have a nominating committee. Accordingly, the procedures for approving significant corporate decisions can be determined by directors who have a direct or indirect interest in the matters and you do not have the same protections afforded to stockholders of other companies that are required to comply with the rules of the NYSE. In the event that the parties to the voting agreement cease to hold more than 50% of our voting power, we will cease being a “controlled company” and will no longer be exempt from the NYSE corporate governance requirements. Pursuant to Section 303A of the NYSE Listed Company Manual, we will need to phase in to full compliance with the NYSE corporate governance requirements, including having a fully independent nominating committee, within one year from the date our “controlled company” status changes.
     Because of their ownership of approximately 50.2% of our voting power as of September 30, 2009, our Principals, their Trustees and certain other GLG Shareowners may also be able to determine the outcome of all matters requiring stockholder approval (other than those requiring a super-majority vote) and may be able to cause or prevent a change of control of our company or a change in the composition of our board of directors, and could preclude any unsolicited acquisition of our company. In addition, because they collectively may determine the outcome of a stockholder vote, they could deprive stockholders of an opportunity to receive a premium for their shares as part of a sale of our company, and that voting control could ultimately affect the market price of our common stock.

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
     Because of their ownership of approximately 50.2% of the our voting power as of September 30, 2009, the Principals, their Trustees and certain other GLG Shareowners may be able to determine the outcome of all matters requiring stockholder approval (other than those requiring a super-majority vote) and are able to cause or prevent a change of control of our company or a change in the composition of our board of directors, and could preclude any unsolicited acquisition of our company. Certain provisions of Delaware law may also delay or prevent a transaction that could cause a change in our control. The market price of our shares could be adversely affected to the extent that the Principals’ control over us, as well as provisions of our organizational documents, discourage potential takeover attempts that our stockholders may favor.
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
     We incurred $570.0 million of indebtedness to finance the Acquisition. Following the restructuring of our credit facility and convertible note offering in May 2009, $536.3 million of indebtedness remained outstanding as of September 30, 2009. As a result of the substantial fixed costs associated with these debt obligations, we expect that:
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
Fulfilling our obligations as a public company is expensive and time consuming.
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
     As a result of the $321.3 million of net AUM that the Principals, the Trustees and certain key personnel have invested in the GLG Funds as of September 30, 2009, other investors in the GLG Funds may perceive conflicts of interest regarding investments in the GLG Funds in which the Principals, the Trustees and other key personnel are personally invested. Actual or perceived conflicts of interests could give rise to investor dissatisfaction or litigation and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with these conflicts of interest. Investor dissatisfaction or litigation in connection with conflicts of interest could materially adversely affect our reputation and our business in a number of ways, including as a result of redemptions by investors from the GLG Funds and a reluctance of counterparties do business with us.

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
     Excluding 12,000,003 warrants beneficially owned by our founders and their affiliates, which are not currently exercisable, as of November 6, 2009, there were 42,484,674 outstanding warrants to purchase shares of common stock, which were exercisable beginning on December 21, 2007. These warrants would only be exercised if the $7.50 per share exercise price is below the market price of our common stock. To the extent they are exercised, additional shares of our common stock will be issued, which will result in dilution to our stockholders and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our shares.
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
     U.S. persons who hold 10% or more (actually and/or constructively) of the total combined voting power of all classes of our voting stock may on the sale of the stock be subject to U.S. tax at ordinary income tax rates (rather than at capital gain tax rates) on the portion of their taxable gain attributed to undistributed offshore earnings. This would be the result if we are treated (for U.S. federal income tax purposes) as principally availed to hold the stock of foreign corporation(s) and the stock ownership in us satisfies the stock ownership test for determining controlled foreign corporation (CFC) status (determined as if we were a foreign corporation). A foreign corporation is a CFC if, for an uninterrupted period of 30 days or more during any taxable year, more than 50% of its stock (by vote or value) is owned by “10% U.S. Shareholders”. A U.S. person is a “10% U.S. Shareholder” if such person owns (actually and/or constructively) 10% or more of the total combined voting power of all classes of stock entitled to vote of such corporation. As of the end of September 2009, approximately 31% of our stock is treated as directly or constructively owned by 10% U.S. Shareholders. Therefore, any U.S. person who considers acquiring (directly, indirectly and/or constructively) 10% or more of our outstanding stock should first consult with his or her tax advisor.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Share Repurchases
     On November 2, 2007, we initiated a $100.0 million repurchase program for shares of our common stock and warrants to purchase common stock which was approved by our Board of Directors effective through May 2, 2008. On February 4, 2008, the Board of Directors approved an increase of our repurchase program by an additional $100.0 million and extended the program through August 31, 2008, and subsequently through February 4, 2009, August 2, 2009 and most recently through February 3, 2010. Approximately $42.2 million remains available under the program for the repurchase of common stock and warrants as of September 30, 2009. Our repurchase program allows management to repurchase shares and warrants at its discretion. Our repurchases of shares and warrants are subject to certain restrictions under our amended credit agreement.
     The table below sets forth information with respect to purchases made on behalf of the Company of Company common stock during the three months ended September 30, 2009.

				Maximum Approx.
			Total Number of	Dollar Value of
			Shares Purchased as	Shares that may yet
	Total Number		Part of Publicly	be Purchased Under
	Shares	Average Price	Announced Plans or	the Plans or
Period	Repurchased	Paid Per Share	Programs	Programs
July 1-31, 2009	605,167	$4.08	605,167	$42,188,801
August 1-31, 2009	—		—	$42,188,801
September 1-30, 2009	—		—	$42,188,801

Total	605,167		605,167

Item 6. Exhibits

Exhibit No.	Description

10.1	Form of Restricted Stock Award Agreement for US Employees under the Company’s 2009 Long-Term Incentive Plan.

10.2	Form of Restricted Stock Award Agreement for US Non-Employee Directors under the Company’s 2009 Long-Term Incentive Plan.

10.3	Form of Restricted Stock Award Agreement for UK Employees under the Company’s 2009 Long-Term Incentive Plan.

10.4	Form of Restricted Stock Award Agreement for UK Limited Partners under the Company’s 2009 Long-Term Incentive Plan.

31.1	Certification of Periodic Report by the Co-Chief Executive Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act.

31.2	Certification of Periodic Report by the Co-Chief Executive Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act.

31.3	Certification of Periodic Report by the Chief Financial Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act.

32.1	Certification of Periodic Report by the Co-Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Periodic Report by the Co-Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.3	Certification of Periodic Report by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLG PARTNERS, INC. (Registrant)
Date: November 9, 2009	By	/s/ Noam Gotttesman
		Name:	Noam Gottesman
		Title:	Chairman of the Board and Co-Chief Executive

EXHIBIT INDEX

Exhibit No.	Description

10.1	Form of Restricted Stock Award Agreement for US Employees under the Company’s 2009 Long-Term Incentive Plan.

10.2	Form of Restricted Stock Award Agreement for US Non-Employee Directors under the Company’s 2009 Long-Term Incentive Plan.

10.3	Form of Restricted Stock Award Agreement for UK Employees under the Company’s 2009 Long-Term Incentive Plan.

10.4	Form of Restricted Stock Award Agreement for UK Limited Partners under the Company’s 2009 Long-Term Incentive Plan.

31.1	Certification of Periodic Report by the Co-Chief Executive Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act.

31.2	Certification of Periodic Report by the Co-Chief Executive Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act.

31.3	Certification of Periodic Report by the Chief Financial Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act.

32.1	Certification of Periodic Report by the Co-Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Periodic Report by the Co-Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.3	Certification of Periodic Report by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.