Form 10-K
period 2009-12-31
GLG Partners, Inc.
filed 2010-03-01
CIK 1365790

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant as of the end of the registrant’s second fiscal quarter of 2009 (based on the closing price as reported on the New York Stock Exchange on June 30, 2009) was approximately $540 million. Shares of voting stock held by officers, directors and certain holders of more than 10% of the outstanding voting stock have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the registrant’s Common Stock as of February 22, 2010 was 253,247,552.

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement for the 2010 Annual Meeting of Shareholders to be held on May 10, 2010 are incorporated by reference into Part III of this Form 10-K.

GLG PARTNERS, INC.

i

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

Introduction

We are a global asset management company offering our clients a wide range of performance-oriented investment products and managed account services. Our primary business is to provide investment management advisory services for various investment funds and companies (the “GLG Funds”). We derive our revenues primarily from management fees and administration fees charged to the GLG Funds and accounts we manage based on the value of the assets in these funds and accounts, and performance fees charged to the GLG Funds and accounts we manage based on the performance of these funds and accounts. Substantially all of our assets under management, or AUM, are attributable to third-party investors, and the funds and accounts we manage are not consolidated into our financial statements. As of December 31, 2009, our net AUM (net of assets invested in other GLG Funds) were approximately $22.2 billion, as compared to approximately $21.6 billion as of September 30, 2009 and approximately $15.0 billion as of December 31, 2008. As of December 31, 2009, our gross AUM (including assets invested in other GLG Funds) were approximately $24.4 billion, as compared to approximately $24.0 billion as of September 30, 2009 and approximately $16.5 billion as of December 31, 2008.

On December 19, 2008, we entered into (i) an agreement with Société Générale Asset Management (“SGAM”) to acquire Société Générale Asset Management UK (“SGAM UK”), Société Générale’s UK long-only asset management business, for £4.5 million (approximately $6.5 million) in cash and (ii) a sub-advisory agreement with SGAM UK related to approximately $3.0 billion of AUM. On April 3, 2009, we completed the acquisition of SGAM UK’s operations, which had approximately $7.0 billion of AUM as of that date, and its investment and support staff, based primarily in London, and the sub-advisory agreement was terminated.

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

Overview

We use a multi-strategy approach, offering investment funds and managed accounts across a diverse range of strategies and products. We have achieved strong and sustained absolute returns in both alternative and long-only strategies. As of December 31, 2009, our net AUM were approximately $22.2 billion, up from approximately $11.7 billion as of December 31, 2004. As of December 31, 2009, our gross AUM were approximately $24.4 billion, up from approximately $13.3 billion as of December 31, 2004. We have achieved an approximately 28.1% net dollar-weighted average return on our alternative strategies for the year ended

December 31, 2009. See “ —  Fund Performance and Structure — Dollar-Weighted Average Returns” for a discussion of the calculation of net dollar-weighted average returns. The chart below sets forth the growth of our net AUM since 2004, as well as the impact of the SGAM UK acquisition during 2009.

Historical Net AUM
($ in Billions)

(1)	Approximately $3 billion of AUM was mandated in December 2008 pursuant to the sub-advisory arrangement with SGAM UK, which terminated upon the acquisition of SGAM UK on April 3, 2009.

We have built an experienced and highly-regarded investment management team of 130 investment professionals and supporting staff of 263 personnel, based primarily in London, representing decades of experience in the asset management industry. This team of talented and dedicated professionals includes a number of people who have worked with GLG since before 2000. For purposes of this Annual Report on Form 10-K, personnel refers to our employees and the individuals who are members of Laurel Heights LLP and Lavender Heights LLP and who provide services to us through these entities. Prior to our acquisition of GLG Holdings Inc. and GLG Inc. in January 2008, we consolidated GLG Inc. and GLG Holdings Inc. in our financial statements on the basis that they were variable interest entities in which we were the primary beneficiary.

We have built a highly scalable investment platform, infrastructure and support system, which represent a combination of world-class investment talent, cutting-edge technology and rigorous risk management and controls.

We manage a broad portfolio of GLG Funds and managed accounts, comprising both alternative and long-only strategies and earn substantially all our revenue from the management of alternative strategy, long-only and multi-strategy investment funds and managed accounts. For the years ended December 31, 2009, 2008 and 2007, revenues from the alternative strategy GLG Funds represented 60%, 87% and 87%, respectively, of our consolidated revenues and revenues from the long-only GLG Funds represented 14%, 10% and 11%, respectively, of our consolidated revenues. We earn a substantial portion of our remaining revenue from managed accounts. Managed account fee structures are negotiated on an account-by-account basis and may be more complex than for the GLG Funds. Across the managed account portfolio, fee rates vary according to the underlying mandate and in the aggregate are generally within the performance and management fee ranges charged with respect to comparable fund products.

Of the alternative strategy GLG Funds, the GLG Alpha Select Fund and the GLG European Long-Short Fund in 2009, the GLG Alpha Select Fund and the GLG Emerging Market Fund in 2008, and the GLG Market Neutral Fund, the GLG European Long-Short Fund and the GLG Emerging Markets Fund in 2007 each represented 10% or more of our consolidated revenues. These GLG Funds represented approximately, $69.8 million, $149.3 million, and $599.2 million of our consolidated revenues for the years ended December 31, 2009, 2008 and 2007, respectively.

The charts below summarize the diversity of our overall net AUM as of December 31, 2009.

Note: Data is based on net AUM and GLG Funds as of December 31, 2009. Alternative strategies include all 130/30 or similar strategy managed accounts and 130/30 or similar strategy funds. Cash and other holdings are included under alternative strategies as “Funds” and “Other”.

Our success has been driven largely by our strong and sustained track record of investment performance. The chart below summarizes investment performance since the launch of our first fund in 1997 through December 2009 by looking at the cumulative net dollar-weighted annual returns for GLG alternative and long-only strategies (excluding funds of funds).

INVESTMENT PERFORMANCE

Note: Performance is typically measured by the longest running share class in each fund. The first GLG Fund began trading in January 1997; as a result, indices are rebased to 100 as at January 1, 1997 with monthly data points through to December 31, 2009. Annualized returns are calculated on a basis of monthly pricing data.

The dollar-weighted average returns illustrate aggregate performance for alternative strategy, long-only strategy funds and managed accounts. Individual fund or account performance is weighted according to gross AUM, therefore a large out-performing product will carry far greater impact than a small under-performing product. AUM data for a particular month is based on official net asset values published by the fund administrator as at close of business on the last business day of that month. See “— Fund Performance and Structure — Dollar-Weighted Average Returns” for a discussion of the calculation of net dollar-weighted average returns.

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

By 1998, GLG had exceeded the five-year profitability target which had been jointly set by the founders and LBIE in 1995. In 2000, GLG’s senior management wanted to grow its business as an independent company. As a result, GLG became an independent business in 2000. A subsidiary of Lehman Brothers Holdings Inc. initially held a 20% minority interest in GLG and now holds an approximate 11% equity interest in us. Mr. Green retired from GLG at the end of 2003.

Since its separation from LBIE in 2000, GLG has invested considerable resources to developing a cohesive investment management team and robust platform to allow it to participate in the strong growth of the alternative and traditional investment management industry. GLG has successfully established a fully independent infrastructure, seen overall headcount grow from approximately 55 in 2000 to 393 as of December 31, 2009, and recruited a significant number of high-quality individuals from leading financial services businesses both to expand its talent pool and management base and to support a substantial range of new product initiatives.

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

Our Team and Culture

We have a team of talented and dedicated professionals. Our high-quality and well-motivated team of investment professionals is characterized by exceptional investment and product development experience and expertise. Several of our investment professionals are widely recognized leaders and pioneers in the alternative and traditional investment management industry. In addition to our 130 investment professionals, we have 263 personnel in our marketing, legal, compliance, middle office, finance, administrative, risk management, operations and technology groups. We have invested heavily in recruiting, retaining and supporting this strong and cohesive team because we believe that the quality of this team has contributed and will continue to contribute materially to the strength of our business and the results we achieve for our clients. Extensive industry experience and consistency in the senior management team provide us with considerable continuity and have served to define our professional culture.

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

Long-standing Relationships with a Prestigious Client Base

We have forged long-standing relationships with many of Europe’s wealthiest families and prestigious institutional asset allocators. We enjoy a balanced and diverse investor base made up of financial institutions, pension and endowment funds, high and ultra high net worth individuals, family offices, sovereign wealth funds and other sources. We have discretionary power to allocate a significant portion of the assets invested by high and ultra-high net worth individuals among our various fund products. With a foundation of firmly established relationships, some originating prior to GLG’s inception in 1995, we enjoy a loyal client base. In addition to representing a high-quality source of client referrals, many of these clients have significant industry and regional knowledge, as well as experience and relationships that we are able to leverage in the investment process. Our focus on client relationship management through our marketing team and customized investment solutions places us in a strong position both to capture a greater proportion of the investable wealth of existing accounts and to attract new clients.

Differentiated Multi-Strategy Approach and Product Offerings

By offering a wide variety of investment strategies and products, in contrast to single strategy managers, we offer a broad solution, deploying client assets across a variety of investment products. By spinning-off successful strategies into new products, we have been able to expand our portfolio of separate strategies, creating growth opportunities with new and existing clients. Our multi-strategy approach provides significant advantages to our clients, most importantly the flexibility to redeploy client assets quickly among other strategies in our diversified portfolio of investment products in the face of changing market conditions. Our multi-strategy profile also can enhance the stability of our performance fee-based revenues, as fluctuations in fund performance and performance fees are modulated across the broad and diverse portfolio of investment products. In addition, our diversified investment product offerings allow us to take advantage of cross-selling opportunities with new and existing clients, thereby attracting or retaining investment capital that might otherwise go to non-GLG investment vehicles. In addition, through our managed account product, we are able to create sophisticated and highly customized solutions for our clients, providing products tailored to client requirements.

Strong and Sustained Investment Track Record

The GLG Funds have generated substantial absolute returns since inception. By focusing on our core competencies, we have achieved a 14.0% net annualized dollar-weighted average return on our alternative strategies funds since the launch of our first fund in January 1997 through December 2009. See “— Fund Performance and Structure — Dollar-Weighted Average Returns” for a discussion of the calculation of net dollar-weighted average returns.

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

Alignment of Interests

The interests of our management and personnel are closely aligned with those of our clients and shareholders. Currently, Messrs. Gottesman, Lagrange and Roman, referred to as the Principals, and the trustees of their respective trusts, referred to as the Trustees, our officers and directors, our key personnel, employees and service providers, and their respective affiliates, Lavender Heights Capital LP and Sage Summit LP, collectively own approximately 60% of our voting equity interest. Our management believes that ownership by these key personnel is an important contributor to our success by motivating these key personnel to provide outstanding fund performance, generate significant revenues for us through management and performance fees and thereby increase the value of their ownership interests. In this manner, our key personnel have a stake in the success of all of our products, not just those in which they work personally. These ownership interests will continue to align the interests of our Principals and key personnel with their clients, as well as with the other holders of our capital stock, encourage cooperation across strategies and create greater opportunities for our business.

In addition, the Principals, the Trustees, certain key personnel and their families and associated entities have agreed to invest in the GLG Funds at least 50% of the excess of the cash proceeds they received in the Acquisition over the aggregate amount of any taxes payable on their respective portion of the purchase price. As of December 31, 2009, they have approximately $506 million of net AUM invested in the GLG Funds and managed accounts and pay the same fees and otherwise invest on the same terms as other investors.

A significant portion of the compensation and limited partner profit share of our key personnel (other than the Principals) is based on the performance of the funds and accounts we manage. In addition, our key personnel are eligible to receive discretionary bonuses and limited partner profit share, which are based upon individual and firm-wide performance.

Growth Strategies

Extend Strong Investment Track Record

Over time, our principal goal of achieving substantial returns for our investors has remained unchanged. Since inception, we have achieved a strong and sustained investment track record. In the process, we have established ourselves as a global asset management company and have attracted an established high, ultra-high and instutional client bases.

Expand Investment Products and Strategies

We have consistently developed and added new products and strategies to our business, and intend to continue to expand selectively our products and strategies. Our multi-strategy approach allows us to offer clients a full-service solution, provides diversity and adds stability to our performance fee-based revenues. We currently offer fund products as well as managed accounts which can be customized to clients’ particular needs. During 2009, we successfully launched new products in the emerging market, credit, macro and restructuring strategies. We continue to emphasize the importance of innovation and responsiveness to client demands and market opportunities, and believe that the close and long-term relationships that we have established with our clients are a key source of market research helping to drive the development of new products and strategies.

Build on Success in Continental Europe and the United Kingdom to Penetrate Other Major Markets

We are focused on developing a much more significant global presence and intend to expand our client relationships and distribution capabilities in regions where we have not actively sought clients, particularly the United States, the Middle East and Asia, and through new distribution channels and joint ventures. We believe that clients and institutions in these regions could represent a significant portion of future AUM growth. In addition, our Co-Chief Executive Officer, Noam Gottesman, relocated to the United States in 2009 to help expand upon our existing capabilities in that region.

Capitalize on Acquisition Opportunities

On April 3, 2009 we completed our acquisition of Société Générale Asset Management UK (“SGAM UK”), Société Générale’s UK long-only asset management business. The acquisition included SGAM UK’s operations, which had approximately $7.0 billion of AUM, as well as the investment and support staff, based primarily in London. In January 2009, GLG Partners LP became the investment manager of the funds and accounts managed by Pendragon Capital, whose founders joined GLG Partners LP as portfolio managers.

Products and Services

Investment Products

As of December 31, 2009, we had five major categories of products:

•	Alternative strategies funds: These funds represent a key investment product focus and are the primary means by which investors gain exposure to our core alternative investment strategies. As of December 31, 2009, this category comprised 29 active individual funds and four (4) “special assets” or “side-pocket” funds that were created to hold certain private placement and other not readily realizable investments, as well as two funds created to hold the claims of two other funds in the Lehman Brothers insolvency. Each of the individual funds is being managed according to distinct investment strategies, including equity long-short funds, mixed-asset long-short funds, multi-strategy arbitrage funds, convertible bond funds, macro funds and credit long-short funds and may be characterized by the use of leverage, short positions and/or derivatives. These single-manager alternative strategy funds have gross AUM of approximately $6.0 billion representing 24.6% of total gross AUM and net AUM (net of alternative fund-in-fund investments) of approximately $5.6 billion representing 25.5% of total net AUM. The largest funds in this category are: the GLG European Long-Short Fund, the GLG Market Neutral Fund, and the GLG Alpha Select Fund. These funds may also make use of fund-in-fund investments whereby one alternative strategies fund may hold exposure to another single-manager alternative strategy fund. In order to distinguish these sub-investments, management tracks AUM on both a gross and a net basis. In a gross presentation, sub-invested funds will be counted at both the investing and investee fund level. Net presentation removes the assets at the investing fund level, indicating the total external investment from clients.

•	Long-only strategies funds: The long-only strategies funds facilitate access to our leading market insight and performance for those clients who are seeking full (non-hedged) exposure to the equity markets across geographic and sector-based strategies, while benefiting from our investment expertise. As of December 31, 2009, we operated 33 long-only strategies funds, which have gross AUM of approximately $4.4 billion representing 18.1% of total gross AUM. The long-only strategies funds are comprised of funds tailored to the needs of institutional investor clients, as well as retail funds acquired with the acquisition of SGAM UK in April 2009. The largest funds in this category are the GLG Japan Core Alpha, the GLG Global Convertible UCITS Fund, the GLG UK Select Fund and the GLG European Equity Fund.

•	Funds of GLG funds (“internal FoF”): These funds are structured to provide broad investment exposure across our range of single-manager alternative strategy funds, as well as being a means by which investors may gain exposure to funds that are currently not being marketed. As of December 31, 2009, we managed six internal FoF funds, representing 7.1% of total gross AUM. The largest funds in this category are the GLG Balanced Managed Fund and the GLG Global Opportunity Fund. Presentation of the AUM of these funds on a net basis results in minimal AUM figures, as the vast majority of their assets are sub-invested in underlying GLG alternative strategies funds, with net AUM typically representing only small cash balances. Due to active fund management decisions regarding leverage for investment or settlement purposes and/or due to the mechanics of the process by which our internal FoFs are required to place investments into underlying alternative strategies funds, the value of the investments held by any internal FoF may not be exactly equal to the gross AUM of that fund at any point in time.

•	130/30 strategies: These funds allow the fund manager to hold both long and short position on different equities. Typically, they have 130% exposure to their long portfolio and 30% exposure to their short portfolio. The 130/30 funds comprised approximately $2.8 billion of total gross AUM as of December 31, 2009. These funds are made up of four institutional managed accounts and six UCITS funds.

•	Managed accounts: We offer managed account solutions to larger institutional clients who want exposure to our investment strategies, but are seeking a more customized approach. Typically, managed accounts would be based on an underlying alternative, long-only or 130/30 strategy. For purposes of our AUM presentation, we show managed account AUM based on an alternative strategy as Alternative Strategies AUM and AUM based on long-only strategies as Long-Only Strategies AUM. As of December 31, 2009, managed accounts represented 46.7% of total gross AUM, including accounts that were part of the SGAM UK acquisition.

We also offer multi-manager funds (“external FoF”), which are funds invested in funds managed by external asset management businesses.

Fund Performance and Structure

Our historical success has been driven by our strong and sustained track record of investment performance. Our investment strategies have delivered cross-cycle outperformance when compared to the equity and fixed income markets.

The table below presents historical net performance for all active GLG Funds by AUM in each of the product categories as of December 31, 2009, excluding funds which are closed and in the process of liquidating. It should be noted that the alternative strategy funds seek to deliver absolute performance across a broad range of market conditions.

			Net
			Performance
	Gross	Inception	Since	Annualized
Fund	AUM	Date	Inception	Net Return

Alternative Strategies
GLG Alpha Select Fund*	$0.62bn	Sep-04	89.46%	12.72%
FTSE All Share Index			50.01%	7.89%
GLG Atlas Global Macro Fund(1)*	$0.12bn	Mar-09	5.75%	N/A
GLG Atlas Value & Recovery Fund(1)*	$0.08bn	Jun-09	62.23%	N/A
GLG Consumer Fund(1)*	$0.00bn	Nov-05	(15.76%)	(4.03%)
GLG Convertible Opportunity Fund(1)*	$0.22bn	Sep-09	5.57%	N/A
GLG Credit Fund(1)*	$0.04bn	Sep-02	(19.33%)	(2.88%)
GLG Emerging Currency and Fixed Income Fund(1)*	$0.08bn	Nov-07	75.38%	29.55%
GLG Emerging Equity Fund(1)*	$0.07bn	Nov-07	43.34%	18.05%
GLG Emerging Markets Fund(1)*	$0.25bn	Nov-05	173.54%	27.29%
GLG Emerging Markets Special Assets Fund(1)	$0.44bn	Jul-08	(23.09%)	(16.02%)
GLG Emerging Markets Credit Opportunity Fund(1)*	$0.06bn	Jan-09	25.06%	25.06%
GLG Emerging Markets Opportunities Fund(1)*	$0.01bn	Oct-09	1.59%	N/A
GLG Emerging Markets Special Situations Fund(1)	$0.34bn	Apr-07	(52.66%)	(23.74%)
GLG Esprit Fund(1)*	$0.01bn	Sep-06	3.51%	1.04%
GLG European Distressed Fund(1)*	$0.04bn	Sep-09	26.26%	N/A
GLG European Long-Short Fund*	$1.00bn	Oct-00	153.84%	10.59%
MSCI Europe Index			(4.75%)	(0.52%)
GLG European Long-Short Special Assets Fund(1)	$0.18bn	Nov-08	(41.80%)	(37.11%)
GLG European Opportunity Fund*	$0.17bn	Jan-02	111.23%	9.79%

			Net
			Performance
	Gross	Inception	Since	Annualized
Fund	AUM	Date	Inception	Net Return

MSCI Europe Index			17.62%	2.05%
GLG Event Driven Fund(1)*	$0.02bn	May-06	(45.40%)	(15.17%)
GLG Financials Fund*	$0.09bn	Jun-02	120.20%	10.96%
S&P Global 1200 Financial Sector Index			(16.19%)	(2.30%)
GLG Global Convertible Fund*	$0.31bn	Aug-97	189.78%	8.94%
Merrill Lynch Global 300 Convertible Index			74.92%	4.60%
GLG Global Equity Tactical Fund(1)*	$0.05bn	Dec-09	0.29%	N/A
GLG Global Mining Fund(1)*	$0.10bn	Jan-08	11.37%	5.52%
GLG Global Utilities Fund(1)*	$0.02bn	Dec-05	(2.33%)	(0.58%)
GLG Market Neutral Fund*	$0.89bn	Jan-98	430.79%	14.91%
MSCI World Equity Index			62.98%	3.83%
GLG North American Opportunity Fund*	$0.42bn	Jan-02	77.78%	7.45%
S&P 500 Index			8.22%	0.99%
GLG North American Opportunity Special Assets Fund(1)	$0.08bn	Dec-08	(20.98%)	(19.42%)
GLG Pendragon Event Driven Fund(1)*	$0.04bn	Nov-09	0.65%	N/A
GLG Select Opportunities Fund(1)*	$0.07bn	Jun-09	3.89%	N/A
GLG Technology Fund*	$0.06bn	Jun-02	108.21%	10.14%
MSCI Technology Index			23.09%	2.77%
Internal FoF
GLG Global Aggressive Fund(1)	$0.00bn	Jan-00	33.65%	2.94%
GLG Global Opportunity Fund	$0.38bn	Feb-97	404.18%	13.25%
MSCI World Equity Index			29.73%	2.04%
GLG Global Opportunity Special Assets Fund(1)	$0.13bn	Feb-09	(16.69%)	N/A
GLG Multi-Strategy Fund	$0.32bn	Jan-03	31.67%	4.02%
MSCI World Equity Index			44.40%	5.40%
Long-Only Strategies
GLG Balanced Fund*	$0.01bn	Mar-97	95.05%	5.33%
Benchmark(3)			72.97%	4.35%
GLG Capital Appreciation Fund*	$0.03bn	Mar-97	133.06%	6.80%
Benchmark(2)			76.28%	4.50%
GLG Capital Appreciation (Distributing) Fund*	$0.01bn	Apr-99	41.75%	3.30%
Benchmark(2)			33.58%	2.73%
GLG EAFE II (Institutional) Fund*	$0.05bn	Sep-09	0.79%	N/A
MSCI AC World Index			3.12%	N/A
GLG Environment Fund*	$0.02bn	Jan-07	(37.61%)	(14.51%)
MSCI Europe Index			(17.27%)	(6.11%)
GLG European Equity Fund*	$0.26bn	Feb-99	81.00%	5.58%
MSCI Europe Index			22.13%	1.85%
GLG European Equity (Institutional) Fund(1)*	$0.01bn	Dec-09	2.82%	N/A
GLG Global Convertible UCITS Fund*	$0.72bn	Mar-99	102.93%	6.74%
Merrill Lynch Global 300 Convertible Index			60.22%	4.44%
GLG Global Convertible UCITS (Distributing) Fund*	$0.01bn	Oct-05	38.25%	7.91%

			Net
			Performance
	Gross	Inception	Since	Annualized
Fund	AUM	Date	Inception	Net Return

Merrill Lynch Global 300 Convertible Index			18.52%	4.07%
GLG International Small Cap Fund*	$0.04bn	Jun-08	(22.15%)	(15.34%)
S&P EPAC MidSmallCap Index			(18.34%)	(12.60%)
GLG North American Equity Fund*	$0.00bn	Jan-04	(7.13%)	(1.22%)
S&P 500 Index			9.07%	1.46%
GLG Performance (Distributing) Fund*	$0.15bn	Apr-99	63.00%	4.64%
MSCI World Equity Index			5.83%	0.53%
GLG Performance Fund*	$0.18bn	Jan-97	164.80%	7.78%
MSCI World Equity Index			62.98%	3.83%
GLG Performance II (Institutional) Fund*	$0.07bn	Sep-09	3.66%	N/A
MSCI World Equity Index			6.93%	N/A
GLG UK Select Equity Fund*	$0.02bn	Dec-06	14.72%	4.55%
FTSE All Share Index			(0.78%)	(0.25%)
130/30 or Similar Strategies
GLG Emerging Markets Credit Opportunity (UCITS III) Fund(1)*	$0.02bn	Aug-09	4.38%	N/A
GLG Emerging Markets Equity (UCITS III) Fund(1)*	$0.02bn	Sep-09	6.16%	N/A
GLG Emerging Markets Equity II (UCITS III) Fund(1)*	$0.01bn	Sep-09	5.70%	N/A
GLG Emerging Markets Fixed Income & Currency (UCITS III) Fund(1)*	$0.01bn	Aug-09	1.29%	N/A
GLG Emerging Markets (UCITS III) Fund(1)*	$0.03bn	Sep-09	0.97%	N/A
GLG Pure Alpha (UCITS III) Fund(1)*	$0.19bn	Jun-09	5.16%	N/A
External FoF
GLG MMI Macro Fund(1)	$0.02bn	Jul-06	3.88%	1.66%
GLG MMI Diversified Fund(1)	$0.03bn	Oct-01	28.78%	3.77%
GLG MMI Diversified (Special Assets) Fund(1)	$0.02bn	May-09	6.43%	N/A
GLG MMI Diversified (Special Assets) Fund II(1)	$0.01bn	Aug-09	(1.31%)	N/A
GLG MMI Enhanced Fund(1)	$0.12bn	Dec-03	12.63%	2.33%
GLG MMI Enhanced (Special Assets) Fund(1)	$0.05bn	Dec-09
GLG MMI Enhanced II Fund(1)	$0.00bn	Jan-07	(36.79%)	(20.50%)
GLG MMI Japanese Opportunity Fund(1)	$0.01bn	Jun-05	(7.31%)	(4.58%)
GLG MMI Select Fund(1)	$0.00bn	Feb-08	(14.50%)	(7.40%)
GLG UK (formerly SGAM UK(Long-Only Strategies)
GLG American Growth Fund*	$0.21bn	Jun-01	(5.82%)	(0.70%)
Russell 1000 Index			6.96%	0.79%
GLG Asia Pacific Fund*	$0.12bn	May-04	115.32%	14.63%
MSCI AC Asia Pacific ex Japan Index			119.43%	15.02%
GLG Cash Fund	$0.04bn	May-04	6.81%	1.18%
IMS — 7 Day Libid			13.01%	2.20%
GLG Core Plus Sterling Bond Fund	$0.08bn	May-07	(2.83%)	(1.09%)
ML Sterling Broad Index			(7.27%)	(2.84%)
GLG Esprit Continental Europe Fund*	$0.23bn	Jul-98	75.38%	5.02%
FTSE World Europe ex UK Index			51.68%	3.70%

			Net
			Performance
	Gross	Inception	Since	Annualized
Fund	AUM	Date	Inception	Net Return

GLG Gilt Fund	$0.10bn	Dec-08	11.54%	10.62%
FTSE Government All Gilts Index			12.36%	11.37%
GLG Global Corporate Bond Fund	$0.03bn	May-04	42.06%	6.45%
ML Global Large Cap Corporate Bond Index			50.76%	7.58%
GLG Global Emerging Market Fund*	$0.05bn	May-04	114.56%	14.56%
MSCI Emerging Markets Index			169.40%	19.30%
GLG Japan Core Alpha Fund*	$1.02bn	Jan-06	(5.23%)	(1.36%)
Topix Index			(29.03%)	(8.38%)
GLG Technology Equity Fund*	$0.08bn	May-98	42.56%	3.09%
FTSE Global Technology Index			14.79%	1.19%
GLG Total Return Bond Fund	$0.02bn	May-07	(11.61%)	(4.61%)
SIPRA — Libor 3 Month			(8.81%)	(3.46%)
GLG Treasury Plus Fund	$0.19bn	Jun-06	(10.84%)	(3.21%)
BONY 7 day Libid			1.20%	0.34%
GLG UK Growth Fund*	$0.18bn	Mar-98	17.48%	1.37%
FTSE All Share Index			41.15%	2.96%
GLG UK Income Fund*	$0.13bn	Mar-99	21.49%	1.81%
FTSE All Share Index			37.25%	2.97%
GLG US Relative Value Fund*	$0.03bn	Nov-07	(18.86%)	(9.50%)
S&P 500 Index			(20.22%)	(10.23%)
GLG UK Select Fund*	$0.27bn	Aug-09	10.29%	N/A
FTSE All Share Index			11.68%	N/A
Funds managed by a SGAM entity and delegated to GLG UK (Long-Only Strategies)
Ocean Fund/Equities Eastern Europe*	$0.08bn	Jul-08	(36.42%)	(26.75%)
MSCI EM Eastern Europe Index			(32.84%)	(23.94%)
Ocean Fund/Equities GCC Opportunities*	$0.18bn	Jun-08	(49.51%)	(35.94%)
MSCI GCC Countries Index			(43.70%)	(31.23%)
Ocean Fund/Equities MENA Opportunities(1)*	$0.27bn	Jun-07	(24.32%)	(10.43%)
SGAM Fund/Equities Concentrated Euroland*	$0.06bn	May-05	6.51%	1.38%
MSCI EMU Index			24.19%	4.82%
SGAM Fund/Equities Concentrated Europe*	$0.04bn	Jul-02	43.79%	4.96%
MSCI Europe Index			75.67%	7.81%
SGAM Fund/Equities Emerging Europe*	$0.06bn	May-97	187.88%	8.71%
MSCI EM Europe 10/40 Index			196.69%	8.97%
SGAM Fund/Equities Euroland*	$0.03bn	Jul-02	41.84%	4.77%
MSCI EMU Index			77.01%	7.92%
SGAM Fund/Equities Global Emerging Countries*	$0.15bn	Jul-03	124.31%	13.30%
MSCI EM Index			226.46%	20.06%
SGAM Fund/Equities Japan Core Alpha Fund*	$0.81bn	Nov-06	(9.49%)	(3.17%)
TOPIX Index			(24.55%)	(8.71%)
SGAM Fund/Equities MENA Fund(1)*	$0.05bn	May-08	(49.14%)	(33.86%)
SGAM Invest Euro Actions*	$0.00bn	Jan-02	45.73%	4.83%

				Net
				Performance
	Gross		Inception	Since	Annualized
Fund	AUM		Date	Inception	Net Return

MSCI EMU Index				68.52%	6.76%
SGAM Invest Europe Actions*	$0.02bn		Jan-02	59.97%	6.09%
MSCI Europe Index				72.77%	7.12%
SGAM Invest Global Technology*	$0.04bn		Feb-99	(11.23%)	(1.09%)
MSCI World IT Index				66.96%	4.82%
SGAM Opportunities/SGAM MENA Fund(1)*	$0.02bn		Nov-07	(35.53%)	(18.65%)
Internal FoL-OF (GLG UK (formerly SGAM UK))
GLG Balanced Managed Fund(1)	$0.73bn		May-07	11.30%	4.09%
GLG Stockmarket Managed Fund(1)	$0.18bn		Nov-00	8.00%	0.84%
Other GLG Funds	$0.16bn
Managed Accounts	$9.55bn
Cash and Other Holdings	$0.33bn
Total Gross AUM	$24.37bn
Less GLG Funds invested in other GLG Funds
Alternative Strategy GLG Funds invested in other GLG Funds	$(0.34bn	)
External FoF GLG Funds invested in other GLG Funds	$(0.02bn	)
Internal FoF GLG Funds invested in other GLG Funds	$(0.73bn	)
Internal FoL-OF GLG Funds invested in other GLG Funds	$(0.91bn	)
Managed Accounts (Long Only)	$(0.19bn	)
Total GLG Funds invested in other GLG Funds	$(2.19bn	)
Total Net AUM	$22.18bn

(1)	No comparable index

(2)	Benchmark for GLG Capital Appreciation Fund is 65% MSCI World Index; 35% JP Morgan Government Bond Index

(3)	Benchmark for GLG Balanced Fund is 33.3% MSCI World Index; 33.3% JP Morgan Government Bond Index; 33% Three Month USD LIBOR

Dollar-Weighted Average Returns

Alternative Strategies.  The alternative strategy dollar-weighted average returns are calculated as the composite performance of the alternative strategies funds marked with an asterisk set forth under “Alternative Strategies” in the table above and funds that have closed, in addition to managed accounts managed in accordance with alternative strategies, weighted by the sum of month-end AUM and net inflows on the subsequent dealing day. The performance of certain funds, including the GLG Emerging Markets Special Situation Fund, the Special Assets funds and other funds not marked with an asterisk, are excluded from the calculation of dollar-weighted average returns.

Long-Only Strategies.  The long-only strategy dollar-weighted average returns are calculated as the composite performance of the long-only strategies funds marked with an asterisk set forth under “Long-Only Strategies”, “GLG UK (formerly SGAM UK) (Long-Only Strategies)” and “Funds managed by a SGAM entity and delegated to GLG UK (Long-Only Strategies)” in the table above and funds that have closed, in addition to managed accounts managed in accordance with a long-only strategy (except those over which we do not exercise full control), weighted by the sum of month-end AUM and net inflows on the subsequent dealing day. The performance of certain funds not marked with an asterisk are excluded from the calculation of dollar-weighted average returns.

130/30 or Similar Strategies.  The 130/30 or similar strategy dollar-weighted average returns are calculated as the composite performance of the funds marked with an asterisk set forth under “130/30 or Similar Strategies” in the table above, in addition to managed accounts managed in accordance with a 130/30 or similar strategy, weighted by the sum of month-end AUM and net inflows on the subsequent dealing day. The performance of certain funds not marked with an asterisk are excluded from the calculation of dollar-weighted average returns.

Management Fees on Funds

Our gross management fee rates charged to GLG Funds are set as a percentage of fund AUM. Management fee rates vary depending on the product, as set forth in the table below (subject to fee treatment of fund-in-fund reinvestments as described below):

General Range of Gross Fee Rates
(% of AUM)
Product	As of December 31, 2009

Alternative strategies funds*	1.50% — 2.50%	**
Long-only strategies funds	0.30% — 2.25%
130/30 strategies funds	1.25% — 2.25%
Internal FoF***	0.25% — 1.50%	**(at the investing fund level)
External FoF****	1.00% — 1.95%

*	Excludes the GLG European Long-Short (Special Assets) Fund, the GLG North American Opportunity (Special Assets), the GLG European Opportunity (Lehman Recovery) Fund, the GLG Technology (Lehman Recovery) Fund, and the GLG Market Neutral Sidepocket where the management fee is 0.50%.

**	When one of the alternative strategies funds or internal FoFs managed by us invests in an underlying single-alternative strategies fund managed by us, management fees are charged at the investee fund level, except in the case of (1) the GLG Multi-Strategy Fund where management fees are charged at both the investee and investing fund levels and (2) the GLG Balanced Managed Fund and the GLG Stock Market Managed Fund where management fees are charged only at the investing fund level.

***	Excludes the GLG Global Opportunity (Special Assets) Fund.

****	Excludes the GLG MMI Diversified (Special Assets II) Fund and the GLG MMI Enhanced (Special Assets) Fund.

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

During 2009, the mix of our AUM changed from a majority of our AUM in higher fee-yielding alternative strategies products to a more balanced split of alternative strategies and lower fee-yielding long-only and managed account products. The effect of this shift reduced our management fee-yields when measured as a percentage of our overall AUM. The acquisition of SGAM UK which consisted of long-only funds and managed accounts that have lower management fee-yields than our alternative strategies products has also contributed to our lower management fee yields. We expect that the effect on our management fee yields in future periods will continue to be dependent upon specific inflows, outflows and other related factors such as these.

Performance Fees

Our gross performance fee rates where applicable for GLG Funds are set as a percentage of fund performance, calculated as investment gains (both realized and unrealized), less management and administration fees, subject to “high water marks” and, in the case of most long-only and 130/30 funds, four external FoFs, seven alternative strategies funds, and certain managed accounts, to performance hurdles. As a result, even when a GLG Fund has positive fund performance, we may not earn a performance fee due to negative fund performance in prior measurement periods and in some cases due to a failure to reach a hurdle rate. High water marks and performance hurdles, are determined on a fund by fund and investor by investor basis and performance fees are not netted across funds, other than in the case of the special assets funds related to the GLG Emerging Markets Fund, the GLG European Long-Short Fund and the GLG North American Opportunity Fund. The special assets funds do not earn a performance fee until an investor’s high water mark across both the special assets fund and its original fund is exceeded. Accordingly, any funds above high water marks and applicable performance hurdles at the end of the relevant measurement period will contribute to performance fee revenue.

As of December 31, 2009 we had approximately $7.5 billion, or 60% of AUM, above water or within 5% of their respective high water marks out of a potential $12.5 billion in performance fee eligible AUM. We had another $0.8 billion or 6% of AUM, within 5% to 10% of their respective high water marks. Additionally, approximately $4.2 billion in AUM (excluding special asset vehicles and funds in the process of closing) are more than 10% below their respective high water marks. High water marks are calculated on a share class by share class for each GLG Fund and measured from the time each shareholder subscribes for each share class owned by such shareholder. Accordingly, when an investor subscriber for new or additional shares in a GLG Fund, whether as a result of providing us additional AUM or as a result of redeeming investment from one fund to subscribe to another, the subscription establishes a new high water mark for the shares received from such subscription, which is measured from the time each shareholder subscribes for each share class owned by such shareholder.

Fund performance through December 31, 2009 has generally reduced the additional performance necessary to re-achieve the high-water marks for many GLG Funds; however, for some funds significant high water marks remain. Accordingly, even if our funds that are below high water marks have positive performance in subsequent performance periods, our ability to earn performance fees during those periods will be adversely impacted due to the number of funds subject to high water marks and the amounts to be recovered.

Performance fee rates vary depending on the product, as set forth in the table below (subject to fee treatment of fund-in-fund investments as described below):

	General Range of Gross Fee Rates
	(% of Investment Gains)
Product	As of December 31, 2009

Alternative strategies funds	10	% — 30%*
Long-only strategies funds	0	% — 20% (may be subject to performance hurdle)
130/30 strategies funds	20	% (may be subject to performance hurdle)
Internal FoF	0	% — 20%* (at the investing fund level)
External FoF**	5	% — 10% (may be subject to performance hurdle)

*	When one of the alternative strategies funds or internal FoFs managed by us invests in an underlying alternative strategies funds managed by us, performance fees are charged at the investee fund level, except in the case of the GLG Global Aggressive Fund where performance fees are charged at both the investee and investing fund levels to the extent, if any, that the performance fee charged at the investing fund level is greater than the performance fee charged at the investee fund level.

**	We do not recognize performance fee revenues until the end of the measurement period when the amounts are crystallized, which for the majority of the investment funds and accounts managed by us is on June 30 and December 31.

Due to the impact of foreign currency exposures on management and performance fees, we have elected to utilize cash flow hedge accounting to hedge a portion of our anticipated foreign currency denominated revenue. The effective portion of the hedge is recorded as a component of other comprehensive income and is released into management or performance fee income, respectively, when the hedged revenues impact the income statement. The ineffective portion of the hedge is recorded each period as derivative gain or loss in other income or other expense, respectively. See “Quantitative and Qualitative Disclosures About Market Risk— Exchange Rate Risk” in Part II, Item 7A, of this Annual Report for a further discussion of our foreign exchange and hedging activities.

We typically do not recognize performance fee revenues until the period when the amounts are crystallized, which for the majority of the investment funds and accounts managed by us is on June 30 and December 31.

Additionally, various funds have significant high water marks. Until these funds either generate investment returns that overcome these high water marks, or these funds experience net inflows that carry no high-water marks and/or new funds are launched without high-water marks, performance fees may be limited.

Administration Fees

Our gross administration fee rates to GLG Funds are set as a percentage of the fund AUM. Administration fee rates vary depending on the product. From our gross administration fees, we pay sub-administration fees to third-party administrators and custodians, with the residual fees recognized as our net administration fee. Administration fees are generally paid monthly, in arrears.

When one of the alternative strategies funds or internal FoFs managed by us invests in an underlying fund managed by us, administration fees are charged at both the investing and investee fund levels.

Fees on Managed Accounts

Managed account fee structures are negotiated on an account-by-account basis and may be more complex than for the GLG Funds but typically include a management fee based on AUM and a performance fee based either on exceeding a high water mark or exceeding agreed upon benchmarks. Across the managed account portfolio, fee rates vary according to the underlying mandate and, in the aggregate are generally within the performance and management fee ranges charged with respect to comparable fund products.

Fund Structure

GLG Funds

Each of the GLG Funds, with the exception of the funds acquired as part of the acquisition of SGAM UK (the “GLG UK Funds”), is structured as a limited liability company, incorporated in the Cayman Islands, Ireland, United Kingdom, or Luxembourg. In general, the Cayman Islands are preferred for alternative strategy funds of non-U.S. investors, given the flexibility available to alternative strategies funds in this jurisdiction. It is also common for U.S. tax-exempt investors to invest in Cayman Islands vehicles. A limited number of our alternative strategies funds are also domiciled in Ireland. Our long-only GLG Funds are incorporated in Ireland and utilize investment strategies that comply with the regulations in Ireland and qualify for Undertakings for the Collective Investment of Transferable Securities (“UCITS”) status. These long-only funds also have the ability to use a limited degree of leverage and to use derivative instruments, including synthetic short exposure, in accordance with UCITS III. One of our internal FoF funds is domiciled in Luxembourg. Each GLG Fund has a board of directors and each board consists of a majority of independent directors. The prospectus or summary of terms for each fund sets out the terms and conditions upon which investors invest in the fund. Two of the GLG Funds are subject to key man provisions. Twenty funds are listed on the Irish Stock Exchange, one fund is listed on the Luxembourg Stock Exchange, one fund is listed on the Cayman Islands Stock Exchange and thirty-six funds are unlisted. Each GLG Fund has appointed a GLG entity as its manager to provide investment management, administration and distribution services to the fund pursuant to a management agreement. The provision of these services is delegated to other GLG entities and third parties. In particular, investment management is delegated to GLG Partners LP pursuant to an investment management agreement. With respect to certain GLG Funds, GLG Partners LP has sub-delegated a portion of its investment management responsibilities to GLG Inc. Because each GLG Fund is structured as a limited liability company whose owners are the investors in the fund, the manager and investment manager generally do not have an ownership interest in the fund and their sole relationship with the fund is contractual. Fund administration, custody and prime brokerage services are delegated to third-party providers pursuant to separate agreements.

The material terms of these agreements relate to the scope of services to be rendered to the fund, liabilities, remuneration and rights of termination under certain circumstances. Under each management agreement, a manager is appointed to, among other things, manage the assets of the relevant GLG Fund, administer the assets of the relevant GLG Fund, and (where applicable) distribute the assets of the relevant GLG Fund. The manager delegates each of these functions to third parties. In particular, the manager delegates the investment management functions to GLG Partners LP. Under each investment management agreement, the investment manager is responsible for identifying, purchasing, managing and disposing of investments on behalf of the relevant fund in accordance with its statement of investment policy. Each management agreement and investment management agreement is terminable on 30 days’ written notice by either party and provides that in the absence of negligence, willful default, fraud or bad faith, the manager and its agents will not be liable for any loss or damage arising out of the performance of their obligations under the agreement.

We do not typically hold any investments in the GLG Funds for our benefit, other than a de minimis amount of subscriber and management shares. However, we hold $12.4 million, representing the unvested portion of the cash proceeds of the Acquisition allocable to participants in the equity participation plan, which were invested in two of the GLG Funds and which are held for the benefit of the participant’s in the equity participation plan. In addition, in July 2009 we purchased $6.4 million of investments in two funds created to hold the claims of two other funds in the Lehman Brothers insolvency. The subscriber and management shares are for a fixed notional amount and do not have an entitlement to participate in movements in net asset value, nor do they generate any income for us. The returns and income on the unvested portion of the cash proceeds of the Acquisition allocable to participants in the equity participation plan are allocated to those participants and not us. As a result, we do not receive any income by reason of investment on our own account in the GLG Funds.

GLG UK (formerly SGAM UK) Funds

Each of the GLG UK Funds is structured as an investment company with variable capital, incorporated in England and Wales. They are umbrella funds comprising various funds (of which there are currently 18), each of which is operated as a distinct fund with its own portfolio of investments. The GLG UK Funds are long-only strategies funds utilizing investment strategies that comply with the regulations of the U.K. Financial Services Authority (“FSA”). Each fund qualifies for UCITS status, except for the GLG Management Funds ICVC, which is classified as a “Non-UCITS Retail scheme”. Certain of the GLG UK Funds have the ability to invest in derivatives, as well as for the limited purposes of efficient portfolio management.

The GLG UK Funds have each appointed a GLG entity to act as the authorized corporate director (“ACD”) with responsibility for managing and administering the GLG UK Funds in compliance with the rules of the FSA. The ACD has appointed GLG Partners UK Limited (“GLG UK”) to provide investment management and advisory services and, with respect to certain funds, GLG UK has in turn appointed either GLG Partners LP or TCW Investment Management Company to provide such services. The Royal Bank of Scotland plc (“RBS”) has been appointed as the GLG UK Funds’ depositary, with responsibility for the safekeeping of the funds’ property.

The appointments of the ACD, GLG UK and RBS are provided for in agreements which clearly detail the parties’ termination rights and liability obligations.

The prospectus of each of the GLG UK Funds sets out the terms and conditions upon which investors may invest.

Managed Accounts Structure

Each of the managed accounts, as well as two funds created to hold claims of two other funds in the Lehman Brothers insolvency, operate under the terms of individually negotiated and customized arrangements.

The structure is determined by the client and the structures range from limited liability companies to master feed funds and to limited partnerships. The material terms of these arrangements typically relate to the scope of the services to be provided, liabilities, remuneration and rights of termination. The termination provisions of the managed account agreements vary according to the terms negotiated by the individual clients.

Neither the Principals nor their affiliates have any investment management operations or businesses that are separate from us. All of the assets managed by us are owned by our clients, other than the $6.3 million in Lehman Recovery funds. We do have discretion over the management of these assets.

Clients and Marketing

We have a team of 33 marketing professionals which is organized by geographical regions. Our marketing effort has historically been geographically focused, with Europe accounting for the majority of marketing activity, and is built on a number of complementary and diverse distribution channels:

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

In addition to the standard tasks of reporting performance and alerting clients to new fund and product launches, our marketing personnel offer broader investment advice, including assistance with overall portfolio planning, which, in some cases, may include non-GLG investment products. Although we have historically focused on Europe, we are continuing to commit resources to expanding into under-penetrated markets like the United States, the Middle East and Asia.

We also have a 32 member dedicated client service and marketing support team that facilitates investment transactions and provides analysis and reporting to clients.

Product Development

Over the last ten years, we have developed over 40 new investment products which are the result of our consistent innovation and product development skills which stem from our close relationship to our client base, our investment team’s market knowledge, as well as our responsiveness to client and market demands.

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

Investment Managers.  Our investment managers integrate recommendations from analysts and traders, taking into account the macroeconomic environment, portfolio construction and relevant strategies. They also manage risk and ensure that capital is adequately used. In 2008, we added a Chief Investment Strategist who works with our investment professionals on global asset allocation and on developing our global macro platform and thematic funds.

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

Positions in the GLG Funds are actively managed, allowing for timely reallocation in response to changes in economic, business or market conditions. Investment professionals are typically authorized to trade fixed amounts of capital subject to various constraints and limitations, including, but not limited to, value-at-risk, trading losses and position concentrations.

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

We have separate finance, operations, middle office, risk management, technology, human resources and client support functions run by seasoned industry professionals who report either to our Chief Operating Officer or to our Chief Financial Officer. We also have separate legal and compliance and internal audit functions described below under “Regulation — Compliance and Internal Audit”.

The Systems and Controls Committee, which includes the non-investment manager Co-Chief Executive Officer, the Chief Operating Officer, the Chief Financial Officer, General Counsel, the Senior Legal Counsel and the Global Chief Compliance Officer, meets monthly to consider operational management of our business, with focus on controls, legal and regulatory matters and any other related issues.

Systems

We have developed a strong information technology department of approximately 40 experienced staff in addition to outside contractors. The department is organized into infrastructure, support and development groups. We believe the strength of our specialized in-house development group, including a dedicated quantitative development team, is a significant competitive advantage. We operate a number of key proprietary and external systems. We have focused on maintaining the scalability of our systems platform and have an ongoing review process to ensure the systems can support planned growth in both assets and trading volume. Security and resiliency have been the highest priorities in the network design. We operate data centers both at our main offices and at off-site locations. We have appointed a managed service provider that provides 24 hour/7 day support through a dedicated link from our network operations center.

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

Regulation

As a publicly traded company in the United States, we are subject to the U.S. federal securities laws and regulation by the U.S. Securities and Exchange Commission (the “SEC”). GLG Partners LP and a number of other entities within the GLG group (“the authorized firms”) are authorized and regulated in the United Kingdom by the Financial Services Authority (the “FSA”) with whom we have a regular dialogue. Other regulators supervising specific GLG entities and funds include the Irish Financial Services Regulatory Authority (the “IFSRA”), the Cayman Islands Monetary Authority (“CIMA”) and the Commission de Surveillance du Secteur Financier in Luxembourg. In addition, certain GLG entities may become subject to regulation in Switzerland, Dubai, Hong Kong and China as the result of planned expansion in those jurisdictions. Certain of the GLG Funds are also listed on the Irish Stock Exchange, the Luxembourg Stock Exchange or the Cayman Islands Stock Exchange. GLG Inc. is subject to regulation by the SEC as a registered investment adviser, and will be subject to regulation by the FSA if its application to be authorized as an investment manager in the United Kingdom is approved.

Compliance and Internal Audit

We have made a significant investment in the infrastructure supporting controls and compliance. Our management believes that it is important to instill a culture of compliance throughout our organization. The primary functions of our compliance and internal audit team are to provide assurance to our senior management team through the implementation of a risk-based monitoring program and internal audit plan. This team also advises, educates and supports our business. The compliance and internal audit functions are performed by a dedicated team of ten professionals, including the Global Chief Compliance Officer, who reports to the Co-Chief Executive Officers and the General Counsel.

Regulatory Framework in the United Kingdom

Authorization by the FSA.  The current U.K. regulatory regime is based upon the Financial Services and Markets Act 2000 (the “FSMA”), together with secondary legislation and other rules made under the FSMA. Under section 19 of the FSMA, it is an offense for any person to carry on “regulated activities” by way of business in the United Kingdom, or purport to do so, unless it is an authorized person or is exempt from the need to be authorized. The various “regulated activities” are set out in the Financial Services and Markets Act 2000 (Regulated Activities) Order 2001 (as amended) (the “RAO”). They include, among other things: advising on investments; arranging deals in investments; dealing in investments as agent; managing investments (i.e., portfolio management); and the safeguarding and administration of assets (including the arranging of such safeguarding and administration) and agreeing to carry on any of these activities.

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

FSA Handbook.  Each authorized firm is subject to certain rules set out in the FSA Handbook, which also provides guidance on the application and interpretation of these rules. In particular, we must comply with certain conduct of business standards relating to, among other things, the advertising and marketing of financial products, treating customers fairly, advising on and selling investments, and managing conflicts of interest.

The FSA Handbook also contains rules governing our senior management arrangements, systems and controls. In particular, these require the appointment of one or more members of senior management to take responsibility for: (1) the apportionment of significant responsibilities among directors and senior managers so that it is clear who has responsibility for the different areas of the firm’s business (allowing for the proper supervision and control of the firm’s activities by its governing body and relevant senior managers); and (2) overseeing the establishment and maintenance of systems and controls which are appropriate to the particular business of the firm. The person with responsibility for these functions, together with any other person who performs a “controlled function” within GLG, is required to be approved by the FSA under its Approved Persons regime. Persons performing a “controlled function” include directors, the compliance officer, the money laundering reporting officer, persons carrying out significant management functions and persons dealing with clients, or with clients’ property, which includes portfolio managers and marketers. Approved Persons are individually regulated by the FSA, and personally accountable to it, and must meet ongoing standards of conduct and fitness and propriety.

The FSA has the power to take a wide range of disciplinary actions against regulated firms and any FSA approved persons, including private warnings, public censure, the imposition of fines, the variation, suspension or termination of the firm’s authorization or the removal of approved status from individuals.

Principles for businesses.  Each authorized firm is subject to the FSA’s high-level principles. The principles set out the fundamental obligations of authorized firms under the regulatory regime and the standards to be met by firms day to day and are intended to ensure fairness and integrity in the provision of financial services in the United Kingdom.

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

Restrictions on changes in control.  Firms authorized by the FSA are subject to restrictions regarding persons who may act as a “controller” of the firm. Broadly, a “controller” for the purposes of the FSA’s rules means a person who alone or with associates holds (directly or indirectly) 10% or more of the shares or voting rights in a regulated firm or any parent company. Under FSMA, a person who proposes to become a controller of an FSA-authorized firm, or an existing controller who proposes to increase their interest to 20% or more, 30% or more, or 50% or more must first notify and obtain the approval of the FSA, with the FSA having up to three months to approve any such proposed change in control. The FSA is permitted to approve the notice subject to conditions, or to serve a notice of objection to the acquisition of or increase in control. Breach of the notification and approval requirements is a criminal offense, although there are rights of appeal against any objection by the FSA.

A person who ceases to be a 10% controller or who reduces an existing interest below the 50%, 30% or 20% level must only provide written notice to the FSA. FSA approval is not required for reduction or cessation of control. Breach of the notification requirements is a criminal offense. Certain notification obligations are also imposed on authorized firms in relation to any changes of control they undergo.

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

Regulatory capital.  Regulatory capital requirements form an integral part of the FSA’s prudential supervision of authorized firms. The regulatory capital rules oblige firms to hold a certain amount of capital at all times (taking into account the particular risks to which the firm may be exposed given its business activities), thereby helping to ensure that firms can meet their liabilities as they fall due and safeguarding their (and their counterparties’) financial stability by reducing the incentive on firms to take risk (as capital required is assessed on the basis of risk, which internalizes the costs of (failure) and by ensuring firms are better able to withstand unexpected losses and, in such circumstances, continue to operate as a going concern. The FSA also expects firms to take a proactive approach to monitoring and managing risks, consistent with its high level requirement for firms to have adequate financial resources.

Regulatory capital requirements exist on two levels. The first is a solo requirement aimed at individual authorized firms (with the relevant firm being required to submit periodic reports to demonstrate compliance with the relevant requirement). The second is a consolidated (or group) requirement and relates to a part of or the entire group of which an authorized firm or firms form part. The FSA’s rules in relation to capital requirements were updated in 2007 to implement the recast EU Capital Requirements Directive (“CRD”). The CRD represents the European implementation of the Basel Committee’s International Convergence of Capital Measurement and Capital Standards framework dated June 2004.

Money laundering.  The U.K. Money Laundering Regulations 2007 came into force on December 15, 2007. The Regulations, which implement the Third EU Money Laundering Directive, generally require any person who carries on a financial services business in the United Kingdom to observe certain administrative procedures and checks (e.g., Know Your Client) designed to minimize the scope for money laundering. Failure to maintain the necessary procedures is a criminal offense. The Terrorism Act 2000 and the Proceeds of Crime Act 2002 also contains a number of offenses in relation to money laundering.

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

MiFID grants investment firms which are authorized in any one EEA member state the right to provide investment services on a cross-border basis, or through the establishment of a branch, to clients located in other EEA member states (known as “host member states”) on the basis of their home member state authorization without the need for separate authorization by the competent authorities in the relevant host member state. This is known as “passporting”. In order to avail itself of the passport to provide services on a cross-border basis, a firm must simply notify its home state regulator that it intends to do so. MiFID was required to be implemented across the EEA on November 1, 2007. MiFID made substantial and important changes to the way in which investment business is conducted across the EEA. Pursuant to MiFID, the conduct of business rules of a host member state do not generally apply to a firm providing services within its territory on a cross-border basis (although host member state conduct of business rules will apply to branches). We have implemented MiFID and we believe our business is compliant with the requirements of MiFID.

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

As of December 31, 2009, GPAM and GLG Partners LP acted as manager, promoter and investment manager, respectively of the following Irish GLG Funds: GLG Investments plc, GLG Investments IV plc, GLG Investments V plc, GLG Investments VI plc and GLG Investments VII plc (each, a UCITS fund), GLG Global Convertible Fund plc (a professional investor fund) and GLG Global Opportunity Fund plc (a qualified investor fund).

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

In addition to the GLG Funds which are listed on the Irish Stock Exchange, a large number of Cayman domiciled GLG Funds are also listed on the Irish Stock Exchange. A failure to comply with the Listing Rules for Investment Funds of the Irish Stock Exchange may result in delisting from the Irish Stock Exchange.

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

The majority of the GLG Funds which are incorporated in the Cayman Islands are registered as mutual funds with, and are regulated by, CIMA under the Mutual Funds Law. A number of the GLG Funds which are incorporated in the Cayman Islands are not so registered as they do not issue equity interests which are redeemable at the option of the investors in such funds and therefore do not constitute “mutual funds” as defined in the Mutual Funds Law (and therefore do not require registration or regulation thereunder). One

GLG Fund is a single investor vehicle, which is not a “mutual fund” as defined in the Mutual Funds Law, and therefore is not required to be registered or regulated thereunder. A number of the Cayman Islands incorporated funds are listed on the Irish Stock Exchange, one is listed on the Cayman Islands Stock Exchange and a number are currently unlisted. Only one of the GLG Funds which are subject to the Mutual Funds Law is required to be licensed or employ a licensed mutual fund administrator (although GPCL is so licensed) since the minimum aggregate investment purchasable by a prospective investor in each of such GLG Funds is equal to or exceeds either (a) in relation to those GLG Funds which were registered with CIMA prior to November 14, 2006, $50,000 or (b) in relation to those GLG Funds which have been registered with CIMA since November 14, 2006, $100,000 or its equivalent in any other currency. The GLG Fund which is subject to the Mutual Funds Law and has a minimum aggregate investment of less than the specified level falls within a different regulatory regime from the others and has appointed GPCL to provide its “principal office” in the Cayman Islands. As regulated mutual funds, the GLG Funds which are incorporated in the Cayman Islands and which are registered under the Mutual Funds Law are subject to supervision by CIMA. The GLG Funds must file their offering documents and/or details of any changes that materially affect any information in such documents with CIMA. They must also file annually with CIMA accounts approved by an approved auditor, together with a return containing particulars specified by CIMA, within six months of their financial year end or within such extension of that period as CIMA may allow.

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

The Mutual Funds Law provides that CIMA may, in respect of a licensed mutual fund administrator or its ultimate parent whose shares are publicly traded on a stock exchange recognized by CIMA (including the New York Stock Exchange), waive the obligation to obtain such approval, subject to certain conditions. We applied for and obtained such waiver from CIMA in relation to GPCL and trading in shares of the Company, as the ultimate parent, listed on the New York Stock Exchange. The waiver is subject to a condition that GPCL, as a licensed mutual fund administrator, will, as soon as reasonably practicable, notify CIMA of:

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

Regulatory Framework in the United States

GLG Inc. is a registered investment adviser under the Investment Advisers Act, and is subject to the jurisdiction of the SEC and the federal securities laws of the United States.

Information regarding GLG Inc. is included in GLG Inc.’s Form ADV Part I, which is on file with the SEC and publicly available at the SEC’s website, www.sec.gov.

Investment advisers registered with the SEC are subject to many important regulations, including, but not limited to, the following:

•	the requirement that an investment adviser must have a compliance program;

•	the requirement to provide clients and prospective clients with written disclosure statements;

•	the requirement to have a code of ethics and to implement certain insider trading detection and prevention procedures; and

•	the requirement to maintain certain books and records.

In addition, registered investment advisers may be examined by the SEC staff.

Accounts for all of our U.S. advisory clients are managed pursuant to investment management agreements with GLG Inc. GLG Partners LP may, from time to time, make available to GLG Inc. certain personnel to perform investment advisory and related services with respect to the accounts of such U.S. advisory clients.

Pursuant to an Investment Advisory and Services Agreement, effective June 1, 2009, GLG Partners LP appointed GLG Inc. as a discretionary investment manager with respect to a portion of the assets of certain GLG Funds which are structured as non-U.S. investment vehicles and certain non-U.S. separately managed accounts.

Certain GLG Funds that are structured as non-U.S. investment vehicles may offer shares to U.S. persons. Offerings to U.S. persons are made in private placements in accordance with Rule 506 of Regulation D under the Securities Act of 1933, as amended, or the Securities Act, and in reliance on Section 3(c)(7) of the Investment Company Act of 1940, as amended, or the Investment Company Act. Accordingly, U.S. persons investing in such GLG Funds generally must be “accredited investors” and “qualified purchasers” as defined under U.S. federal securities laws.

Other

In addition, we are subject to securities and exchange regulations in the jurisdictions in which we trade securities.

Competition

The asset management industry is intensely competitive, and we expect it to remain so. We compete on a regional, industry and niche basis. We face competition in the pursuit of investors for our funds and managed accounts primarily from specialized investment funds, hedge funds and financial institutions. Many of these competitors are substantially larger and may have considerably greater financial, technical and marketing resources than will be available to us. In the current market environment, the barriers to entry for competitors in the asset management industry have increased.

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

Personnel

Our personnel consist of 393 individuals as of December 31, 2009, including 43 individuals in New York. Our institutionalized team-based investment process is driven by 130 investment professionals. A key feature of our organizational structure is that approximately one-third of our personnel are directly involved in the process of investment management and revenue generation. By optimizing our administrative functions, we maintain an efficient back- and middle-office operation and, as a result, a reduced cost base.

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

We routinely post important information on our website for investors. We intend to use our website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD promulgated by the SEC. These disclosures will be included on our website under the heading “Investor Relations — Overview — Recent News”. Accordingly, investors should monitor this portion of our website, in addition to following our press releases, SEC filings and public conference calls and webcasts.

The certifications of our Co-Chief Executive Officers and our Chief Financial Officer required pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 are included as Exhibits to this Annual Report on Form 10-K. Our Co-Chief Executive Officers certified to the New York Stock Exchange (the “NYSE”) on June 10, 2009 pursuant to Section 303A.12 of the NYSE’s listing standards, that they were not aware of any violation by the Company of the NYSE’s corporate governance listing standards as of that date.

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K contains statements relating to our future results (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 21E of the Exchange Act and are subject to the “safe harbor” created by such section. Our actual results may differ materially from those projected as a result of certain risks and uncertainties. Our forward-looking statements include, but are not limited to, statements regarding our expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us and speak only as of the date of such statement. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K and the following:

•	the volatility in the financial markets;

•	our financial performance;

•	market conditions for the investment funds and managed accounts we manage;

•	performance of the investment funds and managed accounts we manage, the related performance fees and the associated impacts on revenues, net income, cash flows and fund inflows/outflows;

•	the impact of net inflows on our mix of assets under management and the associated impacts on revenues;

•	the cost of retaining our key investment and other personnel or the loss of such key personnel;

•	risks associated with the expansion of our business in size and geographically;

•	operational risk, including counterparty risk;

•	litigation and regulatory enforcement risks, including the diversion of management time and attention and the additional costs and demands on our resources;

•	risks associated with the use of leverage, investment in derivatives, availability of credit, interest rates and currency fluctuations,

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

Our business is materially affected by conditions in the global financial markets and economic conditions throughout the world that are outside our control, such as interest rates, availability of credit, inflation rates, economic uncertainty, changes in laws (including laws relating to taxation, regulation of hedge funds and trading in securities), trade barriers, commodity prices, currency exchange rates and controls and national and international political circumstances (including wars, terrorist acts or security operations). Global credit and other financial markets recently suffered and may in the future suffer substantial stress, volatility, illiquidity and disruption. Loss of investor confidence in the financial system or our sector, a lack of liquidity, decline in asset values, the instability of financial institutions and volatile commodity prices and foreign exchange rates could contribute to recessionary economic conditions globally and deterioration in consumer and corporate confidence, further exacerbating the overall market disruptions and risks to market participants, including the GLG Funds and managed accounts. These market conditions may affect the level and volatility of securities prices and the liquidity and the value of investments in the GLG Funds and managed accounts.. We may also be adversely affected by fixed costs and the possibility that we would be unable to or may choose not to scale back other costs within a time frame sufficient to match any decreases in revenue.

Our revenues from management and administration fees depend on our AUM and our revenues from performance fees depend upon positive performance in excess of “high water marks” or benchmarks. If these conditions recur, they may impact our ability to consistently generate non-volatile investment performance, retain AUM, and attract new AUM, and may result in higher levels of redemptions from the GLG Funds and managed accounts.

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

Performance fees have historically comprised a substantial portion of our revenues. Our revenue, net income and cash flow are dependent upon performance fees which require positive investment performance in excess of “high water marks” or benchmarks. With a few exceptions, the GLG Funds and managed accounts have “high water marks”, and/or benchmarks whereby performance fees are earned only to the extent that the net asset value of a GLG Fund (on a share by share basis), or managed account at the end of a semi-annual period exceeds the highest net asset value on the last date on which a performance fee was earned or to the extent performance exceeds agreed upon benchmarks over the relevant measurement period. To the extent any of the GLG Funds and managed accounts generate negative investment performance or generate positive performance less than the applicable high water mark or benchmark, in either case, or for any reason we would not earn performance fees for that GLG Fund or managed account until the high water mark is re-achieved or the benchmark exceeded. Certain of the GLG Funds and managed accounts also have LIBOR hurdles whereby performance fees are not earned during a particular period until the returns of such funds surpass the LIBOR rate. If we do not generate positive investment performance sufficient to earn performance fees, our revenues and net income will be lower and our business results of operations, and financial condition could be materially adversely affected. Failure to generate performance fees could materially adversely affect our business, results of operations, and financial condition.

In order to retain our investment professionals during periods of poor performance, we may have to pay our investment professionals a significant amount, even if we earn low or no performance fees, which could have an adverse impact on our business, results of operations or financial condition.

Competition for investment professionals in the asset management industry is intense. We have set compensation at levels that we believe are competitive against compensation offered by other asset managers and leading investment banks against whom we compete for senior management and other key personnel, principally those located in London, while taking into account the performance of the GLG Funds and managed accounts. We believe these forms of remuneration are important to align the interests of our senior management and key personnel with those of investors in the GLG Funds and managed accounts and our shareholders. However, even if we earn low or no performance fees, in particular, following periods of strong investment performance that fail to generate performance fees, we may be required to pay significant compensation and limited partner profit share to retain our key personnel, or to attract investment management personnel to assume responsibility for strategies or products that are well below their high water marks. In these circumstances, these amounts may represent a greater percentage of our revenues than they have historically.

We pay a substantial portion of our compensation expense in the form of annual bonuses and limited partner profit share, which are variable and discretionary. Typically, the performance fees we earn fund a significant amount of the bonuses and limited partner profit share that we pay. In periods where we earn little or no performance fees, our ability to pay cash bonuses and limited partner profit share will be reduced. This may affect our ability to retain and attract investment professionals and other key personnel.

Investors in the GLG Funds and investors with managed accounts can generally redeem investments with only short periods of notice, which could make it more difficult to manage the liquidity levels of the GLG Funds and managed accounts, reduce AUM and adversely affect our revenues.

Investors in the GLG Funds and investors with managed accounts may generally redeem their investments with only short periods of notice. Investors may reduce all or any portion of their investments, or transfer their investments to other asset managers, for any number of reasons, including poor investment performance, fee rates, changes in investment management personnel, actual or perceived reputational risk, a reduction of investments in certain asset classes by investors, for reasons not connected performance or the asset manager, or for no reason. The redemption of investments in the GLG Funds or in managed accounts could adversely affect our revenues, especially management and administration fees which are substantially dependent upon the AUM in the GLG Funds and managed accounts. A decline in revenues due to redemptions could have a material adverse effect on our business, results of operations or financial condition.

Increased rates of redemptions could make it difficult to manage the liquidity levels of the GLG Funds and managed accounts, reduce AUM and adversely affect our revenues.

If the level of redemption activity increases to above normal levels, it could become more difficult to manage the liquidity requirements of the GLG Funds, making it more difficult or more costly for the GLG Funds to liquidate positions rapidly to meet margin calls, redemption requests or otherwise. This could result in the GLG Funds being forced to sell investments at distressed prices and/or to exercise their rights to restrict redemptions in order to manage liquidity. These difficulties may be exacerbated during periods of increased market disruptions, when asset managers, including the GLG Funds, are forced to liquidate to meet liquidity requirements, which could further contribute to market disruptions. In addition to the impact on AUM, the illiquidity and volatility of the global financial markets may negatively affect our ability to manage inflows and outflows from the GLG Funds. Our ability to attract new capital to existing GLG Funds and managed accounts or to prevent redemptions in the GLG Funds or managed accounts, or to develop investment platforms may be limited during periods of increased redemption activity. Under the terms of the prospectuses for the GLG Funds, the respective boards of directors of the GLG Funds have the right to restrict redemptions from the GLG Funds for certain periods in the event of exceptional circumstances. We have recommended and may in the future recommend that the boards of directors of certain of the GLG Funds exercise the available rights to restrict redemptions. The exercise of these rights may have an adverse effect on the ability of the GLG Funds to attract additional AUM. Although redemptions have returned to more normal levels, there can be no assurance that market disruptions or other economic conditions which would cause increased rates of redemption may not recur.

Fluctuations in currency exchange rates could materially affect our business, results of operations and financial condition.

We use U.S. dollars as our reporting currency. Our clients invest in GLG Funds and managed accounts in different currencies, including Pounds Sterling and Euros. To the extent that our fee revenues are based on AUM denominated in such foreign currencies, our reported fee revenues may be significantly affected by the exchange rate of the U.S. dollar against these currencies. Typically, an increase in the exchange rate between U.S. dollars and these currencies will reduce the impact of revenues denominated in these currencies in our financial statements. For example, management fee revenues derived from each Euro of AUM denominated in Euros will decline in U.S. dollar terms if the value of the U.S. dollar appreciates against the Euro. In addition, the calculation of the amount of our AUM is effected by exchange rate movements as AUM denominated in currencies other than the U.S. dollar are converted to U.S. dollars. We also incur a significant portion of our expenditures in currencies other than U.S. dollars. As a result, our business is subject to the effects of exchange rate fluctuations with respect to any currency conversions. Our failure to hedge these risks correctly, the cost of such hedging and/or our decision not to hedge could negatively impact our business, results of operations and financial condition.

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

The market for experienced asset management professionals is extremely competitive and can be characterized by frequent movement of personnel among firms. Due to the competitive market for asset management professionals and the success achieved by some of our key personnel, the costs to attract and retain key personnel are significant and could increase over time. In particular, if we lose any of our Principals or other key personnel, there is a risk that we may also experience outflows from AUM or fail to obtain new business. The inability to attract or retain the necessary highly skilled key personnel could have a material adverse effect on our business, results of operations or financial condition.

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

If we experience rapid growth, whether through attracting new investments, acquiring other asset management businesses, expanding our client and product bases or otherwise, it may place significant demands on our administrative, operational and financial resources and increase our exposure to liability.

Rapid growth may cause significant demands on our legal, accounting, technology, compliance, risk management and operational infrastructure and increased expenses. The complexity of these demands, and the expense required to address them, may be a function not only of the amount by which our AUM have grown, but of significant differences in the investing strategies of our different funds. In addition, we are required to continuously develop our systems and infrastructure in response to the increasing sophistication of the investment management market and legal, accounting, operational and regulatory developments. Our future growth depends, among other things, on our ability to maintain an operating platform and management system sufficient to address our growth and requires us to incur significant additional expenses and commit additional senior management and operational resources. As a result, we face significant challenges:

•	in maintaining adequate financial, business and risk management controls;

•	in implementing new or updated information and financial systems and procedures; and

•	in training, managing and appropriately sizing our work force and other components of our business on a timely and cost-effective basis.

We have and may continue to grow through the acquisition of other asset management businesses and the addition of portfolio managers. For example, in April 2009, we completed the acquisition of SGAM UK, Société Générale’s UK long-only asset management business, and in March 2009, we became investment managers of the funds and accounts previously managed by Pendragon Capital, whose founders joined us as portfolio managers. Integrating these new portfolio managers and their teams, operations, funds and accounts may be expensive, time-consuming and a further strain on our resources and may not be successful. The diversion of management’s attention and any delays or difficulties encountered in connection with these acquisitions and the integration of these portfolio managers, operations, funds and accounts may have an adverse effect on our business, results of operations or financial condition.

In addition, we are expanding our product and client base to include investments from pension and retirement funds and retail investors, as well as expanding our UCITs business, which may be subject to higher standards of care than for our alternative strategies fund or managed account clients and products. As the AUM from these clients and products increase, we may be subject to significant liabilities resulting from breaches of those standards, which may not be fully covered by insurance.

There can be no assurance that we will be able to manage our growth, acquisitions or expanding operations effectively or that we will be able to continue to grow, and any failure to do so could adversely affect our ability to generate revenue and control our expenses.

There can be no assurance that our expansion into the United States or other markets will be successful.

While we are currently in the process of developing distribution capability in the United States, the Middle East and Asia, expanding our operations into the United States or other markets requires significant expenditures, and will be difficult due to a number of factors, including the fact that several of these markets are well-developed, with established competitors and different regulatory regimes. Our failure to continue to grow our revenues (whether or not as a result of a failure to increase AUM), expand our business or control our cost base could have a material adverse effect on our business, results of operations or financial condition.

Damage to our reputation, including as a result of personnel misconduct, failure to manage inside information, fraud, restricting redemptions from certain GLG Funds or side-pocketing illiquid investments, could have a material adverse effect on our business.

Our reputation is one of our most important assets. Our relationships with individual and institutional investors and other significant market participants are very important to our business. Any deterioration in our reputation held by one or more of these market participants could lead to a loss of business or a failure to win new fund mandates. For example, we are exposed to the risk that litigation, regulatory action, misconduct, operational failures, negative publicity or press speculation, whether or not valid, could harm our reputation. Factors that could adversely affect our reputation include but are not limited to:

•	fraud, misconduct or improper practice by any of our personnel, including failure to comply with applicable regulations or non-adherence by a portfolio manager to the investment guidelines applicable regulations, or non-adherence to the investment guidelines to each GLG Fund and managed accounts or to properly handle client money. Such actions can be particularly detrimental in the provision of financial services and could involve, for example, fraudulent transactions entered into for a client’s account, diversion of funds, the intentional or inadvertent release of confidential information or failure to follow internal procedures. Such actions could expose us to financial losses resulting from the need to reimburse customers or other business partners or as a result of fines or other regulatory sanctions, and may significantly damage our reputation;

•	failure to manage inside information. We frequently trade in multiple securities of the same issuer. In the course of transactions involving these securities, we may receive inside information in relation to certain issuers. If we do not sufficiently control the use of this inside information or any other inside information we receive, we and/or our employees could be subject to investigation and criminal or civil liability;

•	failure to manage conflicts of interest. As we have expanded the scope of our business and client base, we have been increasingly exposed to potential conflicts of interest. If we fail, or appear to fail, to deal appropriately with conflicts of interest, we could face significant damage to our reputation, litigation or regulatory proceedings or penalties;

•	restricting redemptions from certain GLG Funds. The GLG Funds have the right to restrict redemptions from the GLG Funds for certain periods in the event of exceptional circumstances. The exercise of these rights to restrict redemptions may be perceived as a weakness and fund investors may suffer a reduced ability to withdraw their original investments in the affected GLG Funds, resulting in significant reputational damage and could lead to a reduction in investments in the GLG Funds and hinder our ability to attract new investments. In addition, it may prompt fund investors to redeem their existing investments in other GLG Funds that have not elected to exercise these rights;

•	side-pocketing illiquid investments, including claims to recover assets, cash or receivables from LBIE. Certain GLG Funds have and may in the future side-pocket certain private placement and other not readily realizable investments into separate special asset vehicles, providing investors with illiquid interests in the new special asset vehicles in lieu of returning their invested capital. As fund investors suffer a reduced ability to withdraw their original investments from the GLG Funds due to this side pocketing, our reputation may be subject to substantial damage. This reputational harm may hinder our ability to obtain new investments and may prompt investors to redeem their existing investments in other GLG Funds or managed accounts; and

•	allegations or claims relating to any of the foregoing or other factors even if they are ultimately disproved, dismissed or withdrawn.

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

We may be subject to regulatory investigation or enforcement action or a change in regulation in the jurisdictions in which we operate. The investment decisions we make in our asset management business subject us to the risk of regulatory investigations and enforcement actions in connection with our investment activities, as well as third-party litigation arising from investor dissatisfaction with the performance of those investment funds and a variety of other litigation claims. In general, we are exposed to the risk of actual or threatened litigation by GLG Fund investors if a GLG Fund suffers losses resulting from the negligence, willful default, bad faith or fraud of the manager or the service providers to whom the manager has delegated responsibility for the performance of its duties. We have in the past been, and we may in the future be, the subject of investigations and enforcement actions by regulatory authorities resulting in fines and other penalties, which may be harmful to our reputation, as well as our business, results of operations or financial condition.

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

In addition, we are exposed to risks of litigation or investigation relating to transactions which present conflicts of interest that are not properly addressed. In such actions, we would be obligated to bear legal, settlement and other costs (which may be in excess of available insurance coverage). Although we have rights to be indemnified by the GLG Funds in certain situations, our rights to indemnification may be challenged. If we are required to incur all or a portion of the costs arising out of litigation or investigations as a result of inadequate insurance proceeds or failure to obtain indemnification from the GLG Funds, our results of operations, financial condition and liquidity would be materially adversely affected. Each of the GLG Funds is structured as a limited liability company, incorporated in the Cayman Islands, Ireland or Luxembourg. The laws of these jurisdictions, particularly with respect to shareholders rights, partner rights and bankruptcy, differ from the laws of the United States and could change, possibly to the detriment of the GLG Funds and us.

Operational risks may disrupt our business, result in losses or limit our growth.

We rely heavily on our financial, accounting, risk management, compliance and other data processing systems. If any of these systems do not operate properly or are disabled, we could suffer financial loss, a disruption of our business, liability to the GLG Funds, regulatory intervention or reputational damage.

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

Furthermore, we depend on our office in London, where most of our personnel are located, for the continued operation of our business. A disaster or a disruption in the infrastructure that supports our business, including a disruption involving electronic communications or other services used by us or third parties with whom we conduct our business, or directly affecting our offices, London in particular, could have a material adverse impact on our ability to continue to operate our business without interruption. Our disaster recovery programs may not be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for our losses, if at all.

Through outsourcing arrangements, we and the GLG Funds rely on third-party administrators and other providers of middle-and back-office support and development functions, such as prime brokers, custodians, market data providers and certain risk management, compliance, portfolio and management and telecommunications system providers. Any interruption in our ability to rely on the services of these third parties or deterioration in their performance could impair the quality (including the timing) of our services. Furthermore, if the contracts with any of these third-party providers are terminated, we may not find alternative outsource service providers on a timely basis or on equivalent terms. The occurrence of any of these events could have a material adverse effect on our business, results of operations or financial condition.

Our business may suffer as a result of loss of business from key private and institutional investors.

We generate a significant proportion of our revenue from a small number of our top clients. As of December 31, 2009, the assets of our top individual client accounted for approximately 4% of our net AUM. As of December 31, 2009, our largest institutional investor account represented approximately 12% of our net AUM, with the top ten accounts collectively representing approximately 47% of our net AUM. The loss of all or a substantial portion of the business provided by one or more of these clients would have a material impact on the income we derive from management and performance fees and consequently have a material adverse effect on our business, results of operations or financial condition.

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

The competitive market environment may result in increased pressure on revenue margins (e.g., by the provision of management and other fee rebates). Our profit margins and earnings are dependent in part on our ability to maintain current fee levels for the products and services that we offer. In the current environment, many competitor asset managers have experienced substantial declines in investment performance, increased redemptions, or counterparty exposures which impair their businesses. Some of these asset managers have reduced their fees in an attempt to avoid additional redemptions. Competition within the alternative asset management industry could lead to pressure on us to reduce the fees that we charge our clients for products and services. A failure to compete effectively in this environment may result in the loss of existing clients and business, and of opportunities to capture new business, each of which could have a material adverse effect on our business, results of operations or financial condition.

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

Institutional and individual clients, and firms and agencies with which we have strategic alliances, can terminate their relationships with us for various reasons, including unsatisfactory investment performance, interest rate changes and financial market performance, or no reason. Termination of these relationships could have a material adverse effect on our business, results of operations and financial condition. Each of the GLG

Funds has appointed either GPCL (in the case of Cayman Islands funds and the Luxembourg fund) or GPAM (in the case of the Irish funds) as the manager under the terms of a management agreement, which is terminable on 30 days’ written notice by either party (i.e., the fund or the manager). The articles of association of each GLG Fund provide that the fund cannot terminate the management agreement unless holders of not less than 50% of the outstanding issued share capital have previously voted in favor of the termination at a general meeting of the fund. For each GLG Fund, the manager has appointed GLG Partners LP as investment manager under the terms of an investment management agreement, which is terminable on 30 days’ written notice by either party (i.e., the manager or the investment manager).

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

We have incurred a substantial amount of indebtedness to finance our business, which exposes us to substantial risks and limitations, including repayment and refinancing risk, interest rate risk, limitations on our ability to fund general corporate requirements and obtain additional financing, limitations on our flexibility in responding to business opportunities and competitive developments and increased vulnerability to adverse economic and industry conditions.

We have used a significant amount of borrowings to finance our business operations as a public company, including for the provision of working capital, warrant and share repurchases, making minimum tax distributions and limited partner profit share distributions, acquisition financing and general business purposes. As of December 31, 2009, we had an aggregate of $533.7 million of indebtedness outstanding, including $55.5 million held by affiliates of ours. This indebtedness consists of floating rate revolving and term loans with an aggregate principal amount outstanding of $305.2 million and fixed rate convertible notes with an aggregate amount outstanding of $228.5 million. When these term loan facilities begin to amortize principal in May 2011 and notes mature on May 15, 2014, we will be required to refinance them by entering into new credit facilities or issuing debt securities, which could result in higher borrowing costs, or issuing equity, which would dilute existing stockholders. We could also repay some or all of the loan facilities and notes by using cash on hand or cash from the sale of our assets, provided that sufficient cash and/or assets are available for such purposes. No assurance can be given that we will be able to enter into new credit facilities or issue debt or equity securities in the future on attractive terms, or at all, or that we will have sufficient cash on hand to repay the revolving credit and term loan facilities and notes. In addition, our interest expense on the floating rate debt is subject to fluctuation, which may adversely affect our earnings and liquidity.

As a result of the substantial fixed costs associated with these debt obligations, we expect that:

•	a decrease in revenues will result in a disproportionately greater percentage decrease in earnings;

•	we may not have sufficient liquidity to fund all of these fixed costs if our revenues decline or costs increase;

•	we may have to use our working capital to fund these fixed costs instead of funding general corporate requirements, including compensation, benefits and profit share; and

•	we may not have sufficient liquidity to respond to business opportunities, competitive developments and adverse economic conditions.

These debt obligations may also impair our ability to obtain additional financing, if needed, and our flexibility in the conduct of our business. Moreover, the terms of our indebtedness restrict our ability to take certain actions, including the incurrence of additional indebtedness, mergers and acquisitions, investments at the parent company level and asset sales. Our ability to pay the fixed costs associated with our debt obligations depends on our operating performance and cash flow, which will in turn depend on general economic conditions. A failure to pay interest or indebtedness when due could result in a variety of adverse consequences, including the acceleration of our indebtedness. In such a situation, it is unlikely that we would be able to fulfill our obligations under the indebtedness, including repayment upon acceleration, or otherwise cover our fixed costs.

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

In early 2009, legislation was proposed in the U.S. that would subject hedge funds and private investment funds to increased SEC regulation and oversight by removing the exceptions from the definition of “investment company” typically relied upon by hedge funds to avoid any of the requirements of the Investment Company Act and instead replacing them with exemptions from certain of the requirements of the Investment Company Act. As a result, these hedge funds and private investment funds would be “investment companies” for purposes of the Investment Company Act. The proposed legislation would require that hedge funds or private investment funds that are “investment companies” with at least $50 million in assets or AUM must meet certain additional conditions in order to maintain the exemption under the Investment Company Act, including registration, reporting and other requirements.

Although no further action has been taken on this proposed legislation, it is possible that parts of the legislation, or similar legislation, could be proposed and enacted in the United States. Should this or similar legislation be enacted, the GLG Funds may become subject to these additional registration, reporting and other requirements. As a result, our compliance costs and burdens may increase and the additional restrictions and requirements may constrain our ability to conduct our business as currently conducted, which may adversely affect our business, results of operations or financial condition.

We and the GLG Funds may become subject to additional regulations which could increase the costs and burdens of compliance or impose additional restrictions which could have a material adverse effect on our business and the performance of the GLG Funds and managed accounts.

We may need to modify our strategies, businesses or operations, face increased constraints or incur additional costs in order to satisfy new regulatory requirements or to compete in a changed business environment.

Our business is subject to regulation by various regulatory authorities that are charged with protecting the interests of our customers. The activities of the Company and certain subsidiaries are regulated primarily by the FSA in the United Kingdom and by the SEC in the United States. In addition, our business is subject to regulation in the various other jurisdictions in which it operates, including the IFSRA, the CIMA and the Commission de Surveillance du Secteur Financier in Luxembourg and we may become subject to regulation in Switzerland, Dubai, Hong Kong and China as the result of planned expansion in those jurisdictions. In addition, the GLG Funds are subject to regulation in the jurisdictions in which they are organized, and may be subject to regulation in the jurisdictions in which their investors are resident. These and other regulators in these jurisdictions have broad regulatory powers dealing with all aspects of financial services including, among other things, the authority to make inquiries of companies regarding compliance with applicable regulations, to grant — and in specific circumstances to vary or cancel — permits and to regulate marketing and sales practices, advertising and the maintenance of adequate financial resources. We are also subject to applicable anti-money laundering regulations and net worth requirements in the jurisdictions in which we operate.

In addition, the regulatory environment in which we operate frequently changes and has seen significant increased regulation in recent years. We may be materially adversely affected as a result of new or revised legislation or regulations or by changes in the interpretation or enforcement of existing laws and regulations.

In 2009, the European Commission submitted a proposal for a Directive on Alternative Investment Fund Managers (“AIFMs”) to the European Council and the European Parliament. The proposed Directive will apply to all managers located in Europe whose regular business is to manage non-UCITS funds (“AIFs”) (irrespective of where the AIF is located or its legal structure) and would, if enacted regulate the activities of such managers and, indirectly, the structure, strategies and operations of all AIFs. Any entities not authorized under the proposed Directive (or exempt from it) would, if enacted be prohibited from acting as the manager of any AIF located in Europe, or marketing the shares of any AIF (wherever located) in Europe unless done in accordance with the local law of any member state. Once authorized, however, the relevant AIFM would, if enacted be able to market its funds throughout Europe to professional investors. As well as requiring each AIFM to seek authorization, the proposed Directive would, if enacted also have an impact on: capital requirements; conduct of business obligations (including around conflicts of interest, risk management, liquidity management and investment in securitized loans); organizational obligations (including in respect of valuations, depositaries and delegations); and also includes obligations specific to leveraged AIFs and AIFs which acquire a controlling influence in companies. Amendments to the proposed Directive are currently being discussed at the European level and its final form is not yet clear. If enacted in something approaching its current form, however, the regulatory burden upon the authorized firms will increase, and the way in which they conduct their business is likely to need to change. These may adversely affect our business, results of operation or financial condition.

In late 2009, the U.S. House of Representatives passed the “Wall Street Reform and Consumer Protection Act” which, if ultimately enacted, would require a registered investment adviser to a hedge fund or private equity fund to maintain much more detailed records concerning the fund than are currently required, and to report the information to the SEC. In addition, under the proposed legislation, regulators would be able to identify various financial companies, which could include hedge funds, private equity funds and their investment advisers, as systemically important, resulting in such financial companies being treated “as if” they were a bank holding company, and could restrict such companies’ activities and investments, including, among other things, requiring minimum capital requirements, restricting leverage and restricting certain types of trading activity. The proposed legislation also includes other provisions affecting hedge funds, private equity funds and their investment advisers, including new risk management standards, daily reporting of short sales and possible liquidity requirements, concentration limits and prohibitions on proprietary trading. Similar legislation has been proposed in the U.S. Senate. Whether all or any party of the proposed legislation will be enacted, and the extent of the impact of any new legislation if enacted is unclear. However, should the legislation be enacted, we and the GLG Funds could become subject to significantly increased compliance burdens, and potentially subject to restrictions that could severely restrict our ability and the ability of the GLG Funds to conduct our business as currently conducted, which may adversely affect our business, results of operation or financial condition.

Risks Related to the GLG Funds

We currently derive our revenues from management fees and administration fees based on the value of the assets under management in the GLG Funds and the accounts managed by us, and performance fees based on the performance of the GLG Funds and the accounts managed by us. Our stockholders are not investors in the GLG Funds and the accounts managed by us, but rather stockholders of an asset manager. Our revenues could be adversely affected by many factors that could reduce assets under management or negatively impact the performance of the GLG Funds and accounts managed by us.

Valuation methodologies for certain assets in the GLG Funds can be subject to significant subjectivity.

In calculating the net asset values of the GLG Funds, administrators of the GLG Funds may rely on methodologies for calculating the value of assets in which the GLG Funds invest that we or other third parties supply. Such methodologies are advisory only but are not verified in advance by us or any third party, and the nature of some of the funds’ investments are such that the methodologies may be subject to significant subjectivity and little verification or other due diligence and may not comply with generally accepted accounting practices or other valuation principles. Any allegation or finding that such methodologies are or have become, in whole or in part, incorrect or misleading could have an adverse effect on the valuation of the relevant GLG Funds and, accordingly, on the management fees and any performance fees receivable by us in respect of such funds.

The GLG Funds and managed accounts are subject to investment risks related to their specific investment strategies.

Certain GLG Funds and managed accounts pursue investment strategies that may expose them to particular investment risks which may make their investment objectives more difficult to achieve and their investment performance more volatile. In addition to risks resulting from the investment strategies themselves, investor risk aversion to certain investment strategies and/or markets can have a significant adverse affect on the value and/or liquidity of investments made pursuant to such strategies or exposed to such markets and can accentuate any downward movement in the actual or anticipated value of such investments.

For example, the GLG Funds and managed accounts that invest in sovereign debt issues by emerging market countries as well as in debt and equity investments of companies and other entities in emerging markets are subject to unique risks related to the relative economic, political and financial instability of many of these emerging markets. GLG Funds that invest a portion of their asserts in the equity, debt, loans or other securities of foreign countries and issuers located outside of the United States and the United Kingdom are exposed to foreign exchange, political, social and economic uncertainties and risks. GLG Funds may also invest in high yield and distressed debt which subject them to abrupt and erratic market movements, price volatility and delayed realization of value. Full information as to the condition of distressed or financially troubled obligors and issuers the GLG Funds invest in may be difficult to obtain. In addition, some of the investments held by the GLG Funds may not be widely traded, and depending on the investment profile of a particular GLG Fund, that fund’s exposure to such investments may be substantial in relation to the market for those investments.

While the GLG Funds will take their unique risks into consideration in making investment decisions, including when hedging positions, no assurance can be given that the GLG Funds will be able to fully avoid these risks or generate sufficient risk-adjusted returns. Often, we seek to take advantage of market imperfections to achieve investment performance for the GLG Funds and managed accounts, but we cannot guarantee that will be able do so in the future. A failure to do so could have a material adverse effect on our business, revenues, results of operations and/or financial condition.

The GLG Funds are subject to risks due to potential illiquidity of assets.

The GLG Funds may make investments or hold trading positions in markets that are volatile and which may become illiquid. Timely divestiture or sale of trading positions can be impaired for many reasons, including decreased trading volume, increased price volatility, concentrated trading positions, limitations on the ability to transfer positions in highly specialized or structured transactions to which it may be a party, and changes in industry and government regulations. It may be impossible or costly for the GLG Funds to liquidate positions rapidly in order to meet margin calls, redemption requests or otherwise, particularly if there are other market participants seeking to dispose of similar assets at the same time or the relevant market is otherwise moving against a position or in the event of trading halts or daily price movement limits on the market or otherwise. For example, if one of these funds of hedge funds were to invest a significant portion of its assets in two or more hedge funds that each had illiquid positions in the same issuer, the illiquidity risk for these funds of hedge funds would be compounded.

There are risks associated with the GLG Funds’ use of leverage.

The GLG Funds have, and may in the future, use leverage by borrowing on the account of funds on a secured and/or unsecured basis and pursuant to repurchase arrangements and/or deferred purchase agreements. Leverage can also be employed in a variety of other ways including margining (that is, an amount of cash or securities an investor deposits with a broker when borrowing to buy investments) and the use of futures, warrants, options and other derivative products. Generally, leverage is used with the intention of increasing the overall level of investment in a fund. Higher investment levels may offer the potential for higher returns. This exposes investors in GLG Funds to increased risk as leverage can increase the fund’s market exposure and volatility. For instance, a purchase or sale of a leveraged investment may result in losses in excess of the amount initially deposited as margin for the investment. This increased market exposure and volatility could have a material adverse effect on the return achieved by GLG Funds, and consequently it could have a material adverse affect on our business, results of operations and financial condition.

The GLG Funds and accounts we manage may not be able to obtain credit for leveraging or hedging purposes at the same level or cost as they have in the past, which could have a material adverse effect on the performance of the GLG Funds and managed accounts.

Following the failure of Lehman Brothers and the acquisitions of Bear Stearns and Merrill Lynch, there has been a significant consolidation in the financial services industry and there are fewer prime brokers available to service hedge funds and other investment funds. The remaining prime brokers have reduced significantly the amount of credit available to such funds, including the GLG Funds and managed accounts, for leveraging or hedging purposes or have imposed stricter margin and other terms on such borrowings. As a result, the GLG Funds and managed accounts may not be able to employ leveraging or hedging strategies to the same degree as in the past to increase the overall level of investments in the funds to generate higher returns or to use futures, warrants, options and other derivative products to hedge those investments. In addition, the increased financing costs of employing such leveraging or hedging strategies may partially or entirely offset any potential performance gains to be derived from the leveraging or hedging strategy employed by the GLG Funds and managed accounts. These limitations and costs could have a material adverse effect on the returns generated by the GLG Funds and managed accounts.

Certain GLG Funds comprised of special asset vehicles may not be able to obtain credit and contain a high proportion of illiquid assets for which a readily obtainable market value may not be available.

The special assets vehicles into which certain private placement and other not readily realizable investments in the portfolios of several of the GLG Funds were contributed may not be able to obtain credit to implement hedging strategies with regard to these investments to the same extent as when these investments formed part of the portfolios of the main GLG Funds. The inability to hedge these investments could negatively impact the investment returns obtained by the special assets vehicles. In addition, these investments are by their nature illiquid making it uncertain as to the ultimate timing of realization. Moreover, because there is no ready market for these investments, the valuations are subjective and the inputs to the valuations may contain significant management estimates.

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

Certain GLG Funds and several GLG clients with managed accounts have claims as creditors and/or as trust asset claimants against Lehman Brothers International (Europe) (“LBIE”) and, in some cases, other Lehman Brothers entities. These claims will likely take an extended period of time to resolve and, in some cases, may remain unsatisfied. There are also a number of open factual and legal issues surrounding such claims.

On September 15, 2008, Lehman Brothers Holdings Inc. (the ultimate parent company of the Lehman Brothers group) filed for Chapter 11 bankruptcy in the United States and LBIE, the principal European broker-dealer for the Lehman Brothers group, was placed into administration by order of the English court. Lehman Brothers’ prime brokerage unit in the United Kingdom was one of the business groups forming part of LBIE. Other Lehman Brothers entities have also filed for or commenced insolvency-related proceedings, including Lehman Brothers Inc. (“LBI”), Lehman Brothers’ U.S. broker-dealer.

Nearly all of the GLG Funds and several of the GLG institutional managed accounts existing at that time utilized LBIE as a prime broker. All of the GLG Funds and managed accounts existing at that time had LBIE, and a small number of GLG Funds and managed accounts had LBI, as a trading counterparty. In addition, all of GLG’s private client managed accounts at that time used LBIE, and a small number of GLG’s private clients additionally used LBI, as a custodian and broker for their accounts. As a consequence of LBIE being in administration, the GLG Funds and, to the best of our knowledge, the managed accounts which used LBIE as a prime broker, have been unable to access their assets, including all securities and cash, deposited with LBIE.

On December 29, 2009, the administrators of LBIE announced that the conditions to effectiveness of the Claims Resolution Agreement (the “CRA”), a voluntary contractual scheme binding upon LBIE and those clients of LBIE party to it had been satisfied and the CRA became effective on January 21, 2010. All of the relevant GLG Funds became signatories to the CRA. The CRA provides a framework pursuant to which signatories’ trust asset and other claims against LBIE will be resolved resulting in, among other things, the return of trust assets, the determination and discharge of amounts owing to and from LBIE, the implementation of setoff rights and the crystallization of an admitted unsecured claim against LBIE.

The net direct exposure of each effected GLG Fund to LBIE and the other entities in the Lehman Brothers group is reflected in the net asset value of each fund and carried by the fund at fair value. The fair value of the exposure is determined on the basis of the best information available to us from time to time, including information received from LBIE, that the claims of the GLG Funds which are signatories to the CRA will be determined as provided in the CRA and on the basis of legal and professional advice obtained for the purpose of determining the rights and obligations of each relevant GLG Fund. Fair value is also determined on the basis of certain assumptions which we believe to be reasonable, including with respect to the level of shortfalls in the recovery of trust assets, the level of recovery from LBI, the level of recovery on client money claims and the ultimate recovery on unsecured claims. The fair value of the exposure is reviewed regularly, including the assumptions, with the relevant GLG Fund’s directors, independent fund administrator and independent auditors, as necessary.

We are unable to estimate the exposure our institutional managed accounts have to LBIE as a prime broker because the clients in these cases maintain the relationships with their third party service providers, such as prime brokers, custodians and administrators, nor do we have access to the terms of their agreements with LBIE or know the extent of exposure these clients may have to LBIE outside their managed account with us.

As a consequence of the administration of LBIE and the liquidation proceedings under the Securities Investor Protection Act of 1970, as amended, of LBI, our private clients have been unable to access their assets, including all securities and cash, in their respective accounts with LBIE or LBI managed by us. To the extent our private clients’ assets constitute securities held in custody by LBIE or LBI, we believe the clients should recover these securities to the extent these securities do not collateralize amounts owing by our clients to LBIE or LBI. To the extent our private client’s assets constitute cash held by LBIE as client money, we believe the clients should recover in the same proportion as all LBIE clients recover client money, with any shortfall generally resulting in an unsecured claim against the LBIE estate. To the extent private clients are owed amounts under trading contracts with LBIE or LBI, we believe such amounts will constitute unsecured claims against LBIE or LBI, as the case may be. Notwithstanding the foregoing, the position of any individual private client will depend on the facts and circumstances surrounding such private client’s claims, as well as their particular legal rights and obligations pursuant to their agreements with LBIE or LBI.

The GLG Funds and our managed accounts have, in the aggregate, recognized losses as a result of the foregoing and, the GLG Funds and managed accounts may incur additional losses if our estimates change and/or the assumptions we have made, information we have received, including from LBIE, or outside opinions we have obtained prove incorrect. In any event, the GLG Funds and managed accounts will suffer substantial delay before there is a final resolution of their claims and the ultimate recovery. If our clients, including the GLG Funds, do not fully recover their assets, suffer losses or substantial delays, they might redeem their investments, lose confidence in us and or make claims against us, our affiliates and/or the GLG Funds, any of which could have a material adverse effect on our business, results of operations or financial condition.

The GLG Funds and accounts we manage are subject to counterparty risk with regard to over-the-counter instruments and other swap or hedging transactions. The actual or perceived weakness of counterparties could increase the exposure of the GLG Funds and managed accounts to these counterparty and credit risks.

In light of the recent instability of the financial markets, the GLG Funds and managed accounts face the increased risk of potential bankruptcies or significant credit deterioration of major financial institutions, including prime brokers, custodians and other agents, some of which have substantial relationships with the GLG Funds and managed accounts, increasing exposure to the related counterparty risks. Furthermore, the combinations of financial service firms announced in the third and fourth quarters of 2008 have increased the concentration of counterparty risk for the GLG Funds and managed accounts. The credit quality of these exposures may be affected by many factors, such as economic and business conditions or deterioration in the financial condition of an individual counterparty, group of counterparties or asset classes. Difficulties of this nature affecting counterparties have the potential to result in significant exposures, whether counterparty, credit or otherwise, for the GLG Funds and managed accounts and negatively impact our business and results of operations.

In the event of the insolvency of any counterparty or any prime broker or custodian, the GLG Funds and managed accounts may only rank as unsecured creditors in respect of sums due to them, may be exposed to the under-segregation of assets, fraud or other factors which may result in the recovery of less than all of the property of the GLG Funds or managed accounts than was held in custody or safekeeping or may be subject to significant delays in the recovery and access to assets and funds held by such counterparties. Any losses will be borne by the GLG Funds and managed accounts and there could be a substantial delay in recovering these assets which could lead to restrictions on redemptions, special asset vehicles or other actions that could have a material adverse affect on our business. In addition, cash held by the GLG Funds and managed accounts with a prime broker or custodian may not be segregated from the prime broker’s or administrator’s own cash, and the GLG Funds and managed accounts may therefore rank as unsecured creditors in relation thereto (even if the prime broker or custodian was required by contract or law to do so). Defaults by, or even rumors or questions about, the solvency of counterparties with which we execute transactions on behalf of the GLG Funds and managed accounts may increase operational risks or transaction costs, which may result in lower investment performance by the GLG Funds and managed accounts.

The GLG Funds and managed accounts may also enter into currency, interest rate, total return or other swaps which may be surrogates for other instruments such as currency forwards and interest rate options. The value of such instruments, which generally depends upon price movements in the underlying assets as well as counterparty risk, will influence the performance of the GLG Funds and managed accounts and, therefore, a decrease in the value of such instruments could have a material adverse effect on our business, results of operations or financial condition. In particular, certain GLG Funds frequently trade in debt securities and other obligations, either directly or on an assignment basis. Consequently, those GLG Funds will be subject to risk of default by the debtor or obligor in relation to their debt securities and other obligations, which could result in lower investment performance by those GLG Funds which could lead to restrictions or redemptions, special asset vehicles or other actions and have a material adverse effect on our business, results of operations or financial condition.

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

•	credit risk may arise through a default by one of several large institutions that are dependent on one another to meet their liquidity or operational needs, so that a default by one institution causes a series of defaults by the other institutions. This “systemic risk” may adversely affect the financial intermediaries (such as clearing agencies, clearing houses, banks, securities firms and exchanges) with which the GLG Funds interact on a daily basis;

•	the efficacy of investment and trading strategies depends largely on the ability to establish and maintain an overall market position in a combination of financial instruments. Trading orders may not be executed in a timely and efficient manner due to various circumstances, including systems failures or human error. In such event, the GLG Funds might only be able to acquire some but not all of the components of the position, or if the overall position were to need adjustment, the GLG Funds might not be able to make such adjustment. As a result, the GLG Funds would not be able to achieve the market position selected by the management company or general partner of such funds, and might incur a loss in liquidating their position; and

•	the investments held by the GLG Funds are subject to risks relating to investments in commodities, equities, bonds, futures, options and other derivatives, the prices of which are highly volatile and may be subject to the theoretically unlimited risk of loss in certain circumstances, including if the fund writes a call option. Price movements of commodities, futures and options contracts and payments pursuant to swap agreements are influenced by, among other things, interest rates, credit market conditions, changing supply and demand relationships, trade, fiscal, monetary and exchange control programs and policies of governments and national and international political and economic events and policies. The value of futures, options and swap agreements also depends upon the price of the commodities underlying them. In addition, the assets of the GLG Funds are subject to the risk of the failure of any of the exchanges on which their positions trade or of their clearinghouses or counterparties. Most U.S. commodities exchanges limit fluctuations in certain commodity interest prices during a single day by imposing “daily price fluctuation limits” or “daily limits”, the existence of which may reduce liquidity or effectively curtail trading in particular markets.

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

When managing their exposure to market risks, the GLG Funds may from time to time use forward contracts, options, swaps, credit default swaps, caps, collars and floors or pursue other strategies or use other forms of derivative instruments to limit their exposure to changes in the relative values of investments that may result from market developments, including changes in prevailing interest rates, currency exchange rates and commodity prices. The success of any hedging or other derivative transactions generally will depend on the ability to correctly predict market changes, the degree of correlation between price movements of a derivative instrument, the position being hedged, the creditworthiness of the counterparty and other factors. As a result, while the GLG Funds may enter into a transaction in order to reduce their exposure to market risks, the transaction may result in poorer overall investment performance than if it had not been executed. Such transactions may also limit the opportunity for gain if the value of a hedged position increases.

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

In organizing our affairs such that we are able to meet the IME conditions, we will take account of a statement of practice published by the U.K. tax authorities on July 20, 2007 that sets out their interpretation of the law.

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

Our Principals, their Trustees and certain other stockholders who have entered into a voting agreement beneficially own shares of our common stock and Series A voting preferred stock which collectively represent approximately 51% of our voting power. Accordingly, they have the ability to elect our board of directors and thereby control our management and affairs. Therefore, we are a “controlled company” for purposes of Section 303(A) of the NYSE Listed Company Manual.

As a “controlled company”, we are exempt from certain governance requirements otherwise required by the NYSE, including the requirement that we have a nominating and corporate governance committee. Under these rules, a company of which more than 50% of the voting power is held by an individual, a group or another company is a “controlled company” and is exempt from certain corporate governance requirements, including requirements that (1) a majority of the board of directors consist of independent directors, (2) compensation of officers be determined or recommended to the board of directors by a majority of its independent directors or by a compensation committee that is composed entirely of independent directors and (3) director nominees be selected or recommended for selection by a majority of the independent directors or by a nominating committee composed solely of independent directors. We utilize some of these exemptions. For example, we do not have a nominating committee. Currently, our board of directors consists of three independent directors and four non-independent directors in reliance on the exemption from the majority independent director requirement. Accordingly, the procedures for approving significant corporate decisions can be determined by directors who have a direct or indirect interest in the matters and you do not have the same protections afforded to stockholders of other companies that are required to comply with the rules of the NYSE. In the event that the parties to the voting agreement cease to hold more than 50% of our voting power, we will cease being a “controlled company” and will no longer be exempt from the NYSE corporate governance requirements described above. Pursuant to the NYSE rules, once we cease being a “controlled company”, we will need to phase in to full compliance with the NYSE corporate governance requirements, including having a majority of independent directors and fully independent nominating and compensation committees, within one year from the date our “controlled company” status changes.

Because of their ownership of approximately 51% of our voting power, our Principals, their Trustees and certain other stockholders are also able to determine the outcome of all matters requiring stockholder approval (other than those requiring a super-majority vote) and may be able to cause or prevent a change of control of our company or a change in the composition of our board of directors, and may be able to preclude any unsolicited acquisition of our company. In addition, because they collectively may determine the outcome of a stockholder vote, they could deprive stockholders of an opportunity to receive a premium for their shares as part of a sale of our company, and that voting control could ultimately affect the market price of our common stock.

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

Because of their ownership of approximately 51% of the our voting power, the Principals, their Trustees and certain other stockholders may be able to determine the outcome of all matters requiring stockholder approval (other than those requiring a super-majority vote) and may be able to cause or prevent a change of control of our company or a change in the composition of our board of directors, and may be able to preclude any unsolicited acquisition of our company. Certain provisions of Delaware law may also delay or prevent a transaction that could cause a change in our control. The market price of our shares could be adversely affected to the extent that the Principals’ control over us, as well as provisions of our organizational documents, discourage potential takeover attempts that our stockholders may favor.

An active market for our common stock may not be sustained.

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

As a holding company, our ability to pay dividends is subject to the ability of our subsidiaries to provide cash to us. We intend to distribute dividends to our stockholders and/or repurchase our common stock at such time and in such amounts to be determined by our board of directors. Accordingly, we expect to cause our subsidiaries to make distributions to their stockholders or partners, as applicable, in an amount sufficient to enable us to pay such dividends to our stockholders or make such repurchases, as applicable; however, no assurance can be given that such distributions or stock repurchases will or can be made. Our board can reduce or eliminate our dividend, or decide not to repurchase our common stock, at any time, in its discretion. For example, in December 2008, in light of the existing economic environment, our board determined not to continue paying a regular dividend on its common stock in order to retain capital. The board will consider re-establishing the regular quarterly dividend as well as the payment of a special dividend as and when it determines appropriate in the future. Our subsidiaries will be required to make minimum tax distributions and intend to make limited partner profit share distributions to our key personnel pursuant to our limited partner profit share arrangement prior to distributing dividends to our stockholders or repurchasing our common stock. If our subsidiaries have insufficient funds to make these distributions, we may have to borrow funds or sell assets, which could materially adversely affect our liquidity and financial condition. In addition, our subsidiaries’ earnings may be insufficient to enable them to make required minimum tax distributions or intended limited partner profit share distributions to their stockholders, partners or members, as applicable, because, among other things, our subsidiaries may not have sufficient capital surplus to pay dividends or make distributions under the laws of the relevant jurisdiction of incorporation or organization or may not satisfy regulatory requirements of capital adequacy, including the regulatory capital requirements of the FSA in the United Kingdom or the Financial Groups Directive of the European Community. We are also prohibited under the terms of our borrowings from paying dividends until May 15, 2010 and thereafter, dividends may only be made after the outstanding principal amount of our term and revolving loans falls below $200 million, and are subject to certain restrictions on our repurchases of shares and warrants under our amended credit agreement.

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

As a result of the $506 million of net AUM that the Principals, the Trustees and certain key personnel have invested in the GLG Funds and managed accounts as of December 31, 2009, other investors in the GLG Funds may perceive conflicts of interest regarding investments in the GLG Funds in which the Principals, the Trustees and other key personnel are personally invested. Actual or perceived conflicts of interests could give rise to investor dissatisfaction or litigation and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with these conflicts of interest. Investor dissatisfaction or litigation in connection with conflicts of interest could materially adversely affect our reputation and our business in a number of ways, including as a result of redemptions by investors from the GLG Funds and a reluctance of counterparties do business with us.

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

Excluding 12,000,003 warrants beneficially owned by our founders and their affiliates, which are not currently exercisable, as of February 26, 2010, there were 42,484,674 outstanding warrants to purchase shares of common stock, which were exercisable beginning on December 21, 2007. These warrants would only be exercised if the $7.50 per share exercise price is below the market price of our common stock. To the extent they are exercised, additional shares of our common stock will be issued, which will result in dilution to our stockholders and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our shares.

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

U.S. persons who hold 10% or more (actually and/or constructively) of the total combined voting power of all classes of our voting stock may on the sale of the stock be subject to U.S. tax at ordinary income tax rates (rather than at capital gain tax rates) on the portion of their taxable gain attributed to undistributed offshore earnings. This would be the result if we are treated (for U.S. federal income tax purposes) as principally availed to hold the stock of foreign corporation(s) and the stock ownership in us satisfies the stock ownership test for determining controlled foreign corporation (CFC) status (determined as if we were a foreign corporation). A foreign corporation is a CFC if, for an uninterrupted period of 30 days or more during any taxable year, more than 50% of its stock (by vote or value) is owned by “10% U.S. Shareholders”. A U.S. person is a “10% U.S. Shareholder” if such person owns (actually and/or constructively) 10% or more of the total combined voting power of all classes of stock entitled to vote of such corporation. As of the end of 2009, approximately 31% of our stock is treated as directly or constructively owned by 10% U.S. Shareholders. Therefore, any U.S. person who considers acquiring (directly, indirectly and/or constructively) 10% or more of our outstanding stock should first consult with his or her tax advisor.

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

Our principal executive offices are located in 2,515 square feet of leased office space at 399 Park Avenue, 38th floor, New York, New York. We also lease approximately 10,000 square feet of office space at 390 Park Avenue, 20th Floor, New York, New York, a total of approximately 50,343 square feet of office space at One Curzon Street, London, England, approximately 1,185 square feet of office space in George Town, Grand Cayman, Cayman Islands, and approximately 1,453 square feet of office space in Geneva, Switzerland. We do not own any real property. We consider these facilities to be suitable and adequate for the management and operation of our business.

Item 3.	Legal Proceedings

On January 25, 2008, the Autorité des Marchés Financiers (“AMF”) notified us of proceedings relating to our trading in the shares of Infogrames Entertainment (“Infogrames”) on February 8 and 9, 2006, prior to the issuance by Infogrames on February 9, 2006 of a press release announcing poor financial results. The AMF’s decision to initiate an investigation into our trades in Infogrames was based on a November 19, 2007 report prepared by the AMF’s Department of Market Investigation and Supervision (the “Infogrames Report”). According to the Infogrames Report, the trades challenged by the AMF generated an unrealized capital gain for us as of the opening on February 10, 2006 of €179,000. The AMF investigation related solely to the conduct of a former employee; however, we were named as a respondent. If sustained, the charge against us could have given rise to an administrative fine under French securities laws. We filed our response to the Infogrames Report on May 23, 2008. On September 24, 2009, the Rapporteur issued a written report, concluding that we did not engage in any wrongdoing and recommending that the AMF dismiss the case against us. A hearing before the Commission des Sanctions of the AMF took place on November 12, 2009. On December 23, 2009, the AMF issued its final decision, dismissing the case against us and our former employee in its entirety.

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

Item 3A.	Executive Officers of the Registrant

The following table sets forth certain information concerning each of our executive officers:

Name	Age	Position

Noam Gottesman	48	Chairman of the Board and Co-Chief Executive Officer
Emmanuel Roman	46	Co-Chief Executive Officer
Pierre Lagrange	47	Senior Managing Director of GLG Partners LP
Simon White	51	Chief Operating Officer
Jeffrey Rojek	40	Chief Financial Officer
Alejandro San Miguel	41	General Counsel and Corporate Secretary

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

Emmanuel Roman has been our Co-Chief Executive Officer and a Director since November 2007. He has been a Managing Director and a Co-Chief Executive Officer of GLG since September 2005. From 2000 to April 2005, Mr. Roman served as a co-head of Worldwide Global Securities Services of Goldman Sachs International Limited. In 2003, Mr. Roman also became co-head of the European Equities Division and a member of the European Management Committee, a position he held until April 2005. In 1998, Mr. Roman was elected a partner of Goldman Sachs after two years as a Managing Director. Mr. Roman also served as co-head of Worldwide Equity Derivatives at Goldman Sachs from 1996 to 2000. Mr. Roman obtained an M.B.A. in Finance and Econometrics from the University of Chicago and a bachelor’s degree from the University of Paris.

Pierre Lagrange has been a co-founder and Senior Managing Director of GLG Partners LP since its formation in September 2000 and was a co-founder of the GLG Partners division of LBIE in 1995. He has also been a Director since February 2009. He has overall responsibility for a number of our global equity products, including the GLG European Equity Fund, the GLG Environment Fund, the GLG EAFE (Institutional) Fund and our flagship GLG European Long-Short Fund. Prior to 1995, Mr. Lagrange worked at Goldman Sachs managing global equity portfolios and at JP Morgan in government bond trading. He has an M.A. in Engineering from the Solvay Business School in Brussels.

Simon White has been our Chief Operating Officer since March 2008 and served as our Chief Financial Officer from November 2007 to March 2008. He has been GLG Partners LP’s Chief Operating Officer since September 2000. From 1997 to September 2000, he worked at LBIE as Executive Director and Branch Manager of the GLG Partners division. From 1995 to 1997, he was Chief Administrative Officer of Lehman Brothers’ European high net worth business. From 1993 to 1995, he was European Controller at Lehman Brothers. Prior to 1993, Mr. White worked at Credit Suisse First Boston and PaineWebber in a number of senior business and support roles in their London and New York offices. Mr. White is a chartered accountant and a fellow of the Institute of Chartered Accountants and has worked in the financial services business since 1986.

Jeffrey Rojek has been our Chief Financial Officer since March 2008. Prior to joining GLG, Mr. Rojek was an Audit and Advisory Partner at KPMG, in the firm’s New York financial services practice. He joined KPMG in 1991 and over his nearly 18 year career there worked with global banking, investment banking and other related financial services clients. From 2004 to 2006, he was based in KPMG’s national office advising on audit and accounting issues related to financial instruments. Prior to that, Mr. Rojek spent three years in Singapore as KPMG’s Regional Lead Partner for Deutsche Bank, Citigroup and Jones Lang Lasalle. Mr. Rojek has an M.B.A. from Columbia University and a B.S. from Fordham University.

Alejandro San Miguel has been our General Counsel and Corporate Secretary since November 2007. Mr. San Miguel was a partner at the law firm of Chadbourne & Parke LLP, one of GLG’s principal outside law firms, from 2001 until November 2007. He joined the law firm in 1996 from Thacher Profitt & Wood LLP where he worked since 1993. Mr. San Miguel received a J.D. from New York Law School and a B.A. from the University of Pennsylvania.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our units, common stock and warrants trade on the NYSE under the symbols “GLGU”, “GLG” and “GLGWS”, respectively. The following sets forth the high and low sales price of our units, common stock and warrants, as reported on the NYSE for the periods shown:

	Units		Common Stock		Warrants
	High	Low	High	Low	High	Low

2008:
First Quarter	$20.75	$15.70	$13.85	$10.76	$6.30	$4.05
Second Quarter	$17.04	$9.54	$12.25	$7.67	$4.80	$1.82
Third Quarter	$12.50	$5.18	$9.50	$4.51	$3.18	$0.35
Fourth Quarter	$6.00	$1.59	$5.95	$1.86	$0.67	$0.00
2009:
First Quarter	$3.23	$1.90	$3.44	$1.94	$0.15	$0.03
Second Quarter	$4.39	$3.02	$4.25	$2.26	$0.37	$0.06
Third Quarter	$8.06	$3.86	$4.61	$3.51	$0.42	$0.18
Fourth Quarter	$4.49	$2.75	$4.08	$2.51	$0.33	$0.10

On February 26, 2010 the last reported sale price for our units, common stock and warrants on the NYSE was $3.35 per unit, $2.78 per share and $0.15 per warrant, respectively. As of December 31, 2009 there was one holder of record of our units, eight holders of record of our common stock and four holders of record of our warrants, respectively.

On November 2, 2007, we initiated a $100.0 million repurchase program for shares of our common stock and warrants to purchase common stock which was approved by our Board of Directors effective through May 2, 2008. On February 4, 2008, the Board of Directors approved an increase of our repurchase program by an additional $100.0 million and extended the program through August 31, 2008, and most recently extended the program through February 8, 2011. Approximately $41.7 million remains available under the program for the repurchase of common stock and warrants as of February 26, 2010. Our repurchase program allows management to repurchase shares and warrants at its discretion. Our repurchases of shares and warrants are subject to certain restrictions under our amended credit agreement.

The table below sets forth information with respect to purchases made by or on behalf of the Company of warrants and shares of common stock during the year ended December 31, 2009 by month:

Issuer Repurchases of Equity Securities

				Maximum Approx.
			Total Number of	Dollar Value of
		Weighted	Warrants or Shares	Warrants or Shares
	Total Number of	Average Price	Purchased as Part of	that may yet be
	Warrants or	Paid per	Publicly Announced	Purchased Under the
Period	Shares Repurchased	Warrant or Share	Plans or Programs	Plans or Programs

January 1 — 31, 2009	33,468 shares	$2.42	33,468 shares	$109,299,199.49
February 1 — 28, 2009	28,290,535 shares	$2.27	28,290,535 shares	45,079,685.04
March 1 — 31, 2009	20,652 shares	$2.26	20,652 shares	45,033,011.52

Q1 Total	28,344,655 shares		28,344,655 shares

April 1 — 30, 2009	1,018 shares	$2.84	1,018 shares	45,030,120.40
May 1 — 31, 2009	40,418 shares	$3.58	40,418 shares	44,885,242.31
June 1 — 30, 2009	— shares	—	— shares	44,885,242.31

Q2 Total	41,436 shares		41,436 shares

July 1 — 31, 2009	605,167 shares	$4.08	605,167 shares	42,188,800.95
August 1 — 31, 2009	— shares	—	— shares	42,188,800.95
September 1 — 30, 2009	— shares	—	— shares	42,188,800.95

Q3 Total	605,167 shares	—	605,167 shares

October 1 — 31, 2009	— shares	—	— shares	42,188,800.95
November 1 — 30, 2009	168,115 shares	$2.73	168,115 shares	41,729,869.93
December 1 — 31, 2009	— shares		shares	41,729,869.93

Q4 Total	168,115 shares		168,115 shares

2009 Total	29,159,373 shares		29,159,373 shares

The Company declared a regular quarterly dividend of $0.025 per share of common stock in each of the first, second and third quarters of 2008 on all outstanding shares of common stock, including unvested shares of restricted stock under the Company’s equity-based plans. There was no quarterly dividend declared or paid for the fourth quarter of 2008. On February 25, 2008 the first quarterly dividend was declared payable on April 21, 2008 to holders of record on April 10, 2008. On June 16, 2008 the second quarterly dividend was declared payable on July 21, 2008 to holders of record on July 10, 2008. On September 26, 2008 the third quarterly dividend was declared payable on October 21, 2008 to holders of record on October 10, 2008. On December 30, 2008, the Company announced that its Board of Directors had determined not to continue paying a regular quarterly dividend on its common stock, including for the fourth quarter of 2008. During 2009, there were no dividends paid on the Company’s common stock.

Item 6.	Selected Financial Data

The following selected financial data for the five fiscal years ended December 31, 2009 was derived from the audited combined and consolidated financial statements of GLG and its subsidiaries. In November 2007, we completed the acquisition of GLG. Effective upon the consummation of the acquisition, (1) each Acquired Company became a subsidiary of ours, (2) the business and assets of GLG became our only operations and (3) we changed our name to GLG Partners, Inc. As the Acquisition was considered a reverse acquisition recapitalization for accounting purposes, the combined historical financial statements of GLG became our historical financial statements. The selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the combined and consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2005	2006	2007	2008	2009
	(US dollars in thousands)

Combined and Consolidated Statement of Operations Data:
Net revenues and other income:
Management fees, net	$137,958	$186,273	$287,152	$317,787	$152,528
Performance fees, net	279,405	394,740	678,662	107,517	114,605
Administration fees, net	311	34,814	64,224	69,145	25,685
Transaction charges	184,252	—	—	—	—
Other	1,476	5,039	10,080	542	8,056
Total net revenues and other income	603,402	620,866	1,040,118	494,991	300,874
Expenses:
Compensation, benefits and profit share	345,918	369,836	1,211,212	952,916	637,995
General, administrative and other	64,032	68,404	108,926	123,049	90,907
Amortization of intangible assets	—	—	—	—	2,768
Third party distribution, administration and service fees	—	—	—	—	3,276
Total expenses	409,950	438,240	1,320,138	1,075,965	734,946
Income (loss) from operations	193,452	182,626	(280,020)	(580,974)	(434,072)
Realized loss on available-for-sale investments	—	—	—	—	(21,855)
Gain on debt extinguishment	—	—	—	—	84,821
Gain on business combination — negative goodwill	—	—	—	—	21,122
Interest income, net	2,795	4,657	2,350	(16,613)	(11,503)
Income (loss) before income taxes	196,247	187,283	(277,670)	(597,587)	(361,487)
Income tax benefit/(expense)	(25,345)	(29,225)	(64,000)	(14,231)	2,102
Net income/(loss)	170,902	158,058	(341,670)	(611,818)	(359,385)
Net income (loss) attributable to common stockholders	$170,250	$157,876	$(310,508)	$(630,997)	$(318,951)
Distributions to Principals and Trustees	$(106,531)	$(165,705)	$(330,972)	$(118,354)	—
Dividend Paid	—	—	—	(16,210)	—
Net income/(loss) per share, basic	$1.25	$1.16	$(2.11)	$(2.97)	$(1.45)
Net income/(loss) per share, diluted	$0.87	$0.81	$(2.11)	$(2.97)	$(1.45)

	As of December 31,
	2005	2006	2007	2008	2009
	(US dollars in thousands)

Combined and Consolidated Balance Sheet Data:
Cash and cash equivalents	$236,261	$273,148	$429,422	$316,195	$263,782
Fees receivable	246,179	251,963	389,777	42,106	104,541
Working capital	42,387	183,388	220,583	112,304	190,907
Property and equipment, net	3,290	6,121	9,079	14,076	12,856
Total assets	495,340	557,377	984,137	488,382	500,781
Accrued compensation and benefits	247,745	289,301	467,887	148,531	138,686
Other liabilities	—	5,100	16,092	50,765	13,886
Loans payable, convertible notes and revolving credit facility	13,000	13,000	570,000	570,000	533,672
Total stockholders’ equity (deficit)	181,599	176,710	(244,230)	(377,549)	(283,569)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our combined and consolidated financial statements and the related notes included in or incorporated into Part II, Item 7 of this Annual Report on Form 10-K and the Risk Factors included in Part I, Item 1A of this Annual Report on Form 10-K, as well as other cautionary statements and risks described elsewhere in this Annual Report on Form 10-K. The information in this section contains forward-looking statements. Our actual results may differ significantly from the results suggested by these forward-looking statements and our historical results. Some factors that may cause our results to differ are described in “Risk Factors” under Part I, Item 1A of this Annual Report on Form 10-K. We wish to caution you not to place undue reliance on these forward-looking statements, which speak only as of the date made.

General

Our Business

We are a global asset management company offering our clients a wide range of performance-oriented investment products and managed account services. Our primary business is to provide investment management advisory services for various investment funds and companies (the “GLG Funds”) and accounts we manage. We derive our revenues primarily from management fees and administration fees charged to the GLG Funds and accounts we manage based on the value of the assets in these funds and accounts, and performance fees charged to the GLG Funds and accounts we manage based on the performance of these funds and accounts. Substantially all of our assets under management, or AUM, are attributable to third-party investors, and the funds and accounts we manage are not consolidated into our financial statements. As of December 31, 2009, our net AUM (net of assets invested in other GLG Funds) were approximately $22.2 billion, as compared to approximately $21.6 billion as of September 30, 2009 and approximately $15.0 billion as of December 31, 2008. As of December 31, 2009, our gross AUM (including assets invested in other GLG Funds) were approximately $24.4 billion, as compared to approximately $24.0 billion as of September 30, 2009 and approximately $16.5 billion as of December 31, 2008.

On December 19, 2008, we entered into (i) an agreement with Société Générale Asset Management (“SGAM”) to acquire Société Générale Asset Management UK (“SGAM UK”), Société Générale’s UK long-only asset management business, for £4.5 million (approximately $6.5 million) in cash and (ii) a sub-advisory agreement with SGAM UK related to approximately $3.0 billion of AUM. On April 3, 2009, we completed the acquisition of SGAM UK’s operations, which had approximately $7.0 billion of AUM as of that date, and its investment and support staff, based primarily in London, and the sub-advisory agreement was terminated.

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

In this Management’s Discussion and Analysis of Financial Condition and Results of Operations, references to “GLG” refer to the combined business of the GLG Entities prior to November 2, 2007, and references to “we”, “us, “our” and “the Company” refer to the business of GLG Partners, Inc. and its subsidiaries from and after November 2, 2007.

Factors Affecting Our Business

Our business and results of operations are impacted by the following factors:

•	Assets under management. Our revenues from management and administration fees are directly linked to AUM. As a result, our future performance will depend on, among other things, our ability to retain AUM and to grow AUM from existing and new products and the mix of our AUM between different products and associated fee rates.

•	Fund and managed account performance. Our revenues from performance fees are linked to the performance of the GLG Funds and accounts we manage. Performance also affects AUM because it influences investors’ decisions to invest assets in, or withdraw assets from, the GLG Funds and accounts managed by us.

•	Currency exchange rates. The GLG Funds typically offer share classes denominated in multiple currencies and as a result, earn fees in those currencies based on the AUM denominated in those currencies. Consequently, our fee revenues are affected by exchange rate movements.

•	Personnel, systems, controls and infrastructure. We depend on our ability to attract, retain and motivate leading investment and other professionals. Our business requires significant investment in our fund management platform, including infrastructure and back-office personnel. We have in the past paid, and expect to continue in the future to pay, these professionals significant compensation, even during periods we are not profitable, as well as a share of our profits.

•	Fee rates. Our management and administration, service and distribution fee revenues are linked to the fee rates we charge the GLG Funds and accounts we manage as a percentage of their AUM. Our performance fees are linked to the rates we charge the GLG Funds and accounts we manage as a percentage of their performance-driven asset growth, subject to “high water marks”, whereby performance fees are earned by us only to the extent that the net asset value of an investors shares in a GLG Fund or the net asset value of an account we manage at the end of a measurement period exceeds the highest net asset value on a preceding measurement period end for which we earned performance fees, and/or subject, in some cases, to performance hurdles.

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

Assets Under Management

Our assets under management, or AUM, are comprised of cash balances, discretionary managed accounts and fund assets. The net asset value (NAV) of AUM related to discretionary managed accounts is determined by the third party administrator of those accounts. Our related management, administration and performance fees are determined pursuant to the terms of the respective clients’ investment management agreement, which in turn refer to the NAV of those accounts as determined by the administrator. The NAV of fund assets in the GLG Funds is determined by the third party administrator of the GLG Funds. The administrators of the GLG Funds utilize the fair value methodology described below in determining the NAV of the respective fund assets.

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

General Range of Redemption Request
Product	Advance Notice Periods*

Alternative strategies funds	5-60 days
Long-only strategies funds	1-5 days
130/30 strategies funds	1-5 days
Internal FoF	1-30 days
External FoF	45-90 days

*	Days are defined in the prospectus of each GLG Fund and the definition may be business days or calendar days depending on the GLG Fund

Performance Fees

Performance fee rates are calculated where applicable as a percentage of investment gains less management and administration fees, subject to “high water marks” and in some cases performance hurdles with a measurement period of generally six months. Funds subject to performance hurdles are: most long-only (only to the extent those funds have a performance fee) and 130/30 strategies funds, four external FoFs, seven alternative strategies funds, and certain managed accounts.

We do not recognize performance fee revenues until the period when the amounts are contractually payable, or “crystallized”.

The majority of the GLG Funds and accounts managed by us have contractual measurement periods that end on each of June 30 and December 31. As a result, the performance fee revenues for our first fiscal quarter and third fiscal quarter results generally, do not reflect revenues from uncrystallized performance fees during these three month periods. These revenues will be reflected instead at the end of the fiscal quarter in which such fees crystallize.

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

Because forfeited awards are returned to the limited partnerships, and not to us, the forfeited shares remain issued and outstanding and the cash and shares held by the limited partnerships may be reallocated, with or without vesting requirements, without further dilution to our shareholders. The equity instruments issued under this plan are recorded at their fair value on the measurement date, which date is typically upon the inception of the services that will be performed, remeasured at subsequent dates to the extent the awards are unvested, and amortized into expense over the vesting period on an accelerated basis.

Ten million shares of our common stock, which were part of the purchase price in respect of the Acquisition, were reserved for allocation under the Restricted Stock Plan. Of these shares, 9,877,000 shares were allocated to our employees, service providers and certain key personnel in November 2007. As of December 31, 2009, 2,196,250 shares under the Restricted Stock Plan were unallocated following forfeitures (net of new allocations). These awards are subject to vesting, typically over four years, which may be accelerated. In 2007, we also adopted the 2007 Long-Term Incentive Plan (the “2007 LTIP”) under which we were authorized to issue up to 40,000,000 shares and which, other than with respect to outstanding awards, was terminated and replaced in its entirety by the 2009 Long-Term Incentive Plan (the “2009 LTIP”), adopted by our board of directors and approved by our shareholders on May 11, 2009. The 2009 LTIP authorizes the delivery of a maximum of 40,000,000 shares, in addition to the approximately 6,100,000 shares that remained available for awards under the 2007 LTIP as of May 11, 2009. In addition, to the extent that any outstanding awards under our 2007 LTIP are canceled, forfeited or otherwise lapse unexercised pursuant to the terms of that plan, the shares underlying those awards will be available for awards under the 2009 LTIP.

References herein to the “LTIP” shall in context be to the 2007 LTIP and the 2009 LTIP. As of December 31, 2009, there were a total of 40,727,482 shares available for awards under the LTIP. The LTIP provides for the grants of incentive and non-qualified stock options, stock appreciation rights, common stock, restricted stock, restricted stock units, performance units and performance shares to employees, service providers, non-employee directors and certain key personnel who hold direct or indirect limited partnership interests in certain GLG entities. Shares of restricted stock awarded under the Restricted Stock Plan and the LTIP are issued and outstanding shares, except in the case of awards under these plans to personnel who are members of the limited partner profit share arrangement in which case shares are issued and become outstanding only as the awards vest. Unvested awards under the LTIP and Restricted Stock Plan which are forfeited, to the extent shares are issued, are returned to us and canceled.

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

All of these arrangements are amortized into expense over the applicable vesting period using the accelerated method. As a result, following the completion of the Acquisition, compensation and benefits reflect the amortization of significant non-cash equity-based compensation expenses associated with the vesting of these equity-based awards, which under GAAP acts to reduce our net income and may result in net losses.

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

Our forfeiture assumptions with respect to forfeitures among our stock awards under the Restricted Stock Plan, equity participation plan and LTIP have been set to an assumed rate of 10% per annum. The forfeiture assumption for the agreement among the principals and trustees remains at zero. In the third quarter of 2008, we changed our forfeiture assumption with respect to forfeitures of the cash component of the equity participation plan to align with the equity component to an assumed rate of 10% per annum.

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

Where an alternative strategies fund or internal FoF managed by us invests in an underlying alternative strategies fund managed by us, the “investing fund” is the top level GLG Fund into which a client invests and the “investee fund” is the underlying GLG Fund into which the investing fund invests. For example, if the GLG European Long-Short Fund invests in the GLG Utilities Fund, the GLG European Long-Short Fund is the investing fund and the GLG Utilities Fund is the investee fund.

Management Fees

Our gross management fee rates charged to GLG Funds are set as a percentage of fund AUM. Management fee rates vary depending on the product, as set forth in the table below (subject to fee treatment of fund-in-fund reinvestments as described below):

General Range of Gross Fee Rates
(% of AUM)
Product	As of December 31, 2009

Alternative strategies funds*	1.50% — 2.50%	**
Long-only strategies funds	0.30% — 2.25%
130/30 strategies funds	1.25% — 2.25%
Internal FoF***	0.25% — 1.50%	** (at the investing fund level)
External FoF****	1.00% — 1.95%

*	Excludes the GLG European Long-Short (Special Assets) Fund, the GLG North American Opportunity (Special Assets), the GLG European Opportunity (Lehman Recovery) Fund, the GLG Technology (Lehman Recovery) Fund, and the GLG Market Neutral Sidepocket where the management fee is 0.50%.

**	When one of the alternative strategies funds or internal FoFs managed by us invests in an underlying single-alternative strategies fund managed by us, management fees are charged at the investee fund level, except in the case of (1) the GLG Multi-Strategy Fund where management fees are charged at both the investee and investing fund levels and (2) the GLG Balanced Managed Fund and the GLG Stock Market Managed Fund where management fees are charged only at the investing fund level.

***	Excludes the GLG Global Opportunity (Special Assets) Fund.

****	Excludes the GLG MMI Diversified (Special Assets II) Fund and the GLG MMI Enhanced (Special Assets) Fund.

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

During 2009, the mix of our AUM changed from higher fee-yielding alternative strategies products into lower fee-yielding long-only and managed account products. The effect of this shift has reduced our management fee yields when measured as a percentage of our overall AUM. The acquisition of SGAM UK which consisted of long-only funds and managed accounts that have lower management fee yields than our alternative strategies products has also contributed to our lower management fee yields. We expect that the effect on our management fee yields in future periods will continue to be dependent upon specific inflows, outflows and other related factors such as these.

Performance Fees

Our gross performance fee rates where applicable for GLG Funds are set as a percentage of fund performance, calculated as investment gains (both realized and unrealized), less management and administration fees, subject to “high water marks” and, in the case of most long-only and 130/30 funds, four external FoFs, seven alternative strategies funds, and certain managed accounts, to performance hurdles. As a result, even when a GLG Fund has positive fund performance, we may not earn a performance fee due to negative fund performance in prior measurement periods and in some cases due to a failure to reach a hurdle rate. High water marks and performance hurdles, are determined on a fund by fund and investor by investor basis and performance fees are not netted across funds, other than in the case of the special assets funds related to the GLG Emerging Markets Fund, the GLG European Long-Short Fund and the GLG North American Opportunity Fund. The special assets funds do not earn a performance fee until an investor’s high water mark across both the special assets fund and its original fund is exceeded. Accordingly, any funds above high water marks and applicable performance hurdles at the end of the relevant measurement period will contribute to performance fee revenue.

As of December 31, 2009 we had approximately $7.5 billion, or 60%, of AUM above water or within 5% of their respective high water marks out of a potential $12.5 billion in performance fee eligible AUM. We had another $0.8 billion, or 6%, of AUM, within 5% to 10% of their respective high water marks. Additionally, approximately $4.2 billion of AUM (excluding special asset vehicles and funds in the process of closing) are more than 10% below their high water marks. High water marks are calculated by share class for each GLG Fund.

Fund performance through December 31, 2009 has generally reduced the additional performance necessary to re-achieve the high-water marks for many GLG Funds, however, for some funds significant high water marks remain. Accordingly, even if our funds that are below high water marks have positive performance in subsequent performance periods, our ability to earn performance fees during those periods will be adversely impacted due to the number of funds subject to high water marks and the amounts to be recovered.

Performance fee rates vary depending on the product, as set forth in the table below (subject to fee treatment of fund-in-fund investments as described below):

	General Range of Gross Fee Rates
	(% of Investment Gains)
Product	As of December 31, 2009

Alternative strategies funds	10	% — 30%*
Long-only strategies funds	0	% — 20% (may be subject to performance hurdle)
130/30 strategies funds	20	% (may be subject to performance hurdle)
Internal FoF	0	% — 20%* (at the investing fund level)
External FoF**	5	% — 10% (may be subject to performance hurdle)

*	When one of the alternative strategies funds or internal FoFs managed by us invests in an underlying alternative strategies funds managed by us, performance fees are charged at the investee fund level, except in the case of the GLG Global Aggressive Fund where performance fees are charged at both the investee and investing fund levels to the extent, if any, that the performance fee charged at the investing fund level is greater than the performance fee charged at the investee fund level.

**	We do not recognize performance fee revenues until the end of the measurement period when the amounts are crystallized, which for the majority of the investment funds and accounts managed by us is on June 30 and December 31.

Due to the impact of foreign currency exposures on management and performance fees, we have elected to utilize cash flow hedge accounting to hedge a portion of our anticipated foreign currency denominated revenue. The effective portion of the hedge is recorded as a component of other comprehensive income and is released into management or performance fee income, respectively, when the hedged revenues impact the income statement. The ineffective portion of the hedge is recorded each period as derivative gain or loss in other income or other expense, respectively. See “Quantitative and Qualitative Disclosures About Market Risk — Exchange Rate Risk” in Part II, Item 7A, of this Annual Report for a further discussion of our foreign exchange and hedging activities.

We typically do not recognize performance fee revenues until the period when the amounts are crystallized, which for the majority of the investment funds and accounts managed by us is on June 30 and December 31.

Additionally, various funds have significant high water marks. Until these funds either generate investment returns that overcome these high water marks, or these funds experience net inflows that carry no high-water marks and/or new funds are launched without high-water marks, performance fees may be limited.

Administration Fees

Our gross administration fee rates charged to GLG Funds are set as a percentage of the fund AUM. Administration fee rates vary depending on the product. From our gross administration fees, we pay sub-administration fees to third-party administrators, with the residual fees recognized as our net administration fee. Administration fees are generally paid monthly, one month in arrears.

When one of the alternative strategies funds or internal FoFs managed by us invests in an underlying fund managed by us, administration fees are charged at both the investing and investee fund levels.

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

Expenses

Compensation, Benefits and Profit Share

To attract, retain and motivate the highest quality investment and other professionals, we provide significant remuneration through salary, discretionary bonuses, profit sharing and other benefits. We have built an experienced and highly-regarded investment management team of 130 investment professionals.

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

Following the Acquisition, our GAAP employee compensation expense reflects share-based and other compensation recognized in respect of (a) the equity participation plan, the 10,000,000 shares allocated for the benefit of employees, service providers and certain key personnel under the Restricted Stock Plan, approximately 250,000 shares awarded to employees and certain key personnel under the 2007 LTIP at the closing of the Acquisition, and the agreement among the principals and trustees (collectively, the “Acquisition-related compensation expense”) and (b) share-based compensation recognized in respect of shares awarded post-Acquisition under the LTIP.

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

The components of non-GAAP CBP are:

•	Base compensation — contractual compensation paid to employees in the form of base salary, which is expensed as incurred.

•	Variable compensation — payments that arise from the contractual entitlements of personnel to a fixed percentage of certain variable fee revenues attributable to such personnel with respect to GLG Funds and managed accounts. The liability for variable compensation is a formulaic obligation calculated by reference to and payable following the crystallization of fee revenues at the end of each fee period, which may be monthly, quarterly, annually or semi-annually (on June 30 or December 31) depending on the fee source.

•	Discretionary compensation — payments that are determined by our management in its sole discretion and are generally linked to performance. In determining such payments, our management considers, among other factors, the ratio of total discretionary compensation to total revenues; however, this ratio may vary between periods and, in particular, significant discretionary bonuses may still be paid in a period of low performance for retention and incentivization purposes. This discretionary compensation is paid to employees in the form of a discretionary cash bonus or share-based compensation. Discretionary compensation is generally declared and paid following the end of each calendar year. However, the estimated discretionary compensation charge is adjusted monthly based on the year-to-date profitability and revenues recognized on a year-to-date basis. As the majority of the GLG Funds crystallize their performance fees at June 30 and December 31, the majority of discretionary compensation expense crystallizes at year end and is typically paid in January and February following the year end. We implemented a deferred compensation program for employees and limited partners in respect of discretionary compensation for 2009. A portion of the discretionary compensation allocated to our investment and other professionals will be deferred in annual installments until the first quarter 2012.

Deferred awards given to certain investment professionals and marketers will be invested on their behalf into GLG Funds, aligning portfolio manager and marketers’ incentives with those of the investors in such funds and, indirectly, our shareholders. Deferred awards and any related investment earnings or losses will vest to the extent that there are no forfeitures, in two equal installments on March 31, 2011 and 2012 and will be accounted for on a straight line basis. Deferred awards for all other personnel will be issued in the form of our common stock, aligning their incentives with our shareholders. The common stock will also vest over a two year period to the extent that there are no forfeitures, in two equal installments on March 31, 2011 and 2012 and will be accounted for on an accelerated method basis.

•	Limited partner profit share — distributions of limited partner profit share under the limited partner profit share arrangement described below.

•	Post-Acquisition LTIP — post-Acquisition share based awards to employees and limited partners who are participants in the limited partner profit share arrangement under the LTIP.

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

Allocation of Profit Shares to Individual Members of LLPs

Profit allocations made to the LLPs by GLG Partners LP and GLG Partners Services LP make up substantially all of the LLPs’ net profits for each period. Members are entitled to a base limited partner profit share priority drawing, which is a fixed amount and paid as a partnership draw. Certain members are also entitled to a variable limited partner profit share priority drawing based on a fixed percentage of certain variable fee revenues attributable to such personnel with respect to GLG Funds and managed accounts, which are paid as a partnership draw. After year end, the managing members of the LLPs will declare discretionary allocations to the key personnel who participate in the limited partner profit share arrangement and who are LLP members from the remaining balance of the LLPs’ net profits, after taking into account the base and variable limited partnership profit share priority drawings, based on their view of those individuals’ contribution to the generation of these profits. This process will typically take into account the nature of the services provided to us by each key personnel, his or her seniority and the performance of the individual during the period. Profit allocations, net of any amounts paid during the year as priority partnership drawings, are typically paid to the members in January and February following each year end.

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

We implemented a deferred compensation program for employees and limited partners in respect of discretionary compensation for 2009. A portion of the discretionary compensation allocated to our investment and other professionals will be deferred in annual installments until the first quarter 2012. Deferred awards given to certain investment professionals and marketers will be invested on their behalf into GLG Funds, aligning portfolio manager and marketers’ incentives with those of the investors in such funds and, indirectly, our shareholders. Deferred awards and any related investment earnings or losses will vest to the extent that there are no forfeitures, in two equal installments on March 31, 2011 and 2012 and will be accounted for on a straight line basis. Deferred awards for all other personnel will be issued in the form of our common stock, aligning their incentives with our shareholders. The common stock will also vest over a two year period to the extent that there are no forfeitures, in two equal installments on March 31, 2011 and 2012 and will be accounted for on an accelerated method basis.

Acquisition-Related Compensation Expense

Following the Acquisition, our GAAP compensation, benefits and profit share expense reflects share-based and other compensation recognized with respect to (a) the 15% of the total consideration of cash and capital stock received collectively by Sage Summit LP and Lavender Heights Capital LP in connection with the Acquisition (including with respect to the cash portion of the awards under the equity participation plan in the aggregate amounts of $91 million, $48 million and $6 million for the three 12-month periods beginning with the consummation of the Acquisition), the 10,000,000 shares allocated for the benefit of employees, service providers and certain key personnel under the Restricted Stock Plan, approximately 250,000 shares awarded to employees and certain key personnel under the 2007 LTIP at the closing of the Acquisition, and the agreement among the principals and trustees and (b) dividends paid on unvested shares that are ultimately not expected to vest.

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

We previously recognized transaction costs relating to the acquisition of SGAM UK as a prepaid expense and other asset as at December 31, 2008. Due to the changes in U.S. GAAP related to business combinations, we elected to expense transaction costs relating to the acquisition in the period to which the cost relates, retrospectively restating prior period results.

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

In addition, we assess the underlying performance of our business based on the measure “non-GAAP adjusted net income”, which adjusts net loss before non-controlling interests for (1) the Acquisition-related compensation expense, (2) the tax benefit related to Acquisition-related compensation that is tax deductible for GAAP purposes, (3) any gains or losses realized from investments in GLG Funds held by equity participation plan participants in connection with the Acquisition, (4) the cumulative dividends payable to the holders of exchangeable shares of its FA Sub 2 Limited subsidiary in respect of its estimate of the net taxable income of FA Sub 2 Limited allocable to such holders multiplied by an assumed tax rate, (5) the gain on business combination arising from the purchase of SGAM UK, and (6) amortization of the intangible assets recognized in relation to the acquired management contracts of SGAM UK and its associated tax effect. See “— Results of Operations — Adjusted Net Income” for reconciliation between the periods presented.

We believe that excluding the impact of the above enhances the comparisons to our core results of operations with historical periods and provides a better measure of our economic income.

Non-GAAP CBP and non-GAAP total expenses are not measures of financial performance under GAAP and should not be considered as an alternative to GAAP compensation, benefits and profit share expense or GAAP total expense, respectively. Further, non-GAAP adjusted net income is not a measure of financial performance under GAAP and should not be considered as an alternative to GAAP net income as an indicator of our operating performance or any other measures of performance derived in accordance with GAAP.

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

Under a change in accounting standards effective for fiscal years beginning after December 31, 2008, accounting and reporting for minority interests will be recharacterized as non-controlling interests and classified as a component of equity. The changes affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. The primary impact of the change was the reclassification of minority interests from liabilities to stockholders’ equity and their re-labeling as “non-controlling interests”. In addition, under the prior standard, non-controlling interests only shared in losses to the extent that they had available equity to absorb losses. Under the new standard the non-controlling interests prospectively fully share in losses as well as profits, even if there is no contractual obligation to fund losses.

Assets Under Management

During 2009, the mix of our AUM changed from higher fee-yielding alternative strategies products into lower fee-yielding long-only strategies and managed account products. The effect of this shift has reduced our management fee yields when measured as a percentage of our overall AUM. The acquisition of SGAM UK which consisted of long-only strategies funds and managed accounts that have lower management fee yields than our alternative strategies products has also contributed to our lower management fee yields. We expect that the effect on our management fee yields in future periods will continue to be dependent upon specific inflows, outflows and other related factors such as these.

Year Ended December 31, 2009 Compared to December 31, 2008

Change in AUM between December 31, 2009 and December 31, 2008

	As of December 31,
	2009	2008	Change
	(U.S. dollars in millions)

Alternative Strategies(1)	$11,501	$12,518	$(1,017)
Long-only Strategies(2)	12,864	4,026	8,838

Gross AUM	$24,365	$16,544	$7,821

Less: alternative strategy investments in GLG Funds	(1,088)	(1,503)	$415
Less: long-only strategy investments in GLG Funds	(1,103)	(2)	(1,101)

Net AUM	$22,175	$15,039	$7,136

	Year Ended December 31,
	2009	2008

Average gross AUM	$20,628	$24,763
Average net AUM	$18,643	$21,049
Opening net AUM	$15,039	$24,612

Inflows	14,567	13,608
Outflows	(11,353)	(14,881)

Inflows (net of redemptions)	3,214	(1,273)
Performance (gains net of losses and fees)	2,892	(7,605)
Currency translation impact (non-USD AUM expressed in USD)	1,030	(695)

Closing net AUM	$22,175	$15,039

(1)	Alternative strategy gross AUM includes all alternative strategy funds, all 130/30 strategy funds and all managed accounts managed in accordance with alternative and 130/30 strategies.

(2)	Long-only strategy gross AUM includes all long-only funds and managed accounts managed in accordance with a long-only strategy, and for 2009 all SGAM UK net AUM acquired on April 3, 2009, but for 2008 excludes the approximately $3 billion of AUM mandated in December 2008 pursuant to a sub-advisory arrangement with SGAM UK which terminated upon the acquisition of SGAM UK on April 3, 2009.

During 2009, our net AUM increased by 47.4% to $22.2 billion and our gross AUM increased by 47.3% to $24.4 billion. The increase in AUM was attributable to the following:

•	Positive fund and managed account performance during 2009, resulting in performance gains (net of losses and fees) of $2.9 billion.

•	Inflows (net of redemptions) of $3.2 billion in AUM during 2009, which were primarily driven by:

•	Long-only strategy net inflows of $3.4 billion, which was composed of subscriptions of $9.8 billion offset by redemptions of $6.4 billion, including inflows of $2.6 billion of subscriptions attributable to the AUM acquired with SGAM UK in the second quarter of 2009; and

•	Alternative strategy net outflows of $0.2 billion, which was composed of redemptions of $5.0 billion offset by subscriptions of $4.8 billion.

•	A weakening of the U.S. dollar against other currencies in which a portion of our funds and managed accounts are denominated, which resulted in positive foreign exchange impact on AUM of $1.0 billion during 2009.

The ratio between net and gross AUM increased during 2009 as compared to 2008, reflecting decreased relative levels of fund-in-fund investments, with respect to investments by our FoF products in certain funds managed by us and investments by certain alternative strategy funds managed by us in other alternative strategy funds managed by us.

As of December 31, 2009, approximately $0.3 billion of AUM were in GLG Funds for which the related fund boards of directors had suspended redemptions. The funds included: the GLG Credit Fund, the GLG Event Driven Fund, the GLG Global Utilities Fund, the GLG MMI Enhanced Fund, the GLG MMI Enhanced II Fund, the GLG EAFE (Institutional) Fund, the GLG Performance Fund and the GLG Loan Fund. We continue to receive full management fees for a majority of these funds.

On July 1, 2009, the GLG Market Neutral Fund was restructured to create a side pocket with approximately $0.3 billion of AUM which earns a reduced management fee of 0.5% and paid cash redemptions of approximately $0.4 billion. The remaining AUM in the GLG Market Neutral Fund of approximately $0.6 billion as of December 31, 2009 will continue to earn full management and administration fees.

In addition, as of December 31, 2009, we managed special assets funds which are principally comprised of private placement and other not readily realizable investments that have been transferred from other GLG funds totaling approximately $1.0 billion. These special assets funds included GLG Emerging Markets (Special Assets) Fund, GLG European Long-Short (Special Assets) Fund, GLG North American Opportunity (Special Assets) Fund, GLG Global Opportunity (Special Assets) Fund, GLG MMI Diversified Special Assets Fund, GLG European Opportunity (Lehman Recovery) Fund, GLG Technology (Lehman Recovery) Fund, GLG MMI Diversified (Special Assets II) Fund, and the GLG MMI Enhanced (Special Assets) Fund. The purpose of the special assets funds is to permit the orderly sale of these investments. As investments held by the special assets funds are sold, proceeds will be used to redeem investors from those funds. Other than the GLG Emerging Markets (Special Assets) Fund, which has a management fee of 2.0%, all of the above funds have reduced management fees.

On September 15, 2008, Lehman Brothers Holdings Inc. (the ultimate parent company of the Lehman Brothers group) filed for Chapter 11 bankruptcy in the United States and LBIE, the principal European broker-dealer for the Lehman Brothers group, was placed into administration by order of the English court. Lehman Brothers’ prime brokerage unit in the United Kingdom was one of the business groups forming part of LBIE. Other Lehman Brothers entities have also filed for or commenced insolvency-related proceedings, including Lehman Brothers Inc. (“LBI”), Lehman Brothers’ U.S. broker-dealer.

Nearly all of the GLG Funds and several of the GLG institutional managed accounts existing at that time utilized LBIE as a prime broker. All of the GLG Funds and managed accounts existing at that time had LBIE, and a small number of GLG Funds and managed accounts had LBI, as a trading counterparty. In addition, all of GLG’s private client managed accounts at that time used LBIE, and a small number of GLG’s private clients additionally used LBI, as a custodian and broker for their accounts. As a consequence of LBIE being in administration, the GLG Funds and, to the best of our knowledge, the managed accounts which used LBIE as a prime broker, have been unable to access their assets, including all securities and cash, deposited with LBIE.

On December 29, 2009, the administrators of LBIE announced that the conditions to effectiveness of the Claims Resolution Agreement (the “CRA”), a voluntary contractual scheme binding upon LBIE and those clients of LBIE party to it had been satisfied and the CRA became effective on January 21, 2010. All of the relevant GLG Funds became signatories to the CRA. The CRA provides a framework pursuant to which signatories’ trust asset and other claims against LBIE will be resolved resulting in, among other things, the return of trust assets, the determination and discharge of amounts owing to and from LBIE, the implementation of setoff rights and the crystallization of an admitted unsecured claim against LBIE.

The net direct exposure of each effected GLG Fund to LBIE and the other entities in the Lehman Brothers group is reflected in the net asset value of each fund and carried by the fund at fair value. The fair value of the exposure is determined on the basis of the best information available to us from time to time, including information received from LBIE, that the claims of the GLG Funds which are signatories to the CRA will be determined as provided in the CRA and on the basis of legal and professional advice obtained for the purpose of determining the rights and obligations of each relevant GLG Fund. Fair value is also determined on the basis of certain assumptions which we believe to be reasonable, including with respect to the level of shortfalls in the recovery of trust assets, the level of recovery from LBI, the level of recovery on client money claims and the ultimate recovery on unsecured claims. The fair value of the exposure is reviewed regularly, including the assumptions, with the relevant GLG Fund’s directors, independent fund administrator and independent auditors, as necessary.

We are unable to estimate the exposure our institutional managed accounts have to LBIE as a prime broker because the clients in these cases maintain the relationships with their third party service providers, such as prime brokers, custodians and administrators, nor do we have access to the terms of their agreements with LBIE or know the extent of exposure these clients may have to LBIE outside their managed account with us.

As a consequence of the administration of LBIE and the liquidation proceedings under the Securities Investor Protection Act of 1970, as amended, of LBI, our private clients have been unable to access their assets, including all securities and cash, in their respective accounts with LBIE or LBI managed by us. To the extent our private clients’ assets constitute securities held in custody by LBIE or LBI, we believe the clients should recover these securities to the extent these securities do not collateralize amounts owing by our clients to LBIE or LBI. To the extent our private client’s assets constitute cash held by LBIE as client money, we believe the clients should recover in the same proportion as all LBIE clients recover client money, with any shortfall generally resulting in an unsecured claim against the LBIE estate. To the extent private clients are owed amounts under trading contracts with LBIE or LBI, we believe such amounts will constitute unsecured claims against LBIE or LBI, as the case may be. Notwithstanding the foregoing, the position of any individual private client will depend on the facts and circumstances surrounding such private client’s claims, as well as their particular legal rights and obligations pursuant to their agreements with LBIE or LBI.

The GLG Funds and our managed accounts have, in the aggregate, recognized losses as a result of the foregoing and, the GLG Funds and managed accounts may incur additional losses if our estimates change and/or the assumptions we have made, information we have received, including from LBIE, or outside opinions we have obtained prove incorrect. In any event, the GLG Funds and managed accounts will suffer substantial delay before there is a final resolution of their claims and the ultimate recovery. If our clients, including the GLG Funds, do not fully recover their assets, suffer losses or substantial delays, they might redeem their investments, lose confidence in us and or make claims against us, our affiliates and/or the GLG Funds, any of which could have a material adverse effect on our business, results of operations or financial condition.

Year Ended December 31, 2008 Compared to December 31, 2007

Change in AUM between December 31, 2008 and December 31, 2007

	As of December 31,
	2008	2007	Change
	(U.S. dollars in millions)

Alternative strategies(1)	$12,518	$22,704	$(10,186)
Long-only strategies(2)	4,026	6,382	(2,356)

Gross AUM	16,544	29,086	(12,542)
Less: alternative strategy investments in GLG Funds	(1,503)	(4,474)	2,971
Less: long-only strategy investments in GLG Funds	(2)	—	(2)

Net AUM	$15,039	$24,612	$(9,573)

(1)	Alternative strategy gross AUM includes all alternative strategy funds, all 130/30 strategy funds and all managed accounts managed in accordance with alternative and 130/30 strategies.

(2)	Long-only strategy gross AUM includes all long-only funds and managed accounts managed in accordance with a long-only strategy, but excludes for 2008 the approximately $3 billion of AUM mandated in December 2008 pursuant to a sub-advisory arrangement with SGAM UK which terminated upon the acquisition of SGAM UK on April 3, 2009.

	Year Ended December 31,
	2008	2007

Average gross AUM	$24,763	$22,090
Average net AUM	21,049	18,981

Opening net AUM	$24,612	$15,154

Inflows	13,608	12,191
Outflows	(14,881)	(6,114)

Inflows (net of redemptions)	(1,273)	6,077
Performance (gains net of losses and fees)	(7,605)	2,383
Currency translation impact (non-USD AUM expressed in USD)	(695)	997

Closing net AUM	$15,039	$24,612

During 2008, our net AUM decreased by 38.9% to $15.0 billion and gross AUM decreased by 43.1% to $16.5 billion. The decline in AUM was attributable to the following:

•	Negative fund and managed account performance during 2008, resulting in performance losses (net of gains) of approximately $7.6 billion.

•	Net outflows of $1.3 billion of AUM for 2008, which were primarily driven by:

•	Net outflows from our alternative strategy funds of approximately $6.0 billion, which was composed of redemptions of $9.2 billion offset by subscriptions of $3.2 billion in 2008. The largest component of the redemptions related to approximately $4.4 billion of outflow from the GLG Emerging Markets Fund and two other related funds due to the departure of the related investment management team;

•	Net inflows into our managed accounts of approximately $5.0 billion, which was composed of subscriptions of $6.3 billion offset by redemptions of $1.3 billion. The largest components of the inflows were $1.6 billion and $3.0 billion related to investment mandates from Banca Fideuram and SGAM UK, respectively; and

•	Net outflows from our long-only strategy funds of approximately $670 million, which was composed of redemptions of $4.2 billion offset by subscriptions of $3.6 billion spread among various long-only strategy funds.

•	Continued strengthening of the U.S. dollar against other currencies in which a portion of our funds and managed accounts are denominated, which resulted in negative foreign exchange impact on AUM of $695 million during 2008.

•	An overall pause in fund inflows given the volatile market conditions present in 2008, particularly in the fourth quarter of 2008.

The ratio between net and gross AUM increased slightly during 2008 as compared to 2007, reflecting generally smaller relative levels of fund-in-fund investments, with respect to both investments by our FoF products in certain funds managed by us and investments by certain alternative strategy funds managed by us in other alternative strategy funds managed by us.

As of December 31, 2008, approximately $1.5 billion of AUM were in GLG Funds for which the related fund boards of directors had suspended redemptions. The funds included: the GLG Market Neutral Fund, the GLG Credit Fund, the GLG MMI Enhanced II Fund and the GLG Multi-Strategy Fund. We received full management and administration fees related to these funds.

Also as of December 31, 2008, we managed special assets funds which principally comprise private placement and other not readily realizable investments that have been transferred from other GLG Funds totaling approximately $1.1 billion. These special assets funds included the GLG Emerging Markets (Special Assets) Fund, the GLG Emerging Markets (Special Assets II) Fund, the GLG European Long-Short (Special Assets) Fund and the GLG North American Opportunity (Special Assets) Fund. The purpose of the special assets funds is to permit the orderly sale of these investments. As investments held by the special assets funds are sold, proceeds will be used to redeem investors from those funds. Other than the GLG Emerging Markets (Special Assets) Fund, which has a management fee of 2.0%, all of the above funds have reduced management fees of 0.50%.

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

Results of Operations

Condensed Combined and Consolidated GAAP Statement of Operations Information

	Year Ended December 31,
	2009	2008	2007
	(U.S. dollars in thousands)

Net revenues and other income
Management fees, net	$152,528	$317,787	$287,152
Performance fees, net	114,605	107,517	678,662
Administration, service and distribution fees, net	25,685	69,145	64,224
Other	8,056	542	10,080

Total net revenues and other income	$300,874	$494,991	$1,040,118

Expenses
Compensation, benefits and profit share	637,995	952,916	1,211,212
General, administrative and other	90,907	123,049	108,926
Amortization of intangible assets	2,768	—	—
Third party distribution, administration and service fees	3,276	—	—

Total expenses	734,946	1,075,965	1,320,138

Loss from operations	(434,072)	(580,974)	(280,020)
Realized loss on available-for-sale investments	(21,855)	—	—
Gain on debt extinguishment	84,821	—	—
Gain on business combination — negative goodwill	21,122	—	—
Net interest income/(expense)	(11,503)	(16,613)	2,350

Loss before income taxes	(361,487)	(597,587)	(277,670)
Income tax benefit/(expense)	2,102	(14,231)	(64,000)

Net Loss	(359,385)	(611,818)	(341,670)
Less non-controlling interests:
Exchangeable shares dividend	—	(4,418)	—
Share of loss	49,978	—	33,885
Cumulative dividends on exchangeable shares	(9,544)	(14,761)	(2,723)

Net loss attributable to common stockholders	$(318,951)	$(630,997)	$(310,508)

Net Revenues and Other Income

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Change in GAAP Net Revenues and Other Income between
Years Ended December 31, 2009 and December 31, 2008

	Year Ended December 31,
	2009	2008	Change
	(U.S. dollars in thousands)

Net revenues and other income
Management fees, net	$152,528	$317,787	$(165,259)
Performance fees, net	114,605	107,517	7,088
Administration service, and distribution fees, net	25,685	69,145	(43,460)
Other	8,056	542	7,514

Total net revenues and other income	$300,874	$494,991	$(194,117)

Key ratios
Total net revenues and other income/average net AUM*	1.61%	2.43%	(0.82)%
Management fees/average net AUM*	0.82%	1.56%	(0.74)%

Administration, service and distribution fees/average net AUM*	0.14%	0.34%	(0.20)%

*	Ratios calculated using 2008 average net AUM exclude the approximately $3.0 billion SGAM UK mandate in December 2008.

Total net revenues and other income decreased by $194.1 million, or 39.2%, to $300.9 million for 2009 versus 2008. This decrease was driven primarily by lower management, and administration, service and distribution fee revenue with slight offsets from performance fees and other income.

For management and administration, service and distribution fee revenues, we use net fee yield as a measure of our fees generated for every dollar of our net AUM. The net management and administration, service and distribution fee yield is equal to the management fees and administration, service and distribution fees, respectively, divided by average net AUM for the applicable period.

Net management fees decreased by $165.3 million, or 52.0%, to $152.5 million. This decline in net management fees was driven primarily by a year on year decrease in AUM managed in our higher-yielding alternative strategies funds, 2009 average alternative strategies AUM of $12.2 billion versus 2008 average alternative strategies AUM of $17.6 billion. In addition, our management fee yield declined due to the impact of the long-only funds acquired in the SGAM UK acquisition.

Net performance fees increased by $7.1 million, or 6.6%, to $114.6 million. The increase in fees was driven by:

•	Improved performance during 2009 as compared to 2008 for those GLG Funds and managed accounts generating performance fees;

•	A greater number of GLG Funds and managed accounts generating significant positive performance in 2009 as compared to 2008; and

•	A greater percentage of GLG Funds and managed accounts meeting or exceeding their performance hurdles or exceeding their high water marks,

which was offset by GLG Funds that generated performance fees in 2009 generally having lower AUM than those that had generated performance fees in 2008.

Net administration, service and distribution fees decreased by $43.5 million, or 62.9%, to $25.7 million. This decline was primarily driven by the effect of significantly reduced levels of AUM in our alternative strategy funds in 2009 as compared to 2008.

Other income increased by $7.5 million, to $8.1 million. This increase was primarily due to foreign exchange gains in our pound sterling denominated cash balances as well as other fees of approximately $2.9 million derived from the funds acquired in the SGAM UK acquisition.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Change in GAAP Net Revenues and Other Income between
Years Ended December 31, 2008 and December 31, 2007

	Year Ended December 31,
	2008	2007	Change
	(U.S. dollars in thousands)

Net revenues and other income
Management fees, net	$317,787	$287,152	$30,635
Performance fees, net	107,517	678,662	(571,145)
Administration fees, net	69,145	64,224	4,921
Other	542	10,080	(9,538)

Total net revenues and other income	$494,991	$1,040,118	$(545,127)

Key ratios
Total net revenues and other income / average net AUM*	2.43%	5.48%	(3.05%)
Management fees / average net AUM*	1.56%	1.51%	0.05%

Administration fees / average net AUM*	0.34%	0.34%	—

*	Ratios calculated using 2008 average net AUM exclude the approximately $3.0 billion SGAM UK mandate in December 2008.

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

Net management fees increased by $30.6 million, or 10.7%, to $317.8 million. This growth was mainly driven by two main factors:

•	a 7.3% higher average net AUM balance between the periods which, at constant net management fee yield, resulted in an increase in management fees of $20.9 million; and

•	an increase in the net management fee yield from 1.51% to 1.56%, reflecting increased management fees per unit of AUM, which, when applied to the increased net AUM base, resulted in an increase in management fees of $10.2 million.

Net performance fees decreased by $571.1 million, or 84.2%, to $107.5 million. This decline was mainly driven by:

•	fewer of the GLG Funds and managed accounts generating significant positive performance in 2008 as compared to 2007;

•	GLG Funds that generated performance fees in 2008 generally having lower AUM when compared to those GLG Funds that generated performance fees in 2007;

•	GLG Funds that generated performance fees having lower absolute performance in 2008 when compared to 2007; and

•	a higher percentage of the GLG Funds unable to meet their respective performance hurdle rates or high water marks since performance fees last crystallized, even if they generated positive performance during the year.

Net administration fees increased by $4.9 million, or 7.7%, to $69.1 million. This growth was driven by two main factors:

•	a 7.3% higher average net AUM balance between the periods which, at constant administration fee yield, resulted in an increase in administration fees of $4.7 million; and

•	lower yields due to the impact of lower fee yielding AUM during the second half of 2008.

Other income decreased by $9.5 million, or 94.6%, to $0.5 million. This decrease was due to the following:

•	during 2007 we benefited from our exposure to significant assets being held in non-U.S. dollar currencies during a period of a weakening U.S. dollar, while in 2008 we had greater exposure to U.S. dollar assets which have no impact on other income; and

•	investment losses of $2.4 million on investments held during 2008.

Expenses

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Change in GAAP Expenses between
Years Ended December 31, 2009 and December 31, 2008

	Year Ended December 31,
	2009	2008	Change
	(U.S. dollars in thousands)

Expenses
Compensation, benefits and profit share	$637,995	$952,916	$(314,921)
General, administrative and other	90,907	123,049	(32,142)

Amortization of intangible assets	2,768	—	2,768
Third party distribution administration and service fees	3,276	—	3,276

Total expenses	$734,946	$1,075,965	$(341,019)

Key ratios
Compensation, benefits and profit share/total GAAP net revenues and other income	212.05%	192.51%	19.54%
General, administrative and other/total GAAP net revenues and other income	30.21%	24.86%	5.35%
Total expenses/total GAAP net revenues and other income	244.27%	217.37%	26.90%

Compensation, benefits and profit share decreased by $314.9 million, or 33.0%, to $638.0 million, primarily as a result of a reduction of $309.0 million, or 41%, in the expenses relating to Acquisition-related share based compensation.

This decrease in Acquisition-related compensation expense was primarily due to the effect of the accelerated method of amortizing the fair value of the agreement among the principals and trustees. In particular the Acquisition-related expense relating to the agreement among the principals and trustees decreased by $282.9 million, or 43%, to $370.3 million in 2009.

Other factors contributing to the decrease in compensation, benefit and profit share include the following:

•	a decrease in fixed compensation costs due to the headcount reduction initiatives undertaken in late 2008 as well as a reduction in the Principals’ salaries during 2009;

•	discretionary bonuses and limited partner profit share for 2009 being generally slightly lower than 2008 due to lower net revenues; and

•	the introduction in 2009 of a program to defer compensation and limited partner profit share subject to two year vesting as described below,

which was partially offset by:

•	one-time restructuring costs associated with the acquisition of SGAM UK;

•	strong investment performance in 2009 without the full linkage to performance fees; and

•	an elevated level of non-cash share-based compensation, benefits and profit share due to share awards granted in 2008 and in 2009 as part of rebuilding certain investment management teams which were reflected in 2009 expenses.

In 2009, we granted 7.8 million equity awards subject to service conditions which resulted in non-cash share-based compensation expense of $12.3 million in 2009. In 2008, we granted 2.9 million equity awards subject to service conditions which resulted in non-cash share-based compensation expense of $8.6 million in 2009 and $8.1 million in 2008. We anticipate, based on GLG’s share price as at December 31, 2009 and current forfeiture estimates, that a total $11.4 million of compensation will be recognized in future periods in respect of non-vested awards, of which $8.8 million will be recognized in 2010 and a further $2.6 million will be recognized in 2011 and 2012 as the awards vest.

We implemented a deferred compensation program for employees and limited partners in respect of discretionary compensation for 2009. A portion of the discretionary compensation allocated to our investment and other professionals will be deferred in annual installments until the first quarter 2012. Deferred awards given to certain investment professionals and marketers will be invested on their behalf into GLG Funds, aligning portfolio manager and marketers’ incentives with those of the investors in such funds and, indirectly, our shareholders. Deferred awards and any related investment earnings or losses will vest to the extent that there are no forfeitures, in two equal installments on March 31, 2011 and 2012 and will be accounted for on a straight line basis. Deferred awards for all other personnel will be issued in the form of our common stock, aligning their incentives with our shareholders. The common stock will also vest over a two year period to the extent that there are no forfeitures, in two equal installments on March 31, 2011 and 2012 and will be accounted for on an accelerated method basis. We deferred $12.9 million of compensation under the deferred compensation program for 2009 in respect of discretionary awards, which will be recognized in earnings over 2010 and 2011.

General, administrative, and other expenses decreased $32.1 million or 26.1% due to the implementation of expense management initiatives and favorable impact of the depreciation of the pound sterling versus the U.S. dollar as a significant portion of the general, administrative and others expenses are denominated in sterling.

We previously recognized transaction costs relating to the acquisition of Société Générale Asset Management UK (“SGAM UK”) as a prepaid expense and other asset as at December 31, 2008. Due to the changes in U.S. GAAP related to business combinations, we elected to expense transaction costs relating to the acquisition in the period to which the cost relates, retrospectively restating prior period results.

These decreases were slightly offset by an increase of approximately $3.3 million in third party distribution, administration and service fees which reflect fund administration costs as well as cross-selling fees related to the funds acquired as part of the SGAM UK acquisition.

In addition, we had approximately $2.8 million of amortization costs related to the intangible assets as part of the SGAM UK acquisition.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Change in GAAP Expenses between Years Ended
December 31, 2008 and December 31, 2007

	Year Ended December 31,
	2008	2007	Change
	(U.S. dollars in thousands)

Expenses
Compensation, benefits and profit share	$952,916	$1,211,212	$(258,296)
General, administrative and other	123,049	108,926	14,123

Total expenses	$1,075,965	$1,320,138	$(244,173)

Key ratios
Compensation, benefits and profit share/total GAAP net revenues and other income	192.51%	116.45%	76.06%
General, administrative and other/total GAAP net revenues and other income	24.86%	10.47%	14.39%

Total expenses/total GAAP net revenues and other income	217.37%	126.92%	90.45%

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

General, administrative and other expenses increased $14.1 million due to a full-year of public company-related expenses in 2008 and infrastructure costs that supported net AUM of greater than $24 billion in the first half of 2008.

We previously recognized transaction costs relating to the acquisition of SGAM UK as a prepaid expense and other asset as at December 31, 2008. Due to the changes in U.S. GAAP related to business combinations, we elected to expense transaction costs relating to the acquisition in the period to which the cost relates, retrospectively restating prior period results.

Non-GAAP Expense Measures

As discussed above under “— Assessing Business Performance”, we present a non-GAAP compensation, benefits, and profit share measure. The table below reconciles GAAP compensation, benefits and profit share to non-GAAP CBP for the periods presented.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Change in Non-GAAP Expenses between Years Ended
December 31, 2009 and December 31, 2008

	Year Ended December 31,
	2009	2008	Change
	(U.S. dollars in thousands)

Non-GAAP expenses
GAAP compensation, benefits and profit share	$637,995	$952,916	$(314,921)
Less: Acquisition-related compensation expense and other compensation costs	(447,610)	(756,646)	309,036

Non-GAAP CBP	190,385	196,270	(5,885)
Third party distribution, administration and service fees	3,276	—	3,276
GAAP general, administrative and other	90,907	123,049	(32,142)

Non-GAAP total expenses	$284,568	$319,319	$(34,751)

Key ratios (based on non-GAAP measures)
Non-GAAP CBP / total GAAP net revenues and other income	63.28%	39.65%	23.63%
General, administrative and other / total GAAP net revenues and other income	30.21%	24.86%	5.35%

Non-GAAP total expenses / total GAAP net revenues and other income	94.58%	64.51%	30.07%

Non-GAAP total expenses decreased by $34.8 million, or 10.9%, to $284.6 million, primarily as a result of a reduction of $32.1 million, or 26.1%, in general, administrative and other expenses.

The decrease in general, administrative and other expenses was primarily due to the implementation of expense management initiatives and favorable impact of the depreciation of the pound sterling versus the US dollar as a significant portion of the general, administrative and other expenses are denominated in sterling.

Non-GAAP CBP decreased $5.9 million, primarily driven by the following:

•	a decrease in fixed compensation costs due to the headcount reduction initiatives undertaken in late 2008 as well as a reduction in the Principals’, salaries during 2009;

•	discretionary bonuses and limited partner profit share for 2009 being generally slightly lower than 2008 due to lower net revenues; and

•	the introduction in 2009 of a program to defer compensation and limited partner profit share subject to two year vesting as described under “— Expenses”,

which was partially offset by:

•	one-time restructuring costs associated with the acquisition of SGAM UK;

•	strong investment performance in 2009 without the full linkage to performance fees; and

•	an elevated level of non-cash share based compensation, benefits and profit share due to share awards granted in 2008 and in 2009 as part of rebuilding certain investment management teams which were reflected in 2009 expenses.

We previously recognized transaction costs relating to the acquisition of SGAM UK as a prepaid expense and other asset as at December 31, 2008. Due to the changes in U.S. GAAP related to business combinations, we elected to expense transaction costs relating to the acquisition in the period to which the cost relates, retrospectively restating prior period results.

These decreases were slightly offset by an increase of approximately $3.3 million in third party distribution, administration and service fees which reflect fund administration costs as well as cross-selling fees related to the funds acquired as part of SGAM UK acquisition.

Non-GAAP CBP in the future will be impacted as result of equity awards made in 2009 and the impact of deferral of part of the 2009 compensation that vest over the requisite service periods discussed under “—Expenses”.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Change in Non-GAAP Expenses between Years Ended
December 31, 2008 and December 31, 2007

	Year Ended December 31,
	2008	2007	Change
	(U.S. dollars in thousands)

Non-GAAP expenses
GAAP compensation, benefits and profit share	$952,916	$1,211,212	$(258,296)
Less: Acquisition-related compensation expense and other compensation costs	(756,646)	(639,077)	(117,569)

Non-GAAP CBP	196,270	572,135	(375,865)
GAAP general, administrative and other	123,049	108,926	14,123

Non-GAAP total expenses	$319,319	$681,061	$(361,742)

Key ratios (based on non-GAAP measures)
Non-GAAP CBP / total GAAP net revenues and other income	39.65%	55.01%	(15.36)%
General, administrative and other / total GAAP net revenues and other income	24.86%	10.47%	14.39%

Non-GAAP total expenses / total GAAP net revenues and other income	64.51%	65.48%	(0.97)%

Non-GAAP CBP decreased by $375.9 million, or 65.7%, to $196.3 million. The decrease was attributable primarily to lower discretionary bonus accruals and limited partner profit share based on full year performance and an increase in Acquisition-related share-based compensation.

General, administrative and other expenses increased $14.1 million due to a full-year of public company related expenses in 2008 and infrastructure costs that supported net AUM of greater than $24 billion in the first half of 2008.

We previously recognized transaction costs relating to the acquisition of SGAM UK as a prepaid expense and other asset as at December 31, 2008. Due to changes in U.S. GAAP related to business combinations we elected to expense transaction costs relating to the acquisition in the period to which the cost relates, retrospectively restating prior period results.

Net Interest Income

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Change in Net Interest Income / (Expense) between Years Ended
December 31, 2009 and December 31, 2008

	Year Ended December 31,
	2009	2008	Change
	(U.S. dollars in thousands)

Interest income	$1,226	$8,859	$(7,633)
Interest expense	(12,729)	(25,472)	12,743

Net interest expense	$(11,503)	$(16,613)	$5,110

Interest income decreased by $7.6 million, or 86.2%, to $1.2 million. This decrease was primarily driven by:

• Lower income generating cash balances; and

• A decrease in interest yields on those cash balances.

Interest expense decreased by $12.7 million, or 50.0%, to $12.7 million. This decrease was primarily driven by:

• A decrease in LIBOR interest rates paid on our outstanding term debt;

• The overall decrease in our outstanding debt related to our May 2009 debt restructuring; and

•	The release of deferred gain on extinguishment of debt approximately $6.9 million during 2009 reducing our interest expense on the effective yield basis. There was no corresponding impact during 2008.

This decrease was offset by the interest paid on our convertible debt which carries a 5.00% fixed coupon.

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

Income Tax

Prior to the Acquisition, our effective income tax rate was generally low since some of our business profits were not subject to company-level income taxes. Following the Acquisition, our U.S. profits as well as our repatriated profits are subject to U.S. taxation; however, our U.S. tax expense on repatriated profits is effectively reduced since we are amortizing over a 15-year period and deducting for U.S. income tax purposes the tax value of certain assets, such as intangibles, arising in connection with the Acquisition.

Shown in the table below is a reconciliation of income taxes computed at the standard U.K. corporation tax rate to the actual income tax expense which reflect our effective income tax rate.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Change in Income Taxes between Years Ended
December 31, 2009 and December 31, 2008

	Year Ended December 31,
	2009	2008	Change
	(U.S. dollars in thousands)

Loss before income taxes	$(361,487)	$(597,587)	$236,100

Tax credit at U.K. corporation tax rate	101,216	170,312	(69,096)
(2009: 28%, 2008 28.5%)
Factors affecting charge:
Effect of overseas tax rate differences	10,876	33,343	(8,011)
Effect of Acquisition-related compensation expense	(126,311)	(215,644)	89,333
Effect of gain on debt restructure	24,039	—	—
Effect of tax losses for which no benefit taken	(9,584)	—	—
Effect of other disallowables and tax adjustments	1,866	(2,242)	4,107

Tax benefit/(expense)	$2,102	$(14,231)	$16,333

Effective income tax rate	1%	(2% )	3%

Income tax decreased by $16.3 million to a benefit of $2.1 million from an expense of $14.2 million, predominantly driven by a decrease in profit before income taxes excluding the effect of Acquisition-related compensation expense. The decrease between 2008 and 2009 in the effective tax rate was mainly due to the lower operating revenues and the tax treatment of the gain in respect of the extinguishment of long-term debt. These rates are lower than the U.S. Federal rate of tax of 35% as our profits are predominantly in the U.K. and Cayman Islands which apply lower rates of tax.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Change in Income Taxes between Years Ended
December 31, 2008 and December 31, 2007

	Year Ended December 31,
	2008	2007	Change
	(U.S. dollars in thousands)

Loss before income taxes	$(597,587)	$(277,670)	$(319,917)

Tax credit (charge) at U.K. corporation tax rate	170,312	83,301	87,011
(2008 28.5%, 2007: 30%)
Factors affecting charge:
Effect of overseas tax rate differences	33,343	53,415	(20,072)
Effect of Acquisition-related compensation expense	(215,644)	(191,723)	(23,921)
Effect of other disallowables and tax adjustments	(2,242)	(8,993)	6,751

Tax expense	$(14,231)	$(64,000)	$49,769

Effective income tax rate	(2% )	(23% )	(20% )

Income tax decreased by $49.8 million to $14.2 million, predominantly driven by an increase in loss before income taxes. We calculate our effective tax rate on profit before tax and certain non-tax deductible compensation expense. For the year ended December 31, 2008, we recognized $756.6 million of Acquisition-related compensation expense, as compared to approximately $639.0 million for the year ended December 31, 2007. Our profit before tax and after adjusting for certain non-tax deductible compensation expenses was $112.5 million and $361.0 million for the years ended December 31, 2008 and 2007, respectively. Our effective tax rate based on this measure was 12.7% and 17.7% for 2008 and 2007, respectively. This decrease between 2007 and 2008 in the effective tax rate was mainly due to a one time ability to carry back certain current year tax losses against prior year taxable income and reclaim tax paid. These rates are lower than the U.S. Federal rate of tax of 35% as our profits are predominantly in the U.K. and Cayman Islands which apply lower tax rates.

Realized loss on available-for-sale securities

During 2009 we redeemed $52 million of investments in GLG Funds held on behalf of equity participation plan members to meet vesting obligations. We recognized $21.9 million in losses arising from the redemption of these investments and recognition of other-than-temporary impairment.

Gain on business combination

In connection with the SGAM UK acquisition completed on April 3, 2009, we recorded a bargain purchase gain of approximately $21.1 million related to negative goodwill. This gain was primarily driven by the recording of the fair value of net assets acquired of $27.6 million, offset by the consideration of $6.5 million paid for SGAM UK.

Gain on extinguishment of debt

On May 15, 2009 we restructured our syndicated term loan and revolving credit facilities, with $284.5 million ($27.7 million of the revolving credit facility and $256.8 million of the term loan) being repurchased by a consolidated subsidiary at 60% of par value.

The discount of $113.8 million arising from the restructuring, together with the unamortized costs from the original Acquisition financing of $4.8 million and the direct finance costs relating to the refinancing of approximately $6.0 million were allocated to each syndicate lender. The revolving credit facility and term loans were evaluated as to whether the facility/loan for each lender had been extinguished, reduced or remained unchanged, and the amounts capitalized or taken to current period statement of operations accordingly.

The outcome of the evaluation of the revolving credit facilities and term loans was that $84.8 million of the discount on repurchase was recognized in the statement of operations as a gain on extinguishment, $26.5 million was added to the amortized cost of the continuing term loan, to be amortized against interest expense over the remaining period of the loan under the effective yield basis ($19.7 million remaining at December 31, 2009) and $6.9 million of the remaining costs were deferred and will be amortized over the term of the debt.

Non-controlling Interests

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Non-controlling interests increased by $59.6 million from ($19.2) million in 2008 to $40.4 million in 2009. The difference was primarily due to:

•	$50.0 million share of losses attributable to FA Sub 2 Exchangeable Shareholders following adoption of ASC Topic 810 effective January 1, 2009. Prior to the adoption of the new accounting guidance losses were only recognized to the extent that the non-controlling interest holder was obligated to fund them;

•	A $5.2 million reduction in cumulative dividends accruing to holders of FA Sub 2 Exchangeable shares; and

•	$4.4 million for dividends paid to holders of FA Sub 2 Exchangeable Shares in the prior year period. No dividends were paid in 2009.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Non-controlling interests in 2008 were $19.2 million compared to a credit of $31.2 million in 2007. The change for the twelve months ended December 31, 2008 was due to:

•	A $33.9 million credit for share of losses in 2007 attributable to FA Sub 2 Exchangeable Shareholders. There was no corresponding minority interest movement in 2008 as losses applicable to the Exchangeable Shareholders exceeded their interest in the equity capital of the subsidiary;

•	Cumulative dividends of $14.8 million paid to FA Sub 2 Exchangeable Shareholders reflecting a full year entitlement compared to cumulative dividends of $2.7 million paid in 2007 reflecting the entitlement for the short period from the date of the Acquisition on November 2, 2007 through to December 31, 2007; and

•	Dividends of $4.4 million paid to FA Sub 2 Exchangeable Shareholders reflecting an amount equivalent to dividends paid to common stockholders.

For periods prior to the Acquisition, the minority interest only related to GLG Holdings Inc. and GLG Inc.

Adjusted Net Income

As discussed above under “— Assessing Business Performance”, we present a non-GAAP adjusted net income measure. The table below reconciles net income to adjusted net income for the periods presented.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Change in Non-GAAP Adjusted Net Income between
Years Ended December 31, 2009 and December 31, 2008

	Year Ended December 31,
	2009	2008	Change
	(U.S. dollars in thousands)

Derivation of non-GAAP adjusted net income
GAAP net income (loss) before non-controlling interests	$(359,385)	$(611,818)	$252,433
Add: Acquisition-related compensation expense	447,610	756,646	(309,036)
Add: Realized loss on available-for-sale investments	21,855	—	21,855
Add: Amortization of intangible assets	2,768	—	2,768
Less: Cumulative dividend	(9,544)	(14,761)	5,217
Less: Tax-effect of amortization of intangible assets	(775)	—	(775)
Less: Tax-effect of Acquisition-related compensation expense	(209)	(3,334)	3,125
Less: Gain on business combination — negative goodwill	(21,122)	—	(21,122)

Non-GAAP adjusted net income	$81,198	$126,733	$(45,535)

Adjusted net income decreased by $45.5 million, or 35.9%, to $81.2 million. The decrease between the periods was due to a decrease in GAAP net loss before non-controlling interests of $252.4 million, or 41.3%, more than offset by lower Acquisition-related compensation expense.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Change in Non-GAAP Adjusted Net Income between
Years Ended December 31, 2008 and December 31, 2007

	Year Ended December 31,
	2008	2007	Change
	(U.S. dollars in thousands)

Derivation of non-GAAP adjusted net income
GAAP net income (loss) before non-controlling interests	$(611,818)	$(341,670)	$(270,148)
Add: Acquisition-related compensation expense	756,646	639,077	117,569
Less: Tax effect of Acquisition-related compensation expense	(3,334)	—	(3,334)
Less: Cumulative dividend	(14,761)	(2,723)	(12,038)

Non-GAAP adjusted net income	$126,733	$294,684	$(167,951)

Adjusted net income decreased by approximately $167.9 million, or 57.0%, to $126.7 million. This decrease was driven by an increase in the GAAP net loss before non-controlling interests and was partially offset by an increase of $117.6 million of Acquisition-related compensation expenses recognized in 2008.

Liquidity and Capital Resources

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, pay compensation, and satisfy other general business requirements. Our primary sources of funds for liquidity consist of cash flows provided by operating activities, primarily the management fees and performance fees paid by the funds and accounts we manage.

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

On May 15, 2009, we amended our existing term loan and revolving credit facilities. Also on May 15, 2009, we completed a private offering of $214.0 million aggregate principal amount of dollar denominated convertible subordinated notes due 2014. On June 8, 2009, we completed the sale of an additional $14.5 million aggregate principal amount of notes increasing the total aggregate amount sold to $228.5 million. We utilized a portion of the proceeds from the issuance of the convertible notes to purchase term and revolving loans under the credit facilities of $284.5 million aggregate principal amount at 60% of par. The convertible notes were issued at par at an interest rate of 5.00% per annum. Interest is payable semi-annually in arrears on May 15 and November 15 of each year, beginning November 15, 2009.

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

Subject to restrictions on ownership of common stock, holders may convert their convertible notes into shares of common stock at any time on or prior to the business day immediately preceding the maturity date of the notes. The initial conversion rate for the notes is 268.8172 shares of common stock per $1,000 initial principle amount of notes (which represents an initial conversion price of approximately $3.72 per share).

Due to our changed AUM mix (resulting from a decline in AUM in higher fee paying alternative funds, the addition of the SGAM UK funds and an increase in our managed accounts) as compared to the corresponding periods in 2008, our management and administration fees have trended lower. In addition, many of our funds continue to have high-water marks, and until these funds generate investment returns that overcome the high-water marks, or these funds experience net inflows that carry no high-water marks and/or new funds are launched without high-water marks, our ability to generate performance fees will be limited. We believe that we will be able to continue to scale down our cost infrastructure, if required, in order to maintain positive operating cash flow.

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

Operating Activities

Our net cash used in operating activities was $91.9 million for the year ended December 31, 2009 compared to $77.3 million of cash provided by operating activities for the year ended December 31, 2008, and $382.9 million provided during the year ended December 31, 2007. These amounts primarily reflect cash-based fee income, less cash compensation, benefits and non-personnel costs and tax payments and distributions to limited partners. The mismatch in timing between receipt of largely semi-annual performance fee revenues and the annual payment of associated discretionary compensation and limited partner profit share, when combined with the volatility of performance fee revenues can lead to substantial volatility and differences between net income and cash flows from operations.

Year ended December 31, 2009 Compared to December 31, 2008

The $169.2 million change in net cash (used in)/provided by operating activities was primarily attributable to the following:

•	Management and Administration, Service and Distribution Fees. Management and administration, service and distribution fees are largely received monthly and are driven by the average net AUM and fee rates in each fund and managed account. Lower average net AUM and a reduction in yields resulted in lower year on year cash receipts from management and administration, service and distribution fees contributed a decrease of $258.2 million.

•	Performance Fees. Performance fees are generally received every six months in the month following crystallization (i.e., 2009 operating cash flows are the result of receipts of June 2009 and December 2008 performance fees). Lower performance fees contributed $359.6 million to the decrease in operating cash flows compared to 2008.

•	Compensation, benefits and profit share. The most significant component of compensation, benefits and profit share is discretionary compensation and discretionary limited partner profit share paid during the year following the year in which the related business performance is achieved (i.e.,2009 compensation cash flows are largely influenced by discretionary compensation and discretionary limited partner profit share paid in respect of 2008 business performance). Operating cash outflows from compensation, benefits and profit share were $426.8 million lower as a result of a reduction in the level of accrued compensation. Approximately $64.2 million of 2008 accrued compensation and limited partner profit share was settled via the issuance and repurchase of shares (recorded as cash flow from financing activities), which was partly offset by cash settlements on the vesting of obligations in the equity participation plan (funded by the redemption of available-for-sale securities and restricted cash during 2009).

•	General, Administrative and Other Expenses. Cash outflow from general, administrative and other expenses were $4.4 million lower as a result of the implementation of cost management initiatives, net of a partial offset by increased operating costs following the acquisition of SGAM UK.

•	Net Interest Expense. Lower net interest expense contributed an increase of $6.4 million following the restructuring of our credit facilities during 2009 combined with generally lower interest rates.

•	Exchangeable Share Dividends. No Exchangeable Share dividends were paid during 2009, compared with $4.4 million paid in 2008.

•	Tax. Income taxes paid were $25.1 million lower in 2009.

•	Foreign Exchange. Movements in exchange rates can affect our results. During 2009, changes in exchange rates on our non-dollar denominated bank accounts contributed a decrease of $19.9 million.

Year ended December 31, 2008 Compared to December 31, 2007

The $305.7 million decrease in net cash provided by operating activities during 2008 was primarily attributable to the following:

•	Performance Fees. Performance fees are generally received every six months in the month following crystallization (i.e., 2008 operating cash flows are the result of receipts in June 2008 and December 2007 performance fees). Decreased performance fees during 2008 contributed $143.2 million to the decrease in operating cash flows compared to 2007.

•	Compensation, benefits and profit share. The most significant component of compensation, employee benefits and profit share is discretionary compensation and discretionary limited partner profit share paid during the year following the year in which the related business performance is achieved (i.e., 2008 compensation cash flows are largely influenced by discretionary compensation and discretionary limited partner profit share paid in respect of 2007 business performance). Compensation, employee benefits and profit share contributed a decrease of $167.2 million during 2008 as a result of an increase in share-based compensation as well as a change in the amount of accrued compensation.

•	General, Administrative and Other Expenses. General, administrative and other expenses contributed a decrease of $26.0 million as a result of increased scale in our public company operating costs over the course of 2008.

•	Management and Administration, Service and Distribution Fees. Management and administration, service and distribution fees are largely received monthly and are driven by the average net AUM and fee rates in each fund and managed account. Management and administration fees, service and distribution contributed an increase of $93.5 million during 2008 due to higher average net AUM in the first half of 2008.

•	Net Interest Expense. Net interest expense increased over the course of 2008 and contributed a decrease of $18.7 million, driven by the full year impact of our credit facilities that were put in place in late 2007.

•	Exchangeable Share Dividends. Exchangeable Share dividends increased over the course of 2008 and contributed a decrease of $21.9 million, compared to 2007, where there was no Exchangeable Share dividend payment.

•	Foreign Exchange. Movements in exchange rates can affect our results. During 2008, changes in exchange rates contributed a decrease of $21.0 million.

Investing Activities

Our net cash provided by investing activities was $58.0 million for the year ended December 31, 2009 versus net cash provided by investing activities of $7.5 million for the year ended December 31, 2008, and $124.9 million used by investing activities for the year ended December 31, 2007.

Year ended December 31, 2009 Compared to December 31, 2008

The majority of the $50.4 million increase during 2009 was driven by the following:

•	Redemption of available-for-sale securities. In 2009, the redemption of securities net of securities purchased contributed $44.9 million. This was largely offset in cash flows from compensation, benefits and profit share as amounts redeemed from GLG Funds were used to settle vesting obligations of the equity participation plan.

•	Purchases of subsidiaries. In 2009 and 2008, we purchased the following subsidiaries — GLG, Inc. in 2008 and SGAM UK in 2009. The purchase of GLG, Inc. in 2008, resulted in a cash usage of $2.5 million, whereas cash (net of purchase consideration) acquired with SGAM UK contributed $7.3 million.

•	Purchase of property and equipment. We reduced our 2009 capital expenditure on property and equipment by $5.4 million.

•	Restricted cash. A decrease in the amount transferred from restricted cash to meet vesting obligations in the equity participation plan contributed an increase of $3.2 million.

•	Purchase of trading securities. In 2009, we purchased $6.4 million of investments in two funds created to hold the claims of two GLG Funds in the Lehman Brothers insolvency.

Year ended December 31, 2008 Compared to December 31, 2007

The increase in our net cash provided by investing activities during 2008 of $132.4 million relates to the following:

•	Redemption of/(Investment in)securities. In 2007, GLG paid $95.6 million to acquire available-for-sale securities in two GLG Funds as part of the cash proceeds of the Acquisition allocable to participants in the equity participation plan. During 2008, $7.2 million was redeemed to meet vesting obligations in this plan.

•	Restricted cash. In 2007, GLG paid $24 million to restricted cash as part of the cash proceeds of the Acquisition allocable to participants in the equity participation plan. During 2008, $10.7 million was redeemed to meet vesting obligations.

•	Fixed Assets. Increases in purchases of fixed assets to support our expanding headcount and infrastructure resulted in outflows of $2.7 million

•	Purchase of Subsidiaries. During 2008, we acquired GLG Inc. for $2.5 million.

Financing Activities

Our net cash used by financing activities were $23.0 million, $177.4 million and $95.4 for the years ended December 31, 2009, 2008 and 2007 respectively.

Year ended December 31, 2009 Compared to December 31, 2008

The decrease of $154.4 million during 2009 was driven by the following:

•	Issuance of Convertible Notes. In May and June 2009, we issued $228.5 million aggregate principal amount of convertible notes.

•	Loan Repayments. As a result of our outstanding loans, we are required to make periodic repayments. As part of the loan restructuring in May 2009, we made loan repayments of $170.7 million during 2009. There were no loan repayments in 2008.

•	Distributions to principals and trustees. During 2008, we made payments of $118.4 million to former GLG Shareowners in connection with the Acquisition. There were no corresponding payments in 2009.

•	Share repurchases. During 2009, we repurchased shares of common stock in the amount of $68.0 million, compared to repurchases in 2008 of $7.7 million.

•	Warrant repurchases. During 2008, we repurchased warrants for $37.4 million. There were no corresponding repurchases during 2009.

•	Debt Issuance Costs. As a result of the debt restructuring in 2009, $12.7 million of debt issuance costs were incurred.

•	Dividends paid. Cash outflows of $16.2 million in 2008 for dividends paid to our stockholders. There were no dividends paid in 2009.

•	Warrant exercises. During 2008, there were warrant exercises which contributed $2.3 million. There were no warrant exercises during 2009.

Year ended December 31, 2008 Compared to December 31, 2007

The increase of $82.0 million during 2008 was primarily driven by the following:

•	Dividends paid. Payment of regular quarterly dividends of $16.2 million during 2008. There were no corresponding dividends paid during 2007.

•	Share repurchases. During 2008 we repurchased shares in the amount of $7.7 million. There were no share repurchases during 2007.

•	Warrant exercises. A decrease in the amount of cash provided by the exercise of warrants which amounted to $36.7 million.

•	Distributions to principals and trustees. During 2008, we made payments of $118.4 million to former GLG Shareowners in connection with the Acquisition. We made similar payments of $331.0 million in 2007 which contributed an increase of $212.6 million in cash.

•	Loan Repayments. As a result of the credit facilities acquired in connection with the Acquisition in 2007, we made repayments of $13.0 million in 2007. There were no corresponding payments in 2008.

•	Warrant Repurchases. During 2008, we repurchased warrants for $37.4 million and in 2007 we repurchased warrants for $45.6 million. This contributed a net cash increase of $8.3 million.

•	Proceeds received from debt issuance. During 2007, we received $570.0 million as a result of our debt issuance in 2007. There were no corresponding costs incurred in 2008.

•	Acquisition-related Costs. In 2007, we incurred $314.9 million of Acquisition-related costs as opposed to $0.3 million of similar costs in 2008.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations, Commitments and Contingencies

We have annual commitments under non-cancellable operating leases for office space located in London, the Cayman Islands and New York City which expire on various dates through 2018. The minimum future rental expense under these leases is as follows:

Future Rental Expenses

Year Ended December 31,
2010	2011	2012	2013	2014	Thereafter	Total
	(U.S. dollars in thousands)

$11,927	$11,708	$11,708	$11,505	$11,408	$39,929	$98,185

Rent and associated expenses are recognized on a straight-line basis during the years ended December 31, 2009, 2008 and 2007 were $17.2 million, $14.6 million, and $10.8 million, respectively.

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

We had $530 million outstanding at December 31, 2008 under a 5-year amortizing term loan facility, of which the first principal payment was due in the second half of 2011. We also had a $40 million 5-year revolving credit facility which was fully drawn with the same syndicate of banks as the term loan facility. During the year end December 31, 2009 we restructured our debt as follows:

	Weighted
	Average	December 31,	December 31,
	interest rate	2009	2008
Revolving credit facility	2.41%	$12,281	$40,000
Terms loans	2.41%	292,891	530,000
Convertible Note	5.00%	228,500	—

Total Debt		$533,672	$570,000

Scheduled future principal payments (other than mandatory prepayments based on excess cash flow described above) for long-term borrowings at December 31, 2009 are as follows:

Future Loan Principal Payments

Year Ended December 31,
2010	2011	2012	2013	2014	Thereafter	Total
	(U.S. dollars in thousands)

$—	$142,750	$142,750	$—	$228,500	$—	$514,000

Scheduled future interest payments for long-term borrowings based on the weighted-average interest rate of 3.75% at December 31, 2009 are as follows:

Future Loan Interest Payments

Year Ended December 31,
2010	2011	2012	2013	2014	Thereafter	Total
	(U.S. dollars in thousands)

$19,288	$17,153	$11,734	$8,575	$3,171	$—	$59,921

In the normal course of business, we enter into operating contracts that contain a variety of representations and warranties and that provide general indemnifications. Our maximum exposure under these arrangements is unknown as this would involve future claims that may be made against us that have not yet occurred. However, based on experience, we expect the risk of material loss to be remote.

As of December 31, 2009, we have recognized approximately $10.8 million of liabilities for unrecognized tax benefits, including $0.8 million related to interest. The final outcome of these tax uncertainties is dependent upon various matters including tax examinations, legal proceedings, changes in regulatory tax laws, or interpretation of those tax laws, or expiration of statutes of limitation. However, based on the number of jurisdictions, the uncertainties associated with litigation and examinations, there is a high degree of uncertainty regarding the future cash outflows associated with these tax uncertainties. As a result, we are not able to provide a reasonable reliable estimate of the timing of future payments relating to these uncertain tax positions.

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

Impact on Management Fees

Our management fees are based on the AUM of the various GLG Funds and accounts that we manage, and, as a result, are impacted by changes in market risk factors. These management fees will be increased or reduced in direct proportion to the impact of changes in market risk factors on AUM in the related GLG Funds and accounts managed by us. A 10% change in the fair values of all of the investments held by the GLG Funds and managed accounts as of December 31, 2009 would impact future net management fees in the following four fiscal quarters by an aggregate of $16.9 million, assuming that there is no subsequent change to the investments held by the GLG Funds and managed accounts in those four following fiscal quarters.

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

Impact on Administration Fees

Our administration fees are generally based on the AUM of the GLG Funds and managed accounts to which they relate and, as a result, are impacted by changes in market risk factors. Our administration fees will generally increase given an increase in the market value of the investments in the relevant GLG Funds and managed accounts and decrease given a decrease in the market value of the investments in the relevant GLG Funds and managed accounts. A 10% increase/(decrease) in the fair values of all of the investments held by the GLG Funds and managed accounts as of December 31, 2009 would impact future net administration fees in the following four fiscal quarters by an aggregate of $3.7/$(3.3) million, respectively, assuming there is no subsequent change to the investments held by the GLG Funds and managed accounts in those four following fiscal quarters.

Market Risk

The GLG Funds and accounts managed by us hold investments that are reported at fair value as of the reporting date. Our AUM is a measure of the estimated fair values of the investments in the GLG Funds and managed accounts. Our AUM will therefore increase (or decrease) in direct proportion to changes in the market value of the total investments across all of the GLG Funds and managed accounts. A 10% change in the fair values of all of the investments held by the GLG Funds and managed accounts as of December 31, 2009 would impact our gross AUM by $2.4 billion and net AUM by $2.2 billion as of such date. This change will consequently affect our management fees, performance fees and administration fees as described above.

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

Interest Rate Risk

The GLG Funds and accounts managed by us hold positions in debt obligations and derivatives thereof, some of which accrue interest at variable rates and whose value is impacted by reference to changes in interest rates. Interest rate changes may therefore directly impact the AUM valuation of these GLG Funds and managed accounts, which may affect our management fees and performance fees as described above. Our long-term debt consists of our outstanding revolving, term loan credit facilities and convertible subordinated notes. Interest on the revolving, and term loan credit facilities outstanding principal amounts is currently based on 3-month LIBOR plus the applicable margin of 2.50%, which is reset periodically and the rate is set at 2.75% until March 15, 2010. A 10% change in the 1-month LIBOR would impact our interest expense by approximately $0.01 million for the 1-month period. The convertible subordinated notes were issued at a fixed rate of 5.00%.

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

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Company’s management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009, as required by the Rule 13a-15(b) under the Exchange Act. Based on that evaluation, the Co-Chief Executive

Officers and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2009.

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

Under the supervision and with the participation of the Company’s management, including the Company’s Co-Chief Executive Officers and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the internal control over financial reporting of the Company and its subsidiaries as of December 31, 2009 as required by Rule 13a-15(c) under the Exchange Act. In making this assessment, the Company used the criteria set forth in the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The assessment excluded the internal controls over financial reporting relating to entities acquired as part of the Société Générale Asset Management UK acquisition (“the SG entities”) as they were acquired on April 3, 2009 as described in Note 4 of the Notes to the Combined and Consolidated Financial Statements. As of, and for the year-ended December 31, 2009, the SG entities represented 11%, (7%), 9% and (2%) (profit) of GLG’s consolidated total assets, net deficit, total revenues and net loss, respectively. Based on its evaluation under the framework in Internal Control-Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009 based on those criteria.

Ernst & Young LLP, an independent registered public accounting firm, has audited the internal control over financial reporting of the Company as of December 31, 2009, as stated in their report appearing on page 95.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We have audited GLG Partners, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). GLG Partners, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the entities acquired as part of the Societe Generale acquisition (“the SG entities”), which are included in the 2009 consolidated financial statements of GLG Partners, Inc. and subsidiaries and constituted 11% and (7%) of total and net deficit, respectively, as of December 31, 2009 and 9% and (2%) (profit) of revenues and net loss, respectively, for the year then ended. Our audit of internal control over financial reporting of GLG Partners, Inc. and subsidiaries also did not include an evaluation of the internal control over financial reporting of the SG entities.

In our opinion, GLG Partners, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of GLG Partners, Inc. and subsidiaries as of December 31, 2009 and 2008 and the related combined and consolidated statements of operations, changes in stockholders’ (deficit)/ equity and cash flows for each of the three years in the period ended December 31, 2009 of GLG Partners, Inc. and subsidiaries and our report dated March 1, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

London, England
March 1, 2010

Item 9B.	Other Information

On February 23, 2010, in connection with the determination by the Compensation Committee of the 2009 performance compensation amounts for Simon White, Chief Operating Officer of the Company, Jeffrey M. Rojek, Chief Financial Officer of the Company and Alejandro San Miguel, General Counsel Corporate Secretary of the Company (each an “NEO”), Messrs. White, Rojek and San Miguel were awarded 27,133, 48,838 and 27,133 shares, respectively, of restricted stock of the Company (the “2009 Bonus Awards”) under its 2009 Long-Term Incentive Plan (the “2009 LTIP”), as deferred compensation.

In December 2009, the Company implemented the 2009 Deferred Remuneration Arrangement (the “2009 DRA”) in respect of discretionary awards to apply to all personnel whose total compensation or limited partner profit share for 2009 exceeds $750,000 (each a “DRA Participant”). Pursuant to the 2009 DRA, a portion of each DRA Participant’s total compensation or limited partner profit shares (the “Deferred Compensation”) will be deferred over a vesting period of approximately two years, subject in each case, to the terms of each DRA Participant’s employment contract or limited partnership interest letter. For certain DRA Participants, including the NEOs, the Deferred Compensation will be paid in shares of restricted common stock of the Company based on a discount to the closing price of the Company’s common stock on February 22, 2010. For other DRA Participants, the Deferred Compensation will be invested into GLG Funds. The Deferred Compensation (including investment gains or losses) will vest in two equal installments on March 31, 2011 and 2012.

In addition, on February 23, 2010, Messrs. Rojek and San Miguel were each awarded 100,000 shares of restricted stock of the Company (the “2010 Awards”) under the 2009 LTIP, which vest in three equal installments on May 15, 2010, 2011 and 2012. In addition, on March 1, 2010, Mr. White was allocated 100,000 shares of common stock as a limited partner in Sage Summit LP, subject to vesting in three installments on May 15, 2010, 2011 and 2012.

The 2009 Bonus Awards and the 2010 Awards were awarded to the NEOs pursuant to restricted stock agreements between each NEO and the Company (the “Restricted Stock Agreements”) which provide that if one of the following events occurs prior to vesting of such NEO’s shares of restricted stock, then 100% of the shares will vest on the date of occurrence of such event: (a) such NEO’s death; (b) prior to a termination of service, such NEO’s disability; or (c) the occurrence of a change of control followed by termination of service because the Company has terminated such NEO’s employment without cause. In addition, Mr. San Miguel will also vest in 100% of the shares upon a termination of employment by Mr. San Miguel for good reason following a change of control or upon one of the Co-Chief Executive Officers no longer serving in that capacity. If one of the following events occurs prior to vesting of such NEO’s shares of restricted stock, then the shares will continue to vest in accordance with the vesting schedules described above: (i) (a) for the 2009 Bonus Awards only, the NEO voluntarily resigns or (b) for the 2010 Awards only, the NEO voluntarily resigns following 10 or more years of service to the Company (including any predecessor organization), or (ii) the NEO is terminated by the Company without cause, provided in each case, that the NEO complies with ongoing contractual commitments (i.e., non-compete, non-solicit and confidentiality provisions) set forth in the NEO’s employment, separation, withdrawal or other agreement.

PART III

Certain information required by Part III is omitted from this Annual Report in that the registrant will file its definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 10, 2010 pursuant to Regulation 14A of the Exchange Act (the Proxy Statement) not later than 120 days after the end of the fiscal year covered by this Annual Report, and certain information included in the Proxy Statement is incorporated herein by reference.

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

(3)	Exhibits

Exhibit
No.	Description

2.1	Purchase Agreement dated June 22, 2007 by and among the Company, FA Sub 1 Limited, FA Sub 2 Limited and FA Sub 3 Limited, Jared Bluestein, as Buyers’ Representative, Noam Gottesman, as Sellers’ Representative, and the GLG equity holders party thereto, filed as Annex A to the Company’s Proxy Statement dated October 12, 2007 (File No. 001-33217), is incorporated herein by reference.
2.2	Amendment No. 1, dated as of March 4, 2008, to the Purchase Agreement, dated as of June 22, 2007, among the Company, Noam Gottesman (as Sellers’ Representative) and Jared Bluestein (as Buyers’ Representative), filed as Exhibit 2.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 001-33217), is incorporated herein by reference.
3.1	Restated Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-33217), is incorporated herein by reference.
3.2	Amended Bylaws of the Company, filed as Exhibit 3.5 to the Company’s amended Registration Statement on Form 8-A/A (File No. 001-33217), is incorporated herein by reference.
4.1	Specimen Certificate for Common Stock, par value $0.0001 per share, of the Company, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-147865), is incorporated herein by reference.
4.2	Specimen Certificate for Series A Preferred Stock, par value $0.0001 per share, of the Company, filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-147865), is incorporated herein by reference.
4.3	Specimen Certificate for Public Warrants to Purchase Common Stock of the Company, filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-147865), is incorporated herein by reference.
4.4	Specimen Certificate for Private Warrants to Purchase Common Stock of the Company, filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-147865), is incorporated herein by reference.
4.5	Specimen Certificate for Units, each consisting of one share of Common Stock and one Warrant, of the Company, filed as Exhibit 4.5 to the Company’s Registration Statement on Form S-1 (Registration No. 333-147865), is incorporated herein by reference.
4.6	Amended and Restated Warrant Agreement dated as of December 21, 2006 between Continental Stock Transfer & Trust Company and the Company, filed as Exhibit 4.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, is incorporated herein by reference.
4.7	Amendment No. 1 to Amended and Restated Warrant Agreement, dated as of December 19, 2007, between Continental Stock Transfer & Trust Company and the Company, filed as Exhibit 4.7 to the Company’s Registration Statement on Form S-1 (Registration No. 333-147865), is incorporated herein by reference.

Exhibit
No.		Description

4.8		Indenture, dated as of May 15, 2009, between the Company and The Bank of New York Mellon, as trustee, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-33217), is incorporated herein by reference.
4.9		Form of 5.00% Dollar-Denominated Convertible Subordinated Notes due May 15, 2014 (included in Exhibit 4.8), filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 18, 2009, is incorporated herein by reference.
10	.1.1	Credit Agreement dated as of October 30, 2007 among the Company, FA Sub 1 Limited, FA Sub 2 Limited and FA Sub 3 Limited, each a wholly owned subsidiary of the Company, Citigroup Global Markets, Inc., as book manager and arranger, Citicorp USA, Inc., as administrative agent, and the other lenders party thereto, filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-147865), is incorporated herein by reference.
10	.1.2	Amendment No. 1 to the Credit Agreement, dated as of June 5, 2008, among the Company, FA Sub 1 Limited, FA Sub 2 Limited and FA Sub 3 Limited, each a wholly owned subsidiary of the Company, Citicorp USA, Inc., as administrative agent, and the other lenders party thereto, filed as Exhibit 10.5.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (File No. 001-33217), is incorporated herein by reference.
10	.1.3	Amendment No. 2 to the Credit Agreement, dated as of April 28, 2009, among the Company, FA Sub 1 Limited, FA Sub 2 Limited and FA Sub 3 Limited, each a wholly owned subsidiary of the Company, Citicorp USA, Inc., as administrative agent, and the other lenders party thereto, filed as Exhibit 10.5.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (File No. 001-33217), is incorporated herein by reference.
10	.1.4	Amendment No. 3 to the Credit Agreement, dated as of May 11, 2009, among the Company, FA Sub 1 Limited, FA Sub 2 Limited, FA Sub 3 Limited, each a wholly owned subsidiary of the Company, Citicorp USA, Inc., as administrative agent, and the other lenders party thereto, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 11, 2009, is incorporated herein by reference.
10.2		Registration Rights Agreement dated as of December 21, 2006 among the Company and the Founders, filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-136248), is incorporated herein by reference.
10.3		Support Agreement dated November 2, 2007 between the Company and FA Sub 2 Limited, filed as Annex B to the Company’s Proxy Statement dated October 12, 2007 (File No. 001-33217), is incorporated herein by reference.
10.4		GLG Shareholders Agreement dated as of June 22, 2007 among the Company and the Persons set forth on the signature page thereto, filed as Annex D to the Company’s Proxy Statement dated October 12, 2007 (File No. 001-33217), is incorporated herein by reference.
10.5		Founders’ Agreement dated June 22, 2007 among Noam Gottesman, as Sellers’s Representative, the Principals, the Trustees, Berggruen Freedom Holdings Ltd. and Marlin Equities II, LLC, filed as Annex E to the Company’s Proxy Statement dated October 12, 2007 (File No. 001-33217), is incorporated herein by reference.
10	.6.1	Voting Agreement dated June 22, 2007 among the Principals, the Trustees, Lavender Heights Capital LP, Sage Summit LP and the Company, filed as Annex F to the Company’s Proxy Statement dated October 12, 2007 (File No. 001-33217), is incorporated herein by reference.
10	.6.2	Joinder to the Voting Agreement, dated as of March 19, 2008,among the Principals, the Trustees, Lavender Heights Capital LP, Sage Summit LP, Point Pleasant Ventures Ltd. and the Company for the joinder of Point Pleasant Ventures Ltd. to the Voting Agreement, filed as Exhibit 99.4 to Amendment No. 1 to the Statement of Beneficial Ownership on Schedule 13D of Pierre Lagrange on March 24, 2008, is incorporated herein by reference.
10	.6.3	Joinder to the Voting Agreement, dated as of March 19, 2008,among the Principals, the Trustees, Lavender Heights Capital LP, Sage Summit LP, Jackson Holding Services Inc. and the Company for the joinder of Jackson Holdings Services Inc. to the Voting Agreement, filed as Exhibit 99.4 to Amendment No. 1 to the Statement of Beneficial Ownership on Schedule 13D of Emmanuel Roman on March 24, 2008, is incorporated herein by reference.

Exhibit
No.		Description

10	.7.1*	Form of Indemnification Agreement between the Company and its directors, officers, employees and agents, filed as Exhibit 10.1.1 to the Company’s Current Report on Form 8-K filed on November 8, 2007, is incorporated herein by reference.
10	.7.2*	Schedule identifying agreements substantially identical to the Form of Indemnification Agreement constituting Exhibit 10.7.1 to this Annual Report on Form 10-K, filed as Exhibit 10.7.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, is incorporated by reference.
10	.8.1*	2007 Long-Term Incentive Plan, filed as Annex J to the Company’s Proxy Statement dated October 12, 2007 (File No. 001-33217), is incorporated herein by reference.
10	.8.2.1*	Form of Restricted Stock Award Agreement for US Employees under the Company’s 2007 Long-Term Incentive Plan, filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (Registration No. 333-148877), is incorporated herein by reference.
10	.8.2.2*	Form of Restricted Stock Award Agreement for US Non-Employee Directors under the Company’s 2007 Long-Term Incentive Plan, filed as Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (Registration No. 333-148877), is incorporated herein by reference.
10	.8.2.3*	Form of Restricted Stock Award Agreement for UK Employees under the Company’s 2007 Long-Term Incentive Plan, filed as Exhibit 4.6 to the Company’s Registration Statement on Form S-8 (Registration No. 333-148877), is incorporated herein by reference.
10	.8.2.4*	Form of Restricted Stock Award Agreement for UK Non-Employee Directors under the Company’s 2007 Long-Term Incentive Plan, filed as Exhibit 4.7 to the Company’s Registration Statement on Form S-8 (Registration No. 333-148877), is incorporated herein by reference.
10	.8.2.5*	Form of Restricted Stock Award Agreement for UK Limited Partners under the Company’s 2007 Long-Term Incentive Plan, filed as Exhibit 4.8 to the Company’s Registration Statement on Form S-8 (Registration No. 333-148877), is incorporated herein by reference.
10	.8.2.6*	Restricted Stock Agreement dated November 5, 2007 between the Company and Alejandro San Miguel under the Company’s 2007 Long-Term Incentive Plan, filed as Exhibit 10.2.1 to the Company’s Current Report on Form 8-K filed on November 8, 2007, is incorporated herein by reference.
10	.8.2.7*†	Letter Agreement dated as of January 29, 2008 between the Company and Alejandro San Miguel with respect to the Restricted Stock Award Agreement dated November 5, 2007 between the Company and Mr. San Miguel filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, is incorporated herein by reference.
10	.8.3.1*	2009 Long-Term Incentive Plan, filed as Annex A to the Company’s Proxy Statement dated March 27, 2009 (File No. 001-33217), is incorporated herein by reference.
10	.8.3.2*	Form of Restricted Stock Award Agreement for US Employees under the Company’s 2009 Long-Term Incentive Plan.
10	.8.3.3*	Form of Restricted Stock Award Agreement for US Non-Employee Directors under the Company’s 2009 Long-Term Incentive Plan, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, is incorporated herein by reference.
10	.8.3.4*	Form of Restricted Stock Award Agreement for UK Employees under the Company’s 2009 Long-Term Incentive Plan.
10	.8.3.5*	Form of Restricted Stock Award Agreement for UK Limited Partners under the Company’s 2009 Long-Term Incentive Plan.
10	.8.4.1*	Form of Restricted Stock Award Agreement for US Employees (Deferred Remuneration Arrangement) under the Company’s 2009 Long-Term Incentive Plan.
10	.8.4.2*	Form of Restricted Stock Award Agreement for UK Employees (Deferred Remuneration Arrangement) under the Company’s 2009 Long-Term Incentive Plan.
10	.8.4.3*	Form of Restricted Stock Award Agreement for UK Limited Partners (Deferred Remuneration Arrangement) under the Company’s 2009 Long-Term Incentive Plan.

Exhibit
No.		Description

10	.9.1.1*	Employment Agreement dated November 2, 2007 between the Company and Noam Gottesman, filed as Exhibit 10.9.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-147865), is incorporated herein by reference.
10	.9.1.2*	Letter Agreement dated as of March 24, 2009 between the Company and Noam Gottesman, filed as Exhibit 10.1.1 to the Company’s Current Report on Form 8-K filed on March 26, 2009, is incorporated herein by reference.
10	.9.1.3*	Letter Agreement dated January 4, 2010 between the Company and Noam Gottesman, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 5, 2010, is incorporated herein by reference.
10	.9.2.1*	Employment Agreement dated November 2, 2007 between GLG Partners LP and Noam Gottesman, filed as Exhibit 10.9.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-147865), is incorporated herein by reference.
10	.9.2.2*	Letter Agreement dated as of March 24, 2009 between GLG Partners LP and Noam Gottesman, filed as Exhibit 10.1.2 to the Company’s Current Report on Form 8-K filed on March 26, 2009, is incorporated herein by reference.
10	.9.2.3*	Letter Agreement dated January 4, 2010 between GLG Partners LP and Noam Gottesman, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 5, 2010, is incorporated herein by reference.
10	.9.3.1*	Employment Agreement dated November 2, 2007 between GLG Partners Services LP and Noam Gottesman, filed as Exhibit 10.9.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-147865), is incorporated herein by reference.
10	.9.3.2*	Letter Agreement dated as of March 24, 2009 between GLG Partners Services LP and Noam Gottesman, filed as Exhibit 10.1.3 to the Company’s Current Report on Form 8-K filed on March 26, 2009, is incorporated herein by reference.
10	.10.1.1*	Employment Agreement dated November 2, 2007 between the Company and Emmanuel Roman, filed as Exhibit 10.10.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-147865), is incorporated herein by reference.
10	.10.1.2*	Letter Agreement dated as of March 24, 2009 between the Company and Emmanuel Roman, filed as Exhibit 10.2.1 to the Company’s Current Report on Form 8-K filed on March 26, 2009, is incorporated herein by reference.
10	.10.2.1*	Employment Agreement dated November 2, 2007 between GLG Partners LP and Emmanuel Roman, filed as Exhibit 10.10.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-147865), is incorporated herein by reference.
10	.10.2.2*	Letter Agreement dated as of March 24, 2009 between GLG Partners LP and Emmanuel Roman, filed as Exhibit 10.2.2 to the Company’s Current Report on Form 8-K filed on March 26, 2009, is incorporated herein by reference.
10	.10.3.1*	Employment Agreement dated November 2, 2007 between GLG Partners Services LP and Emmanuel Roman, filed as Exhibit 10.10.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-147865), is incorporated herein by reference.
10	.10.3.2*	Letter Agreement dated as of March 24, 2009 between GLG Partners Services LP and Emmanuel Roman, filed as Exhibit 10.2.3 to the Company’s Current Report on Form 8-K filed on March 26, 2009, is incorporated herein by reference.
10	.11*	Employment Agreement dated November 2, 2007 between the Company and Simon White, filed as Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (Registration No. 333-147865), is incorporated herein by reference.
10	.12*	Employment Agreement dated November 2, 2007 between the Company and Alejandro San Miguel, filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (Registration No. 333-147865), is incorporated herein by reference.
10	.13.1.1*	Employment Agreement dated November 2, 2007 between GLG Partners LP and Pierre Lagrange, filed as Exhibit 10.13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, is incorporated herein by reference.

Exhibit
No.		Description

10	.13.1.2*	Letter Agreement dated as of March 24, 2009 between GLG Partners LP and Pierre Lagrange, filed as Exhibit 10.3.2 to the Company’s Current Report on Form 8-K filed on March 26, 2009, is incorporated herein by reference.
10	.13.2.1*	Employment Agreement dated November 2, 2007 between GLG Partners Services Limited and Pierre Lagrange, filed as Exhibit 10.13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, is incorporated herein by reference.
10	.13.2.2*	Letter Agreement dated as of March 24, 2009 between GLG Partners Services Limited and Pierre Lagrange, filed as Exhibit 10.3.2 to the Company’s Current Report on Form 8-K filed on March 26, 2009, is incorporated herein by reference.
10	.14*	Employment Agreement dated March 18, 2008 between the Company and Jeffrey M. Rojek, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, is incorporated herein by reference.
10	.15.1*	Non-Competition Agreement dated as of November 2, 2007 between the Company and Noam Gottesman, filed as Exhibit 10.4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, is incorporated herein by reference.
10	.15.2*	Schedule identifying agreements substantially identical to the Non-Competition Agreement constituting Exhibit 10.15.1 hereto entered into between the Company and certain persons, filed as Exhibit 10.4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, is incorporated herein by reference.
21		Subsidiaries of the Company.
23		Consent of Ernst & Young LLP, independent registered public accounting firm.
24		Power of Attorney authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and executive officers of the Company.
31.1		Certification of Periodic Report by the Co-Chief Executive Officer pursuant to Rule 13a- 14(a) of the Securities Exchange Act of 1934.
31.2		Certification of Periodic Report by the Co-Chief Executive Officer pursuant to Rule 13a- 14(a) of the Securities Exchange Act of 1934.
31.3		Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1		Certification of Periodic Report by the Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Periodic Report by the Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
32.3		Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

†	Portions of this exhibit have been omitted and filed separately with the Office of the Secretary of the Securities and Exchange Commission pursuant to a confidential treatment request.

(b)	Exhibits

See subsection (a) (3) above.

(c)	Financial Statement Schedules

See subsections (a) (1) and (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on March 1, 2010.

GLG PARTNERS, INC.

By:	/s/ Noam Gottesman
Noam Gottesman
Chairman and Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed on March 1, 2010 by the following persons on behalf of the registrant and in the capacities indicated:

Signature		Title

/s/ Noam Gottesman Noam Gottesman		Chairman of the Board and Co-Chief Executive Officer (Co-Principal Executive Officer)

Emmanuel Roman* Emmanuel Roman		Co-Chief Executive Officer and Director (Co-Principal Executive Officer)

/s/ Jeffrey M. Rojek Jeffrey M. Rojek		Chief Financial Officer (Principal Financial and Accounting Officer)

Ian G. H. Ashken* Ian G. H. Ashken		Director

Martin E. Franklin* Martin E. Franklin		Director

James N. Hauslein* James N. Hauslein		Director

Pierre Lagrange* Pierre Lagrange		Director

William P. Lauder* William P. Lauder		Director

*By:	/s/ Alejandro R. San Miguel Alejandro R. San Miguel**

**	By authority of the power of attorney filed as Exhibit 24 hereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
GLG Partners, Inc.

We have audited the accompanying consolidated balance sheets of GLG Partners, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related combined and consolidated statements of operations, changes in stockholders’ (deficit)/equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GLG Partners, Inc. and subsidiaries at December 31, 2009 and 2008, and the combined and consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 2 and 11 to the accompanying combined and consolidated financial statements, effective January 1, 2009, GLG Partners, Inc. and subsidiaries adopted Financial Accounting Standards Board Statement (SFAS) No. 160, Non Controlling Interests in Consolidated Financial Statements — an amendment of ARB 51 (codified into Accounting Standards Codification (ASC) Topic 810). Also, as discussed in Notes 2 and 4, effective January 1, 2009, the Company adopted SFAS No. 141(R), Business Combinations (codified into ASC Topic 805).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), GLG Partners, Inc and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

London, England
March 1, 2010

GLG PARTNERS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(US Dollars in thousands, except share and per share amounts)

	As of December 31,
	2009	2008

ASSETS
Current Assets
Cash and cash equivalents	$263,782	$316,195
Restricted cash	5,746	13,315
Fees receivable	104,541	42,106
Prepaid expenses and other assets	45,840	32,751

Total Current Assets	419,909	404,367
Non-Current Assets
Investments at fair value	22,048	65,484
Goodwill	587	587
Intangible assets (net of accumulated amortization of $2,768)	34,153	—
Property and equipment (net of accumulated depreciation and amortization of $15,485 and $11,505)	12,856	14,076
Other non-current assets	11,228	3,868

Total Non-Current Assets	80,872	84,015

Total Assets	$500,781	$488,382

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Rebates and sub-administration fees payable	$19,717	$26,234
Accrued compensation, benefits and profit share	138,686	148,531
Income taxes payable	9,095	15,633
Distributions payable	6,840	7,592
Accounts payable and other accruals	52,006	47,176
Revolving credit facility	12,281	40,000
Other liabilities	13,886	50,765

Total Current Liabilities	252,511	335,931
Non-Current Liabilities
Deferred tax liability	10,448	—
Term loan payable (including unamortized gain on modification of $19,671 and $0, respectively.)	292,891	530,000
Convertible notes	228,500	—

Total Non-Current Liabilities	531,839	530,000

Total Liabilities	784,350	865,931
Stockholders’ Deficit:
Common stock, $.0001 par value; 1,000,000,000 authorized, 2009: 252,358,619 issued and outstanding (2008: 245,784,390 issued and outstanding)	24	24
Series A voting preferred stock, $.0001 par value; 150,000,000 authorized, 2009: 58,904,993 issued and outstanding (2008: 58,904,993 issued and outstanding)	6	6
Additional paid in capital	1,450,151	1,176,054
Treasury stock 2009: 14,101,424 shares of common stock (2008: 21,418,568 shares)	(193,189)	(293,434)
Accumulated other comprehensive income (loss)	7,250	(17,141)
Accumulated deficit	(1,562,009)	(1,243,058)

Total Controlling Stockholders’ Deficit	(297,767)	(377,549)
Non-controlling interest	14,198	—

Total Stockholders’ Deficit	(283,569)	(377,549)

Total Liabilities and Stockholders’ Deficit	$500,781	$488,382

The accompanying notes are an integral part of these combined and consolidated financial statements.

GLG PARTNERS, INC. AND SUBSIDIARIES

COMBINED AND CONSOLIDATED STATEMENTS OF OPERATIONS
(US Dollars in thousands, except per share amounts)

	Years Ended December 31,
	2009	2008	2007

Net revenues and other income
Management fees, net	$152,528	$317,787	$287,152
Performance fees, net	114,605	107,517	678,662
Administration fees, net	25,685	69,145	64,224
Other	8,056	542	10,080

Total net revenues and other income	300,874	494,991	1,040,118
Expenses
Compensation, benefits and profit share	(637,995)	(952,916)	(1,211,212)
General, administrative and other	(90,907)	(123,049)	(108,926)
Amortization of intangible assets	(2,768)	—	—
Third party distribution, administration and service fees	(3,276)	—	—

Total expenses	(734,946)	(1,075,965)	(1,320,138)

Loss from operations	(434,072)	(580,974)	(280,020)
Realized loss on available-for-sale investments	(21,855)	—	—
Gain on debt extinguishment	84,821	—	—
Gain on business combination — negative goodwill	21,122	—	—
Interest income	1,226	8,859	8,871
Interest expense	(12,729)	(25,472)	(6,521)

Loss before income taxes	(361,487)	(597,587)	(277,670)
Income tax benefit (expense)	2,102	(14,231)	(64,000)

Net loss	(359,385)	(611,818)	(341,670)
Less non-controlling interests:
Exchangeable shares dividends	—	(4,418)	—
Share of losses	49,978	—	33,885
Cumulative dividends on exchangeable shares	(9,544)	(14,761)	(2,723)

Net loss attributable to common stockholders	$(318,951)	$(630,997)	$(310,508)

Net loss per share — basic	$(1.45)	$(2.97)	$(2.11)
Weighted average common stock outstanding — basic (in thousands)	219,953	212,225	147,048
Net loss per share — diluted	$(1.45)	$(2.97)	$(2.11)
Weighted average common stock outstanding — diluted (in thousands)	219,953	212,225	147,048

The accompanying notes are an integral part of these combined and consolidated financial statements.

GLG PARTNERS, INC. AND SUBSIDIARIES

COMBINED AND CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(US Dollars in thousands)

					Accumulated			Total
			Additional		Other	Accumulated	Non-	Shareholders
	Treasury	Common	Paid in	Preferred	Comprehensive	Income/	Controlling	Equity/
	Stock	Stock	Capital	Stock	Income/(Deficit)*	(Deficit)	Interest	(Deficit)

Balance as of January 1, 2007	$(347,740)	$17	$354,073	$6	$2,906	$165,896	$1,552	$176,710
Comprehensive loss:
Net loss						(310,508)	(33,885)	(344,393)
Unrealized gains on available-for-sale investments (nil tax applicable)					244			244
Foreign currency translation (nil tax applicable					327		11	338

Total comprehensive loss					571	(310,508)	(33,874)	(343,811)
Issuance of common stock and recapitalization on Acquisition		7	(267,660)			(1,913)	(61,970)	(331,536)
Share-based compensation			495,698				96,203	591,901
Warrant exercises			39,035					39,035
Warrants repurchased			(45,557)					(45,557)
Distributions to principals and trustees						(330,972)		(330,972)

Balance as of December 31, 2007	$(347,740)	$24	$575,589	$6	$3,477	$(477,497)	$1,911	$(244,230)

Comprehensive loss:
Net loss						(629,697)		(629,697)
Unrealized loss on available-for-sale equity investments (nil tax applicable)					(21,039)			(21,039)
Foreign currency translation (nil tax applicable)					421			421

Total comprehensive loss					(20,618)	(629,697)		(650,315)
Acquisition of minority interest							(1,911)	(1,911)
Contingent acquisition consideration			(308)					(308)
Share-based compensation	54,306		643,307					697,613
Warrant exercises			2,335					2,335
Warrants repurchased			(37,350)					(37,350)
Capital contributions			178					178
Shares repurchased			(7,697)					(7,697)
Distributions to principals and trustees						(118,354)		(118,354)
Dividends paid						(16,210)		(16,210)

Balance as of December 31, 2008	$(293,434)	$24	$1,176,054	$6	$(17,141)	(1,241,758)	$—	$(376,249)
Effect of adoption of FAS 141(R) (primarily codified into FASB ASC Topic 805) (note 2)						(1,300)		(1,300)

Balance as of December 31, 2008 restated	$(293,434)	$24	$1,176,054	$6	$(17,141)	$(1,243,058)	$—	$(377,549)

Comprehensive loss:
Net loss						(318,951)	(49,978)	(368,929)
Unrealized loss on available-for-sale investments (nil tax applicable)					(74)			(74)
Transfer to realized loss on available-for-sale investments on disposal (nil tax applicable)					9,344			9,344
Transfer to realized loss on available-for-sale investments on other than temporary impairment (nil tax applicable)					12,552			12,552
Foreign currency translation (nil tax applicable)					2,569		614	3,183

Total comprehensive loss					24,391	(318,951)	(49,364)	(343,924)
Share based compensation	100,245		277,931				63,545	441,721
Capital contributions			(103)				17	(86)
Issue of new shares			64,220					64,220
Shares repurchased			(67,951)					(67,951)

Balance as of December 31, 2009	$(193,189)	$24	$1,450,151	$6	$7,250	$(1,562,009)	$14,198	$(283,569)

*	Comprised of: unrealized gain (loss) on available-for-sale investments of $1,027 at December 31, 2009, $(20,795) at December 31, 2008 and $224 at December 31, 2007; foreign currency translation of $6,223 at December 31, 2009, $3,654 at December 31, 2008 and $3,253 at December 31, 2007.

The accompanying notes are an integral part of these combined and consolidated financial statements.

GLG PARTNERS, INC. AND SUBSIDIARIES

COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
(US Dollars in thousands)

	Years Ended December 31,
	2009	2008	2007

Cash Flows From Operating Activities
Net loss	$(359,385)	$(611,818)	$(341,670)
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on business combination — negative goodwill	(21,122)	—	—
Gain on debt extinguishment	(84,821)	—	—
Cumulative dividend	(9,544)	(14,761)	—
Exchangeable shares dividends	—	(4,418)	—
Amortization of gain on debt extinguishment	(6,795)	—	—
Depreciation and amortization	6,661	2,907	2,257
Share based compensation	441,721	697,613	591,901
Foreign Exchange movements on foreign currency bank accounts	(4,003)	21,072	6,667
Realized loss on available-for-sale investments	21,855	2,383	—
Cash flows due to changes (net of non cash assets of acquired subsidiaries) in:
Fees receivable	(55,187)	347,671	(137,814)
Prepaid expenses and other assets	(4,242)	(934)	(6,661)
Rebates and sub-administration fees payable	(8,237)	5,027	1,911
Accrued compensation, benefits and profit share	50,937	(319,356)	178,586
Income taxes payable	(6,454)	(21,831)	12,372
Distributions payable	(752)	(70,501)	66,059
Accounts payable and other accruals	(9,479)	9,552	(1,661)
Other liabilities	(43,024)	34,673	10,992

Net cash (used in)/provided by operating activities	(91,871)	77,279	382,939
Cash Flows From Investing Activities
Redemption of /(investment in) available-for-sale securities	52,064	7,204	(95,607)
Purchase of trading securities	(6,480)	—	—
Purchase of subsidiary	—	(2,500)	—
Cash acquired (net of purchase consideration) of subsidiary	7,337	—	—
Transfer from/(to) restricted cash	7,569	10,751	(24,066)
Purchase of property and equipment	(2,509)	(7,906)	(5,215)

Net cash provided by/(used in) investing activities	57,981	7,549	(124,888)
Cash Flows From Financing Activities
Proceeds from loan	—	—	570,000
Issue of convertible notes	228,500	—	—
Loan repayment	(170,700)	—	(13,000)
Debt issue costs	(12,726)	—	—
Warrant exercises	—	2,335	39,035
Warrant repurchases	—	(37,350)	(45,557)
Share repurchases	(67,951)	(7,697)	—
Capital contributions	(86)	178	—
Distributions to principals and trustees	—	(118,354)	(330,972)
Dividends paid	—	(16,210)	—
Acquisition-related transaction costs	—	(308)	(314,943)

Net cash used in financing activities	(22,963)	(177,406)	(95,437)
Net (decrease)/increase in cash and cash equivalents	(56,853)	(92,578)	162,614
Effect of foreign currency translation on cash	4,440	(20,649)	(6,340)
Cash and cash equivalents at beginning of period	316,195	429,422	273,148

Cash and cash equivalents at end of period	$263,782	$316,195	$429,422

Supplementary cash flow disclosure
Interest paid	$(18,800)	$(25,224)	$(6,521)
Income taxes paid	$(10,948)	$(36,062)	$(51,628)
Non-cash financing activities:
Non-cash net assets/ liabilities of acquired subsidiaries	$13,785	—	$16,979

The accompanying notes are an integral part of these combined and consolidated financial statements.

GLG PARTNERS, INC AND SUBSIDIARIES

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

The Company is a global asset management company offering its clients a wide range of performance-oriented investment products and managed account services. The Company’s primary business is to provide investment management advisory services for various investment funds and companies (the “GLG Funds”). The Company derives revenue primarily from management fees and administration fees charged to the GLG Funds and accounts it manages based on the value of assets in these funds and accounts, and performance fees charged to the GLG Funds and accounts it manages based on the performance of these funds and accounts.

The Company operates in one business segment, the management of global funds and accounts. The Company uses a multi-strategy approach, offering investment funds and managed accounts across a diverse range of strategies and products. The Company does not own a substantive controlling interest in any of the GLG Funds it manages and as a result none of the GLG Funds are consolidated by the Company.

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

Prior to the Acquisition, GLG comprised all of the entities (the “GLG Entities”) engaged in the provision of investment management advisory services under the common control or management of the three managing directors of GLG, Noam Gottesman, Pierre Lagrange and Emmanuel Roman (the “Principals”) and the respective trustees of trusts established by the Principals, being Leslie J. Schreyer in his capacity as trustee of the Gottesman GLG Trust, G&S Trustees Limited, in its capacity as trustee of the Lagrange GLG Trust and Jeffrey A. Robins, in his capacity as trustee of the Roman GLG Trust (the “Trustees”). In particular, the GLG Entities combined up until the date of the Acquisition for the year ended December 31,2007, and consolidated from the date of the Acquisition in the financial statements are GLG Partners LP, GLG Partners Limited, GLG Holdings Limited, GLG Partners Asset Management Limited, GLG Partners Services LP, GLG Partners Services Limited, GLG Partners (Cayman) Limited, GLG Partners Corporation, GLG Partners International (Cayman) Limited, Laurel Heights LLP, Lavender Heights LLP, Mount Granite Limited, Mount Garnet Limited, GLG Holdings Inc., GLG Inc., Albacrest Corporation, Betapoint Corporation, Sage Summit Ltd., Knox Pines Ltd. and Liberty Peak Ltd.

On April 3, 2009, the Company completed the acquisition of 100% of Société Générale Asset Management Group Ltd.’s share capital to acquire Société Générale Asset Management UK (“SGAM UK”), Société Générale’s UK long-only asset management business, for £4.5 million ($6,450) in cash. The results since acquisition are included in the consolidated results of the Company.

GLG PARTNERS, INC AND SUBSIDIARIES

NOTES TO THE COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US Dollars in thousands, except per share amounts)

The Company restructured its long term loan and revolving credit facilities during the year. $284,500 of the loan was repurchased by a consolidated subsidiary at 60% of par value.

In addition, and in connection with the debt restructuring, the Company has also issued $228,500 principal amount of convertible notes, due 2014. See note 7.

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

The Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) became effective on July 1, 2009. At that date, the ASC became FASB’s officially recognized source of authoritative U.S. generally accepted accounting principles (GAAP) applicable to all public and non-public non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies.

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

The Company has determined that the majority of GLG Funds that it manages are Variable Interest Entities in that the management contract cannot be terminated by a simple majority of unrelated investors. The Company has determined that it is not the Primary Beneficiary and so does not consolidate any of these GLG Funds. The Company earns substantially all of its revenue from the GLG Funds and managed accounts, as disclosed in Note 13.

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

GLG PARTNERS, INC AND SUBSIDIARIES

NOTES TO THE COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US Dollars in thousands, except per share amounts)

preferred stock provides the holders of these shares with voting rights that are equivalent to those of the Company’s common stockholders.

The holders of the Exchangeable Shares receive a cumulative dividend based on the Company’s estimate of the net taxable income of FA Sub 2 Limited allocable to such holders multiplied by an assumed tax rate of 44.38%. The cumulative dividend rights of the holders of the Exchangeable Shares are in excess of those of the Company’s common stockholders, and these rights are presented as an expense within non-controlling interest in the condensed consolidated statements of operations. The amount recorded in respect of the cumulative dividends for the years ended December 31, 2009, 2008 and 2007 were $9,544, $14,761 and $2,723 respectively.

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

GLG PARTNERS, INC AND SUBSIDIARIES

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

Where a single-manager alternative strategy fund or internal Fund of Funds (“FoF”) managed by the Company invests in an underlying single-manager alternative strategy fund managed by the Company, the “investing fund” is the top-level GLG Fund into which a client invests and the “investee fund” is the underlying GLG Fund into which the investing fund allocates funds for investment. When one of the single-manager alternative strategy funds or internal FoFs managed by the Company invests in an underlying single-manager alternative strategy fund managed by the Company:

•	management fees are charged at the investee fund level, except in the case of (1) the GLG Multi Strategy Fund where management fees are charged at both the investee and investing fund levels and (2) the GLG Balanced Managed Fund and the GLG Stockmarket Managed Fund where management fees are charged only at the investing fund level;

•	performance fees are charged at the investee fund level, except in the case of the GLG Global Aggressive Fund where performance fees are charged at both the investee and investing fund levels, to the extent, if any, that the performance fee charged at the investing fund level is greater than the performance fee charged at the investee fund level; and

•	administration fees, where applicable, are charged at both the investing and investee fund levels.

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

GLG PARTNERS, INC AND SUBSIDIARIES

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

•	Limited Partner Profit Share — The key personnel who are participants in the limited partner profit share arrangement provide services to the Company through two limited liability partnerships, Laurel Heights LLP and Lavender Heights LLP (the “LLPs”), which are limited partners in GLG Partners LP and GLG Partners Services LP, respectively. The amount of profits (or limited partner profit share) attributable to each of the LLPs is determined at the Company’s discretion based upon the profitability of the Company’s business and the Company’s view of the contribution to revenues and profitability from the services provided by each limited partnership during that period. These profit shares are recorded as operating expenses matching the period in which the related revenues are accrued and services are provided. A portion of the partnership distribution is advanced monthly as a draw against final determination of profit share. Once the final profit allocation is determined, typically in January following each year end, it is paid to the LLPs, as limited partners, less any amounts paid as advance drawings during the year. Other limited partners of GLG Partners Services LP who receive profit allocations include four investment professionals, who are not members of Lavender Heights LLP, but whose profit distributions from GLG Partners Services LP are determined in the same manner as the allocation of profit shares to individual members of the LLP described below and included in the limited partner profit share measure, as described below.

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

During 2009 the company issued 3.17 million shares with a grant date value of $10,300 in lieu of cash discretionary awards of which $4,600 was expensed in 2009. A further $5,700 (based on 1.9 million nonvested shares awarded to non-employees) in compensation expense is expected to be recognized over 2010, 2011 and 2012 in respect of these awards based on the closing share price of December 31, 2009 and current forfeiture assumptions.

The Company implemented a deferred compensation program for employees and limited partners in respect of discretionary compensation for 2009. A portion of the discretionary compensation allocated to the Company’s investment and other professionals will be deferred in annual installments until the first quarter 2012. Deferred awards given to certain investment professionals and marketers will be invested on their behalf into GLG Funds, aligning portfolio manager and marketers’ incentives with those of the investors in such funds and, indirectly, the Company’s shareholders. Deferred awards and any related investment earnings or losses will vest to the extent that there are no forfeitures, in two equal installments on March 31, 2011 and 2012 and will be accounted for on a straight line basis. Deferred awards for all other personnel will be issued in the form of Company common stock, aligning their

GLG PARTNERS, INC AND SUBSIDIARIES

NOTES TO THE COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US Dollars in thousands, except per share amounts)

incentives with the Company’s shareholders. The common stock will also vest over a two year period to the extent that there are no forfeitures, in two equal installments on March 31, 2011 and 2012 and will be accounted for on an accelerated method basis. Compensation of $12,900 related to this program was deferred at December 31, 2009 and will be recognized in earnings over 2010 and 2011.

•	Equity Based Compensation — For awards to employees, the Company recognizes the fair value of equity-based compensation as an expense in the statements of operations over the requisite service period of each award using the accelerated graded vesting attribution method. Fair value is recognized as the grant date fair value of the Company’s common stock for awards to employees and vesting date fair value for awards to limited partners. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

For accounting purposes the Company has determined:

•	that the individuals do not meet the definition of employee under applicable accounting guidance

•	that the individuals are treated for UK tax purposes as being self-employed rather than employees under the applicable UK standard, which is substantially equivalent to IRS Revenue Ruling 87-41, and consequently the partners have been determined to be non-employees.

The non-Principal senior management and other key personnel who participate in the limited partner profit share arrangement include Simon White, the Company’s Chief Operating Officer, and Steven Roth, a senior investment professional. The Principals and the other Named Executive Officers of the Company (other than Mr. White) do not participate in the limited partner profit share arrangement.

In connection with the Acquisition, consideration of $150,000 in cash was paid to two consolidated limited partnerships under the equity participation plan to be paid to their members on the completion of the requisite vesting period, generally over 3 or 4 years. Proceeds of the acquisition were invested into restricted cash and investments in GLG Funds. The Company records compensation expense for the $150,000 cash portion of the award over the vesting period adopting the same recognition method as for the share based awards to Limited Partners. Compensation (or reduction in compensation as appropriate) is also recognized for changes in fair value of the investments and interest earned on the loan notes to the extent that compensation has also been earned on the underlying principal amount, irrespective of whether the unrealized gain or loss has been recorded in other comprehensive income in the Company’s consolidated statements of operations.

While under reverse acquisition accounting share capital and earnings per share information is retrospectively restated for all prior periods (i.e., shares paid to GLG shareowners on consummation of the Acquisition are regarded as having been issued from the beginning of the first comparative period presented), for compensation recognition purposes compensation expense is recorded from the date of the Acquisition.

GLG PARTNERS, INC AND SUBSIDIARIES

NOTES TO THE COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US Dollars in thousands, except per share amounts)

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits and highly liquid investments including money market accounts with original maturities of three months or less.

Restricted Cash

Restricted cash represents cash held in escrow for the repayment of notes issued to certain participants in the equity participation plan and recorded in other liabilities.

Investments

Investments represent available-for-sale and trading investments in GLG Funds and are carried at fair value. Unrealized gains and losses on available-for-sale investments, net of applicable tax, are reported in a separate component of stockholders’ deficit until realized whereas gain or losses on trading investments are realized in the consolidated statement of operations. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are presented separately on the face of the consolidated statement of operations. For the purpose of computing realized gains and losses, the cost of securities sold is based on the specific-identification method.

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

The Company has capitalized certain internally developed software including direct external costs, payroll and payroll related costs.

The carrying values of all long-lived assets are reviewed periodically for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. If the expected future undiscounted cash flows are less than the carrying amount of the asset group, an impairment loss is recognized to the extent the carrying value of such asset exceeds its fair value.

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

For the purpose of consolidation, the assets and liabilities of the GLG Entities with functional currencies other than US Dollars are translated into US Dollar equivalents using period-end exchange rates, whereas

GLG PARTNERS, INC AND SUBSIDIARIES

NOTES TO THE COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US Dollars in thousands, except per share amounts)

revenues and expenses are translated using the weighted-average exchange rate for the period. Translation adjustments arising from consolidation are included in accumulated other comprehensive income (loss) within total stockholders’ deficit.

Derivatives and Hedging

The Company is exposed to foreign exchange risks relating to performance and management fees denominated in foreign currencies and also to general, administration and other costs denominated in foreign currencies. Forward foreign exchange contracts on various foreign currencies are entered into to manage those risks. These contracts are designated as cash flow hedges, with changes in fair value attributable to changes in the relevant spot rates recorded in other comprehensive income and reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. Changes in the fair value of the hedge attributable to the spot-forward differential are recorded directly in the consolidated statement of operations.

For those derivatives that are designated as hedges and for which hedge accounting is desired, the hedging relationship is formally designated and documented at its inception. The document identifies the risk management objective and strategy for undertaking the hedge, the hedging instrument, the hedged item or transaction, the nature of risk being hedged and how effectiveness will be measured throughout its duration. Such hedges are expected at inception to be highly effective in offsetting changes in cash flows and are assessed on an ongoing basis to determine that they actually have been highly effective throughout the reporting period for which they were designated. All hedging activities are used for risk management purposes and used to mitigate monthly foreign exchange rate movements in association with fees receivable and operating expenditure.

Comprehensive Loss

Comprehensive loss consists of Net loss and Other comprehensive income (loss). The Company’s Other comprehensive income (loss) is comprised of cumulative translation adjustments, changes in fair value of available-for-sale investments and the effects of foreign currency cash flow hedges.

Interest Income, net

Interest income and expense are recognized on an accrual basis.

Income Taxes

The Company is subject to UK, Irish, Swiss, Luxembourg and US income taxes. The Company accounts for these taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is established when management believes it is more likely than not that some or all of the deferred tax asset will not be realized.

The Company accounts for uncertain tax positions by reporting a liability for unrecognized tax benefits resulting from tax positions taken or expected to be taken in a tax return that are less than certain to be sustained upon examination by the relevant taxing authority. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.

Change in Accounting Policy

On January 1, 2009, the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805 Business Combinations, (formerly Statement of Financial Accounting Standards (“SFAS”) No. 141R, Business Combinations (“SFAS 141R”)), became applicable. The

GLG PARTNERS, INC AND SUBSIDIARIES

NOTES TO THE COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US Dollars in thousands, except per share amounts)

Company had previously recognized transaction costs relating to the acquisition of Société Générale Asset Management UK (“SGAM UK”) as a prepaid expense and other asset as at December 31, 2008. Under the new provisions, there are several methods of accounting for transaction costs for in-progress acquisitions at the date of adoption. The Company has elected to expense transaction costs relating to the acquisition in the period to which the cost relates, retrospectively restating prior period results. The change in the accounting policy has the following effect on the financial statements:

	December 31, 2008	December 31, 2008	Change
	Adjusted(1)	As filed

Balance sheet Assets:
Prepaid expenses and other assets	$32,751	$34,051	$(1,300)
Stockholders’ Deficit:
Accumulated deficit	$(1,243,058)	$(1,241,758)	$1,300
Statement of Operations
Consolidated net loss	$(611,818)	$(610,518)	$1,300

(1)	The December 31, 2008 amounts were adjusted for comparability purposes for acquisition costs related to the acquisition of SGAM UK which was agreed to in December 2008 and completed in April 2009. Certain acquisition related costs were incurred in 2008.

Recent Accounting Pronouncements

Business Combinations: SFAS 141(R)/ASC Topic 805 — In December 2007, the FASB issued SFAS No 141(R), Business Combinations (“SFAS 141(R)”), which was primarily codified in Topic 805 in the ASC. The standard replaces SFAS No. 141 and establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. SFAS 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. As at December 31, 2008 the Company had capitalized $1,300 for acquisition costs arising from in-progress acquisitions. On transition to SFAS 141(R) these costs have been retrospectively taken to the statement of operations.

Non-controlling interests: SFAS 160/ ASC Topic 810 — In December 2007, the FASB issued SFAS No. 160 Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”), which was also primarily codified in Topic 810 in the ASC. The accounting guidance states that accounting and reporting for minority interests will be re-characterized as non-controlling interests and classified as a component of equity. SFAS 160 is effective prospectively, except for certain presentation disclosure requirements, for fiscal years beginning after December 15, 2008. The primary impact of the adoption of SFAS 160 was the reclassification of minority interests from liabilities to stockholders’ equity and their re-labeling as “non-controlling interests”. In addition, under ARB No. 51, non-controlling interests only shared in losses to the extent that they had available equity to absorb losses. Under SFAS 160, the non-controlling interests prospectively fully share in losses as well as profits, even if there is no contractual obligation to fund losses. Prior period statements of operations have been retrospectively re-presented to conform to the disclosure requirements of SFAS 160. As the income attributable to common stockholders is materially different to what it would have been if SFAS 160 had not been adopted, pro forma statement of operations have been provided in Note 11.

Consolidation of Variable Interest Entities: SFAS 167/ASC Topic 810 — In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”), which has been primarily

GLG PARTNERS, INC AND SUBSIDIARIES

NOTES TO THE COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US Dollars in thousands, except per share amounts)

codified in ASC Topic 810. SFAS 167, which amends FIN 46(R), prescribes a qualitative model for identifying whether a company has a controlling financial interest in a variable interest entity (VIE) and eliminates the quantitative model prescribed by FIN 46(R). The new model identifies two primary characteristics of a controlling financial interest: (1) provides a company with the power to direct significant activities of the VIE, and (2) obligates a company to absorb losses of and/or provides rights to receive benefits from the VIE. SFAS 167 requires a company to reassess on an ongoing basis whether it holds a controlling financial interest in a VIE. A company that holds a controlling financial interest is deemed to be the primary beneficiary of the VIE and is required to consolidate the VIE. This statement is effective for fiscal years beginning after November 15, 2009.

In February 2010 the FASB deferred the provisions of SFAS 167 for a reporting entity’s interest in an entity (1) that has the attributes of an investment company or (2) for which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies. The deferral does not apply in situations in which a reporting entity has the explicit or implicit obligation to fund actual losses of an entity that could potentially be significant to the entity. The Company has determined that it meets the deferral criteria and therefore is not required to adopt the provisions of SFAS 167 as of the effective date.

Fair Value Measurements and Disclosures: SFAS 157/ASC Topic 820 — ASC Topic 820, “Fair Value Measurements and Disclosures,” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of ASC Topic 820 became effective for the Company on January 1, 2008 for financial assets and financial liabilities and on January 1, 2009 for non-financial assets and non-financial liabilities (see Note 5 — Fair Value Measurements).

Additional new authoritative accounting guidance under ASC Topic 820 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. ASC Topic 820 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. The new accounting guidance amended prior guidance to expand certain disclosure requirements. The Company adopted the new authoritative accounting guidance under ASC Topic 820 during the first quarter of 2009. Adoption of the new guidance did not significantly impact the Company’s financial statements.

Further new authoritative accounting guidance (Accounting Standards Update No. 2009-5) under ASC Topic 820 provides guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. In such instances, a reporting entity is required to measure fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets, or (iii) another valuation technique that is consistent with the existing principles of ASC Topic 820, such as an income approach or market approach. The new authoritative accounting guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The forgoing new authoritative accounting guidance under ASC Topic 820 became effective for the Company’s financial statements for periods ending after October 1, 2009 and did not have a significant impact on the Company’s financial statements.

Further new authoritative accounting guidance (Accounting Standards Update No. 2009-12) under ASC Topic 820 permits as a practical expedient the use of net asset value for measuring the fair value of investments in certain entities that calculate net asset per share in a manner consistent with the measurement

GLG PARTNERS, INC AND SUBSIDIARIES

NOTES TO THE COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US Dollars in thousands, except per share amounts)

principles of Topic 946 (Investment Companies). GLG has adopted the guidance in respect of measuring fair values in its investments in GLG Funds.

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

The Company acquired $505,698 of net current assets from Freedom Acquisition Holdings, Inc. (“Freedom”) in the Acquisition. In addition, the founders of Freedom made a further $50,000 co-investment in the Company concurrent with the closing of the Acquisition and the Company incurred $38,277 of Acquisition-related expenses. These amounts were recognized within additional paid-in capital on the Company’s balance sheets. The cash consideration paid to the former GLG shareowners in the Acquisition, other than $150,000 allocated to participants in the equity participation plan, was accounted for as an $850,000 decrease in additional paid-in capital on the Company’s balance sheet. The effect of these amounts, net of allocations to non-controlling interest holders was an adjustment of $(267,660) to additional paid in capital.

The assets and liabilities of the Company on the Acquisition date are shown below:

Cash	$522,677
Deferred underwriter fees	(17,952)
Other net current assets	973

$505,698

Consideration for the Acquisition was:

•	$1,000,000 to be allocated between cash and loan notes if certain GLG equity holders elected to receive such notes in lieu of all or a portion of the cash consideration to such person;

•	230,000,000 shares of common stock and common stock equivalents, which include:

−	138,095,007 shares of common stock;

−	58,904,993 Exchangeable Shares of its subsidiary, FA Sub 2 Limited, which are exchangeable for 58,904,993 shares of common stock; and

−	33,000,000 ordinary shares of its subsidiary, FA Sub 1 Limited, which were subject to certain put rights to the Company and call rights by the Company, payable upon exercise by delivery of 33,000,000 shares of common stock; and

•	58,904,993 shares of the Company’s Series A preferred stock, which carry only voting rights and nominal economic rights.

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

GLG PARTNERS, INC AND SUBSIDIARIES

NOTES TO THE COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US Dollars in thousands, except per share amounts)

price adjustment that would have been attributable to the GLG shareowners but for the declaration of such distributions. In aggregate, $118,354 was distributed during 2008 in respect of such formulaic distributions.

4.	BUSINESS COMBINATION

On April 3, 2009, the Company completed the acquisition of 100% of SGAM UK’s long-only asset management business for £4.5 million ($6,450) in cash. The purchase was accounted for as an acquisition of a business. The following table summarizes the fair values of the assets and liabilities acquired at closing, which are considered final.

Intangible asset — customer-related management contracts (10 year life)(1)	$33,338
Cash	13,787
Investments	2,016
Fixed assets	164
Deferred tax liability	(9,334)
Other net liabilities	(12,399)

Fair Value of net assets acquired	$27,572

(1)	Management considers the management contracts to have an expected average useful life of 10 years and consequently the contracts will be amortized on a straight line basis over the remaining average useful life. The expected amortization amount for the years ending December 31, 2010, 2011, 2012, 2013 and 2,014 is approximately $3,334.

The excess of the fair value of net assets acquired over consideration price was recognized in the consolidated statement of operations as a separate line item. The Company has considered the recognition of the gain as a “bargain purchase” as being reflective of industry conditions at the time of the negotiation of the acquisition and the business strategy of the seller. The Company expects to achieve synergies in respect of ongoing operating costs and expansion of its distribution channels.

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

5.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

GLG PARTNERS, INC AND SUBSIDIARIES

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

a) Assets and Liabilities measured at fair value on a recurring basis:

The following table presents fair value measurements for major categories of the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	December 31, 2009			December 31, 2008
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Foreign exchange derivatives (presented in other assets)	$—	$274	$—	$—	$42	$—
Trading investments	—	—	6,319	—	—	—
Available-for-sale investments	—	—	15,729	—	—	65,484

	$—	$274	$22,048	$—	$42	$65,484

Foreign exchange derivatives

Other assets include the fair value of foreign exchange derivatives, which are valued at quoted forward prices from foreign exchange counterparties and discounted to present value using prevailing risk free rates for the Company’s functional currency.

Investments

Investments at fair value include available-for-sale and trading securities in the following GLG Funds:

• GLG Multi-Strategy Coupon Fund	Available-for-sale
• GLG Global Opportunity (Special Assets) Fund	Available-for-sale
• GLG Treasury Plus Fund	Available-for-sale
• GLG European Opportunity (Lehman Recovery) Fund	Trading
• GLG Technology (Lehman Recovery) Fund	Trading

These investments are valued at the final Net Asset Value (“NAV”) as calculated by the GLG Fund’s administrator. As these funds have limited liquidity, the Company has determined its investments in these GLG Funds to be Level 3 assets. These NAVs, and the associated fair values of underlying investments, have been reviewed by the GLG Funds’ Independent Pricing Committee.

GLG PARTNERS, INC AND SUBSIDIARIES

NOTES TO THE COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US Dollars in thousands, except per share amounts)

A reconciliation of the movements in Level 3 assets is presented below:

	Fair Value Measurements
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)

Movements in Level 3 assets for the year were as follows:
Investments in GLG Funds
Opening Balance January 1, 2009			$65,484
Change in fair value recorded in other income			(59)
Change in fair value recorded in other comprehensive income — currency translation adjustment			265
Change in unrealized losses recorded in other comprehensive income			(74)
Investments acquired in business combination			2,016
Purchase of investments			6,480
Redemption proceeds			(52,064)

Closing Balance December 31, 2009			$22,048

Total unrealized gains in investments			$1,027

During the year ended December 31, 2009, the Company redeemed $52,064 of its investments in the GLG Global Opportunity Fund, the GLG Global Opportunity (Special Assets) Fund (the successor fund to which assets were transferred when gates were imposed on GLG Global Opportunity Fund) the GLG Multi-strategy Fund and the GLG Multi-strategy Coupon Fund (the successor fund to which assets were transferred when gates were imposed on GLG Multi-strategy Fund). Redemption proceeds were used to repay vested obligations to members of the equity participation plan (recorded in other liabilities).

Realized losses on the redemptions from investments in the funds were $9,344 which have been recorded in the statement of operations as a realized loss on available-for-sale investments. Additionally, management determined that it did not have the intent to hold the equity investments for a sufficient period to recover the incremental impairment in these investments, and $12,552 has been recorded in the statement of operations as an other than temporary impairment loss on available-for-sale investments. Gains of $41 were recognized on other available-for-sale investments making the total realized loss in the statement of operations on available-for-sale investments $21,855 for the year ended December 31, 2009.

In the second half of 2009, the Company purchased investments totaling $6,319 in the GLG European Opportunity (Lehman Recovery) Fund and the GLG Technology (Lehman Recovery) Fund which are being accounted for at fair value.

b) Fair value measurements of Other financial instruments recorded at other than fair value:

Term loan payable and revolving credit facility

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

GLG PARTNERS, INC AND SUBSIDIARIES

NOTES TO THE COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US Dollars in thousands, except per share amounts)

Convertible notes

There are no active markets for the Company’s convertible notes. The Company has determined the fair value of the convertible note to be $243,353 by comparing inactive market broker quotes to internal models.

c) Fair value measurements of Other assets and liabilities recorded at other than fair value:

The carrying value of other financial assets and liabilities approximates fair value.

6.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following assets, net of related depreciation and amortization:

	Years Ended December 31,
	2009	2008

Furniture and Fixtures, net	$630	$570
Computer and Equipment, net	2,720	3,914
Capitalized computer software costs, net	4,064	4,025
Leasehold Improvements, net	3,237	3,362
Other assets, net	2,205	2,205

	$12,856	$14,076

Accumulated depreciation and amortization totaled $15,485, and $11,505 as of December 31, 2009 and 2008, respectively. Depreciation and amortization expenses totaled $3,893, $2,907 and $2,257, and included amortization of capitalized computer software costs of $616, $167 and nil for the years ended December 31, 2009, 2008 and 2007, respectively.

7.	DEBT

The Company had $530,000 outstanding at December 31, 2008 under a 5-year amortizing term loan facility, of which the first principal payment was due in the second half of 2011. The Company also had a $40,000 5-year revolving credit facility which was fully drawn with the same syndicate of banks as the term loan facility. During the year end December 31, 2009 the Company restructured its debt as follows:

	Weighted Average	December 31,	December 31,
	Interest Rate	2009	2008

Revolving credit facility	2.41%	$12,281	$40,000
Terms loans	2.41%	292,891	530,000
Convertible Note	5.00%	228,500	—

Total Debt		$533,672	$570,000

Maturities of outstanding borrowings are as follows:

Year Ended December 31

2010	—
2011	$142,750
2012	$142,750
2013	—
2014	$228,500
Thereafter	—

$514,000

GLG PARTNERS, INC AND SUBSIDIARIES

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

The outcome of the evaluation of the revolving credit facility and term loan was that $84,821 of the discount on repurchase was recognized in the statement of operations as a gain on extinguishment, $26,467 was added to the amortized cost of the continuing term loan, to be amortized against interest expense over the remaining period of the loan under the effective yield basis ($19,671 remaining at December 31, 2009), and $6,910 remaining costs were deferred and will be amortized over the term of the debt.

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

Issuance of Convertible Notes

On May 15, 2009 in connection with the restructuring of the credit agreement, the Company issued $214,000 principal amount of convertible notes, due 2014, in a private offering and resale to qualified institutional buyers under SEC Rule 144A. On June 8, 2009 a further $14,500 principal amount of convertible notes were issued in respect of an over-allotment option. The convertible notes were issued at par and carry an interest rate of 5.00% per annum. Interest is payable semi-annually in arrears on May 15 and November 15 of each year, beginning November 15, 2009.

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

GLG PARTNERS, INC AND SUBSIDIARIES

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

The Company incurred $6,759 of direct costs in connection with the issuance of the notes. These have been deferred and will be recognized over the term of the notes as an adjustment to interest expense.

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

GLG PARTNERS, INC AND SUBSIDIARIES

NOTES TO THE COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US Dollars in thousands, except per share amounts)

The fair value of financial instruments has been recorded as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2009	2008

Total Fair Value of Derivative Financial Instruments (included in Other Assets)	$274	$42
Less: Fair value of Derivative Financial Instruments at start of period	(42)	—

Movement in Fair Value of Derivative Financial Instruments during the period	$232	$42

Changes in Fair Values are allocated as follows:
Statement of Changes in Stockholders’ Deficit:
Gain recorded in other comprehensive loss in period — cash flow hedges	$3,373	$3,905
Gain reclassified from other comprehensive loss to statement of operations	(3,373)	(3,905)

Total gain in Other comprehensive loss	$—	$—

Statement of Operations:
Decrease in General, Administrative & Other expenses — effective portion of hedge reclassified from other comprehensive income	$2,249	$—
Decrease in Compensation, benefits and profit share — effective portion of hedge reclassified from other comprehensive income	1,858	—
(Decrease)/Increase in Management Fees — effective portion of hedge reclassified from other comprehensive income	(734)	4,083
Decrease in Performance Fees — effective portion of hedge reclassified from other comprehensive income	—	(178)

Total effective portion of hedge reclassified from other comprehensive income	3,373	3,905
Decrease in Other income (ineffective portion of hedge and excluded from effectiveness assessment)	(3,141)	(3,863)

Total impact on Statement of Operations	$232	$42

Total impact on Comprehensive loss	$232	$42

9.	STOCKHOLDERS’ DEFICIT

Common Stock

The Company’s authorized capital stock consists of 1,000,000,000 shares of common stock, par value $0.0001 per share, and 150,000,000 shares of preferred stock, par value $0.0001 per share, of which 58,904,993 shares are designated and issued as Series A voting preferred stock.

On November 2, 2007, the Company in connection with the Acquisition issued 171,083,976 shares of common stock including:

•	9,989,000 shares of common stock to be issued for the benefit of the Company’s employees, service providers and certain key personnel under the Restricted Stock Plan;

•	25,382,500 shares of common stock held by subsidiaries of the Company to be issued in connection with the Equity Participation Plan (see Note 12).

GLG PARTNERS, INC AND SUBSIDIARIES

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

The following transactions occurred in the common stock of the Company during 2009:

Number of Shares

Common Stock outstanding at December 31, 2008	245,784,390
Shares issued as compensation	28,290,535
Shares repurchased	(29,159,373)
Shares issued under share plan awards	8,101,804
Stock forfeited and cancelled under share-based compensation arrangements	(658,737)

Common Stock outstanding at December 31, 2009	252,358,619

At December 31, 2009 the Company had 252,358,619 shares of common stock issued, including 14,101,424 shares of treasury stock held by subsidiaries to be issued to limited partners under the Equity Participation Plan (see Note 12). On November 2, 2009, 336,588 shares were issued in order to satisfy vesting grant obligations, resulting in a year end reserve of 536,250 unissued non-vested stock obligations in addition to the issued and outstanding common stock.

No dividends have been declared in 2009. On February 25, June 16 and September 26, 2008 dividends of $0.025 per share of common stock was declared to holders of record. Total dividends of $16,210 were recognized in 2008 after charging dividends on shares expected to be forfeited to operating expense.

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

GLG PARTNERS, INC AND SUBSIDIARIES

NOTES TO THE COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US Dollars in thousands, except per share amounts)

Warrants

Public Stockholders’ Warrants

In connection with its initial public offering, the Company issued 52,800,000 warrants to purchase common stock to the public as part of units (comprising one share of common stock and one public stockholders’ warrant). As of December 31, 2009, 32,894,674 public stockholders’ warrants were outstanding. The warrants were exercisable beginning December 21, 2007 and will expire on December 28, 2011.

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

During 2009, no warrants were exercised and no warrants were repurchased.

Founders’ Warrants

Prior to its initial public offering, the Company issued 12,000,003 warrants to purchase its common stock to its founders as part of units (comprising one share of common stock and one founders’ warrant), all of which were outstanding as of December 31, 2009. The founders’ warrants are substantially similar to the public stockholders’ warrants discussed above, except that the founders’ warrants:

•	will become exercisable if and when the last sales price of the Company’s common stock exceeds $14.25 per share for any 20 trading days within a 30-trading day period beginning 90 days after November 2, 2007; and

•	are non-redeemable so long as they are held by the founders or their permitted transferees.

Sponsors’ Warrants and Co-Investment Warrants

In connection with its initial public offering, the Company issued 4,500,000 warrants to purchase common stock to the Company’s sponsors, all of which were outstanding as of December 31, 2009. In addition, in connection with the Acquisition, the sponsors acquired an additional 5,000,000 warrants to purchase common stock as part of the co-investment of $50,000 for 5,000,000 units in a private placement. The sponsors’ warrants and co-investment warrants have terms and provisions that are substantially similar to the public stockholders’ warrants, except that these warrants (including the common stock to be issued upon exercise of these warrants) are not transferable or salable by their holders or their permitted warrant transferees until one year after the closing of the Acquisition, except to certain permitted transferees. In addition, the sponsors’ warrants are non-redeemable so long as the sponsors or their permitted warrant transferees hold such warrants, while the co-investment warrants are subject to the same redemption provisions as those to which the public stockholders’ warrants are subject.

Units

Public Stockholders’ Units

Each unit consists of one share of common stock and one public stockholders’ warrant. Each warrant entitles the holder to purchase one share of common stock. The common stock and warrants comprising the units began trading separately on January 29, 2007.

GLG PARTNERS, INC AND SUBSIDIARIES

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

The founders’ units, shares and warrants (1) held by founders are subject to the terms of letter agreements between each of the founders and Citigroup Global Market, Inc., as sole book running manager of the Company’s initial public offering, and (2) held by sponsors are subject to certain restrictions on transfer pursuant to the terms of the founders agreement entered into among Noam Gottesman, as Sellers’ Representative, the Principals, Trustees and the sponsors, each of which provided that subject to certain exceptions, these shares and warrants could not be transferred until November 2, 2008.

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

The Company calculates net income per share of common stock in accordance with ASC Topic 260, Earnings Per Share. The Company calculated diluted earnings per share for all periods using the if-converted method for all participating securities. For the year ended December 31, 2009, 2008 and 2007 the FA Sub 2 Limited Exchangeable Shares were excluded from the calculation of diluted earnings per share as they were anti-dilutive.

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

GLG PARTNERS, INC AND SUBSIDIARIES

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

	Years Ended December 31,
	2009	2008	2007

Net loss applicable to common stockholders	$(318,951)	$(630,997)	$(310,508)
Weighted-average common stock outstanding (in thousands), basic and diluted	219,953	212,225	147,048
Net loss per share applicable to common stockholders — basic and diluted	$(1.45)	$(2.97)	$(2.11)

The following common stock equivalents have been excluded from the computation of weighted-average stock outstanding used for computing diluted earnings per share as of December 31, 2009, 2008 and 2007 as they would have been anti-dilutive:

	Years Ended December 31,
	2009	2008	2007

Common stock held in Treasury (See Note 9)	14,101,424	21,418,568	25,382,500
FA Sub 2 Limited Exchangeable Shares	58,904,993	58,904,993	58,904,993
Common stock awarded in connection with share-based compensation arrangements	10,358,325	7,659,833	6,397,000
Convertible notes	61,424,731	—	—
Sponsors’ Warrants	4,500,000	4,500,000	4,500,000
Co-investment Warrants	5,000,000	5,000,000	5,000,000
Public Warrants	32,894,674	32,984,674	42,132,613

	187,184,147	130,468,068	142,317,106

In addition to the above, there were 12,000,003 Founders Warrants that are only exercisable if and when the last sales price of the Company’s common stock exceeds $14.25 per share for any 20 trading days within a 30-trading day period beginning 90 days after November 2, 2007.

11.	PROFORMA STATEMENT OF OPERATIONS — IMPACT OF ADOPTION OF ASC TOPIC 810-10-65

As required under the transitional provisions of ASC Topic 810-10-65, Transition Related to FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 the following pro forma statement of operations is presented to show the Company’s results of operations for the year ended December 31, 2009 and 2008 under the rules relating to non-controlling interests before the adoption of the standard.

GLG PARTNERS, INC AND SUBSIDIARIES

NOTES TO THE COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2009	2008

Net revenues and other income
Management fees, net	$152,528	$317,787
Performance fees, net	114,605	107,517
Administration, service, and distribution fees, net	25,685	69,145
Other	8,056	542

Total net revenues and other income	300,874	494,991
Expenses
Compensation, benefits and profit share	(637,995)	(952,916)
General, administrative and other	(90,907)	(123,049)
Amortization of intangible assets	(2,768)	—
Third party distribution, administration and service fees	(3,276)	—

Total expenses	(734,946)	(1,075,965)

Loss from operations	(434,072)	(580,974)
Realized loss on available-for-sale investments	(21,855)	—
Gain on debt extinguishment	84,821	—
Gain on business combination — negative goodwill	21,122	—
Interest income	1,226	8,859
Interest expense	(12,729)	(25,472)

Loss before income taxes	(361,487)	(597,587)
Income taxes	2,102	(14,231)

Net loss	(359,385)	(611,818)
Less non-controlling interests:
Cumulative dividends on exchangeable shares	(9,544)	(14,761)
Exchangeable shares dividend	—	(4,418)

Net loss attributable to common stockholders	$(368,929)	$(630,997)

Net loss per share — basic and diluted	$(1.68)	$(2.97)
Weighted average common stock outstanding — basic and diluted (in thousands)	219,923	212,225

12.	SHARE-BASED COMPENSATION

For the year ended December 31, 2009 the Company recorded $436,847 (2008: $694,284 and 2007: $595,026) of share based compensation expense after recording related tax benefits/(expenses) of $4,874 (2008: $3,334 and 2007: ($3,125)) in respect of the following awards.

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

GLG PARTNERS, INC AND SUBSIDIARIES

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

The equity portion of this plan has been accounted for by recording such equity instruments at their fair value on the measurement date, which date is typically upon the inception of the services that will be performed, re-measured at subsequent dates to the extent the awards are unvested, and amortized into expense over the vesting period.

GLG PARTNERS, INC AND SUBSIDIARIES

NOTES TO THE COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US Dollars in thousands, except per share amounts)

	Years Ended December 31
	Weighted-Average		Weighted-Average		Weighted-Average
	Grant Date Fair		Grant Date Fair		Grant Date Fair
Equity Participation Plan	Value	2009	Value	2008	Value	2007

Compensation cost recognized in relation to share-based compensation		$33,687		$(10,254)		$138,978

Nonvested shares at January 1 (in thousands)	$8.03	20,637	$13.70	25,363	—	—
Granted	—	—	$4.60	12,856	$13.70	32,980
Vested	$3.58	(7,317)	$13.70	(3,963)	$13.70	(7,617)
Forfeited	$13.70	(700)	$13.70	(13,619)	—	—

Nonvested shares at December 31	$7.37	12,620	$8.03	20,637	$13.70	25,363

Vesting Date fair value of shares vesting during year		$25,287		$12,685		$104,360

Reduction in compensation expense arising from changes in fair value from grant date to reporting date		$4,438		$69,995		$255

Total unrecognized compensation at period end over weighted-average remaining life of 1 year 6 months (2008: 1 year 6 months and 2007: 1 year 11 months)		$14,584		$35,317		$310,315

Restricted Stock Plan and Long-Term Incentive Plan

10,000,000 shares of common stock were authorized to be issued as part of the purchase price for the Acquisition, of which 7,803,750 (2008: 8,119,000) have been allocated to employees, service providers and certain key personnel, subject to vesting (net of forfeitures), which may be accelerated under the Restricted Stock Plan. Any unvested stock awards will be returned to the Company.

The Company is also authorized to issue up to 40,000,000 shares under the 2007 and 2009 Long-Term Incentive Plans, or LTIP, which will provide for the grants of incentive and non-qualified stock options, stock appreciation rights, common stock, restricted stock, restricted stock units, performance units and performance shares to employees, service providers, non-employee directors and certain key personnel who hold direct or indirect limited partnership interests in certain GLG Entities.

GLG PARTNERS, INC AND SUBSIDIARIES

NOTES TO THE COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US Dollars in thousands, except per share amounts)

	Years Ended December 31,
	Weighted-Average		Weighted-Average		Weighted-Average
	Grant Date Fair		Grant Date Fair		Grant Date Fair
Restricted Stock Plan and LTIP-Awards to Employees	Value	2009	Value	2008	Value	2007

Compensation cost recognized in relation to share-based compensation		$27,191		$51,129		$5,624

Nonvested shares at January 1 (in thousands)	$13.02	4,441	$13.72	8,067	—	—
Granted	$3.25	5,259	$8.13	1,306	$13.72	8,067
Transfer to non-employee	—	—	$13.70	(1,035)	—	—
Vested	$8.68	(2,838)	$13.53	(2,288)	—	—
Forfeited	$13.70	(364)	$13.70	(1,609)	—	—

Nonvested shares at December 31	$7.03	6,498	$13.02	4,441	$13.72	8,067

Grant Date fair value of shares vesting during year		$24,635		$30,923		$—

Total unrecognized compensation at period end over weighted-average remaining life of 1 year 2 months (2008: 1 year 11 months and 2007: 2 years 2 months)		$16,589		$44,032		$104,617

	Years Ended December 31,
	Weighted-Average		Weighted-Average		Weighted-Average
	Grant Date Fair		Grant Date Fair		Grant Date Fair
Restricted Stock Plan and LTIP-Awards to Non-Employees	Value	2009	Value	2008	Value	2007

Compensation cost recognized in relation to share-based compensation		$10,546		$3,575		$2,584

Nonvested shares at January 1 (in thousands)	$9.04	3,796	$13.70	2,400	—	—
Granted	$3.31	2,512	$5.47	1,796	$13.70	2,400
Transfer from employee	—	—	$13.70	1,035	—	—
Vested	$3.59	(2,373)	$13.31	(924)	—	—
Forfeited	$13.70	(75)	$13.70	(511)	—	—

Nonvested shares at December 31	$6.28	3,860	$9.04	3,796	$13.70	2,400

Vesting Date fair value of shares vesting during year		$8,515		$2,469		$—

Reduction in compensation expense arising from changes in fair value from grant date to reporting date		$27,499		$20,994		$221

Total unrecognized compensation at period end over weighted-average remaining life of 1 year 8 months (2008: 1 year 2 months and 2007: 2 years 2 months)		$4,004		$4,422		$30,355

GLG PARTNERS, INC AND SUBSIDIARIES

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

	Years Ended December 31,
	Weighted-Average		Weighted-Average		Weighted-Average
	Grant Date Fair		Grant Date Fair		Grant Date Fair
Agreement among Principals and Trustees	Value	2009	Value	2008	Value	2007

Compensation cost recognized in relation to share-based compensation		$370,297		$653,163		$444,715

Nonvested shares at January 1 (in thousands)	$13.70	90,097	$13.70	$112,621		—
Granted		—		—	$13.70	136,510
Vested	$13.70	(22,524)	$13.70	(22,524)	$13.70	(23,889)

Nonvested shares at December 31	$13.70	67,573	$13.70	90,097	$13.70	112,621

Grant Date fair value of shares vesting during year	$13.70	$308,581	$13.70	$308,581	$13.70	$327,283

Total unrecognized compensation at period end over weighted-average remaining life of 2 years 1 months (2008: 2 years 7 months and 2007: 2 years 10 months)		$402,012		$772,309		$1,425,472

Estimation of Fair Value of share based compensation

The Company estimates the compensation cost of share-based payment awards based on estimated fair values. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period. For awards with performance conditions, the Company makes an evaluation at the grant date and future periods as to the likelihood of the performance targets being met. Compensation expense is adjusted in future periods for subsequent changes in the expected outcome of the performance conditions until the vesting date. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. After due consideration, the Company has assumed a forfeiture rate of 12.5% for employees, service providers and key certain personnel awarded less than 100,000 shares and a 7.5% forfeiture rate for employees, service providers and key certain personnel awarded more than 100,000 shares. The Company amended this assumption from April 1, 2008 to a forfeiture rate of 10% per annum for restricted stock awards under the Restricted Stock Plan and the LTIP and share awards under the equity participation plan and from July 1, 2008 a forfeiture rate of 10% per annum for cash awards under the equity participation plan. Shares subject to the agreement among the principals and trustees continue to carry a zero forfeiture rate estimate. The impact of the change in forfeiture assumptions was to decrease compensation expense for the year ended December 31, 2008 by $7,660. These rates will continue to be regularly reviewed against actual forfeiture rates and adjusted where necessary. Share-based compensation expenses have been calculated assuming a fair value of the Company’s common stock at grant date for employees. For awards to service providers, fair value is re-measured at period end to the period end closing price of the Company’s common stock.

GLG PARTNERS, INC AND SUBSIDIARIES

NOTES TO THE COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US Dollars in thousands, except per share amounts)

13.	NET REVENUES

Net management fees, net performance fees, net administration fees are derived as follows:

	Year Ended December 31,
	2009	2008	2007

Gross management fees	$179,294	$366,503	$337,395
Management fee rebates	(26,766)	(48,716)	(50,243)

Net management fees	$152,528	$317,787	$287,152

Gross performance fees	$118,101	$109,817	$690,977
Performance fee rebates	(3,496)	(2,300)	(12,315)

Net performance fees	$114,605	$107,517	$678,662

Gross administration fees	$44,891	$91,891	$75,169
Sub-administration fees	(19,206)	(22,746)	(10,945)

Net administration fees	$25,685	$69,145	$64,224

The Company is not able to collect comprehensive data on the geographical location of investors and, therefore, it is impracticable to provide a geographical analysis of revenues.

The Company earns substantially all its revenue from the management of alternative strategy, long-only and multi-strategy investment funds (the “GLG Funds”) and managed accounts. For the years ended December 31, 2009, 2008 and 2007, revenues from the alternative strategy GLG Funds represented 73%, 87% and 87% , respectively, of the Company’s consolidated revenues and revenues from the long-only GLG Funds represented 25%, 10% and 11%, respectively, of the Company’s consolidated revenues.

Of the alternative strategy GLG Funds, the GLG Alpha Select Fund and the GLG European Long-Short Fund in 2009, the GLG Alpha Select Fund and the GLG Emerging Markets Fund in 2008 and GLG Market Neutral Fund, the GLG European Long-Short Fund and the GLG Emerging Markets Fund in 2007 each represented 10% or more of the Company’s consolidated revenues. These GLG Funds represented approximately $69,800, $149,300, and $599,200 of the Company’s consolidated revenues for the years ended December 31, 2009, 2008, and 2007, respectively.

14.	INCOME TAXES

The Company is subject to income tax of the countries (UK, Switzerland, Luxembourg, Ireland and US) in which it conducts business. Since 2007, the income taxes charged geographically are as follows:

	Year Ended December 31,
	2009	2008	2007

UK Income Taxes	$(1,026)	$16,626	$62,659
Swiss Income Taxes	$44	$—	$—
Luxembourg Income Taxes	$67	$—	$—
Irish Income Taxes	$62	$190	$465
US Income Taxes	$(1,249)	$(2,585)	$876

Income tax (benefit)/expense	$(2,102)	$14,231	$64,000

GLG PARTNERS, INC AND SUBSIDIARIES

NOTES TO THE COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US Dollars in thousands, except per share amounts)

The following table is a reconciliation of income taxes computed at the standard UK corporation tax rate (the Company’s taxable income / taxable losses are predominantly derived in the UK) to the income tax charge:

	Year Ended December 31,
	2009	2008	2007

Loss before income taxes	$(361,487)	$(597,587)	$(277,670)
Tax credit at U.K. corporation tax rate (2009: 28%, 2008: 28.5% and 2007: 30)%	101,216	170,312	83,301
Factors affecting charge:
Effect of overseas tax rate differences	10,876	33,343	53,415
Effect of Acquisition-related compensation expense	(126,311)	(215,644)	(191,723)
Effect of gain on debt restructure	24,039	—	—
Effect of tax losses for which no benefit taken	(9,584)	—	—
Effect of other disallowables and tax adjustments	1,866	(2,242)	(8,993)

Tax on profit	$2,102	$(14,231)	$(64,000)

Current tax (benefit)/expense	(1,761)	16,394	64,000
Deferred tax benefit	(341)	(2,163)	—
Effective Income Tax Rate	1%	(2)%	(23)%

Income tax decreased by $16,333 to $(2,102) (2008 decrease by $49,769 to $14,231) predominantly driven by a decrease in profit before income taxes excluding the effect of acquisition related compensation expense. These rates are lower than the U.S. Federal rate of tax of 35% as our profits are predominantly in the UK and Cayman Islands which apply lower rates of tax.

The UK tax returns for certain GLG Entities for the year ended December 31, 2005, 2006, 2007 and 2008 based upon which the Company paid taxes of $24,551, $28,491, $51,462 and $9,533 respectively are still subject to examination by the UK tax authorities. The US tax returns for certain GLG Entities for the years ended December 31, 2006, 2007 and 2008 based upon which the Company paid taxes (net of tax refunds received) of $579, $6,131 and $1,251 respectively are still subject to examination by the US tax authorities.

Unrecognized tax benefits at December 31, 2009 relate to U.S., state and foreign jurisdictions. A reconciliation of the opening and closing amounts of unrecognized tax benefits are as follows:

	2009	2008	2007

Unrecognized tax benefits at January 1	$9,833	$8,462	$1,362
Overall increases to current period tax positions	319	1,371	7,100
Overall decreases to prior period tax positions	(197)	—	—

Unrecognized tax benefits balance at December 31	$9,955	$9,833	$8,462

In addition, the Company recognizes interest and penalties related to unrecognized tax benefits, in income tax expense. As of December 31, 2009, the Company had accrued interest of $833 (2008: $699 and 2007: $400) related to these unrecognized tax benefits.

As at December 31, 2009, the Company had accrued $9,955 (2008: $9,833 and 2007: $8,462) of amounts relating to unrecognized tax benefits that, if recognized, would reduce the effective tax rate by 2.8% (2008: 0.3% and 2007: 6.1%). The Company anticipates that an unrecognized tax benefit of $1,653 will be recognized over the next 12 months as the enquiry window to which the tax benefit relates will close.

GLG PARTNERS, INC AND SUBSIDIARIES

NOTES TO THE COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US Dollars in thousands, except per share amounts)

As of December 31, 2009, the Company will carry forward US federal losses of $14,864 (2008: $0), NY State losses of $36,221 (2008: $15,750) and UK losses of $14,650 (2008: $0). Net operating losses realized by a US corporation can be carried forward for 20 years. Foreign tax credits realized by a US corporation can be carried forward for 10 years. Net operating losses realized by a UK corporation can be carried forward indefinitely.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2009	2008

Deferred tax assets
Current deferred tax assets
Operating losses	$13,243	$1,781
Share based compensation	6,407	8,794
Fixed assets	228	416

	19,878	10,991
Valuation allowance	(17,813)	(8,676)

Net current deferred tax assets	$2,065	$2,315

Non current deferred tax assets
Share based compensation	2,916	—
Fixed assets	1,530	—

	4,446	—
Valuation allowance	(1,660)	—

Net non current deferred tax assets	$2,786	$—

Deferred tax liabilities
Non current deferred tax liabilities
Amortization of management contracts	(8,529)	—
Deferred compensation	(1,454)	—
Other	(458)	—

Total non current deferred tax liabilities	$(10,441)	$—

Current deferred tax liabilities
Amortization of management contracts	(1,034)	—
Deferred compensation	(727)	—
Other	(393)	(122)

Total current deferred tax liabilities	$(2,154)	$(122)

Valuation allowance benefits have been reserved and recognized as follows:
Opening Balance	$8,676	$—
Benefits reserved during year	16,194	20,069
Benefits acquired in business combination	3,315	—
Impact of foreign exchange	249	—
Benefits recognized during year	(8,961)	(11,393)

Closing Balance	$19,473	$8,676

The Company conducts business globally and as a result, the Company and certain of its subsidiaries file income tax returns in the UK, Switzerland, Luxembourg, US and Ireland with varying statutes of limitation. For the 2005 through to 2008 tax years, the Company and certain of its subsidiaries generally remain subject to examination by the respective taxing authorities in the relevant jurisdictions.

GLG PARTNERS, INC AND SUBSIDIARIES

NOTES TO THE COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US Dollars in thousands, except per share amounts)

15.	COMMITMENTS AND CONTINGENCIES

The Company, in the ordinary course, responds to a variety of regulatory inquiries. Following the dismissal by the Autorité des Marchés Financiers (“AMF”) of a claim in respect its trading in the shares of Infogrames Entertainment (“Infogrames”) on February 8 and 9, 2006, the Company released to the statement of operations a provision for €1,800,000 ($2,583) held within accounts payable and other liabilities.

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

Operating Leases

The Company has annual commitments under non-cancellable operating leases for office space located in London, UK, George Town, Cayman Islands, Geneva, Switzerland and New York, US which expire on various dates through 2018. The minimum future rental expense under these leases is as follows:

Year Ended December 31

2010	$11,927
2011	$11,708
2012	$11,708
2013	$11,505
2014	$11,408
Thereafter	$39,929

$98,185

Rent and associated expenses are recognized on a straight-line basis during the years ended December 31, 2009, 2008 and 2007 were $17,207, $14,556, and $10,799, respectively.

16.	EMPLOYEE BENEFIT PLANS

The Company provides a defined contribution plan for eligible employees in the UK and US. Employees are eligible to contribute to the plan after three months of qualifying service. The Company contributes a percentage of the employee’s annual salary, subject to statutory restrictions, on a monthly basis. For the years ended December 31, 2009, 2008 and 2007, the Company incurred expenses of $1,516, $1,363, and $1,361, respectively in connection with this plan.

17.	CONCENTRATION OF CREDIT RISK

The Company’s receivables relate to investment management, administration and performance fees receivable from GLG Funds and managed accounts. These fees are due upon determination by the administrator, and the fees are in preference to other creditors in the event of liquidation. Consequently, the Company does not have any material concentrations of credit risk.

18.	REGULATED ENTITIES

Certain GLG Entities are registered with, and subject to the capital requirements of, the UK Financial Services Authority, Cayman Islands Monetary Authority and Irish Financial Services Regulatory Authority. These entities have continuously operated in excess of their regulated capital requirements.

GLG PARTNERS, INC AND SUBSIDIARIES

NOTES TO THE COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US Dollars in thousands, except per share amounts)

These regulatory capital requirements may restrict the Company’s ability to withdraw capital from its entities. At December 31, 2009, approximately $29,859 (2008: $31,039) of net assets of consolidated entities may be restricted as to the payment of distributions and advances.

19.	RELATED PARTIES

Transactions with Lehman Brothers

A subsidiary of Lehman Brothers Holdings Inc. controls 10.8% of the Company’s voting rights.

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

Lehman Commercial Paper Inc. holds approximately $55,500 of the Company’s debt.

Lehman Brothers distributed GLG Funds through its private client sales force, and the Company rebates to Lehman Brothers, certain of the fees that it received from the GLG Funds in relation to these investments. The annual charge to the Company was nil, $3,393, and $5,456 in 2009, 2008 and 2007, respectively. The terms of these arrangements were similar to those of arrangements with other non-related parties.

Lehman Brothers also provided payroll services to the Company and provided the Company with disaster recovery support, such as office space. The annual charge to the Company was approximately nil, $284, and $100, in 2009, 2008, and 2007, respectively.

Since declaring bankruptcy, Lehman Brothers has ceased performing the above mentioned services.

Schreyer Consulting Agreement

Leslie J. Schreyer, who in his capacity as Trustee of the Gottesman GLG Trust is a member of the group of individuals that exercise common control over the GLG Entities, served as the general counsel and adviser of GLG Partners Services LP on a part-time basis under a consulting agreement. The consulting agreement was for a one year term, automatically renewed annually for an additional one-year term, unless terminated. The consulting agreement provided for an annual base salary of $1,500, of which $500 was paid in monthly installments and the balance was paid when bonuses are payable. Mr. Schreyer was also eligible to receive a bonus and other benefits, such as health insurance. On November 2, 2007, the consulting agreement was terminated and Mr. Schreyer entered into an employment agreement with the Company. Mr. Schreyer received total compensation of $2,700 for 2007 from GLG Partners Services LP under the consulting agreement.

20.	SUBSEQUENT EVENTS

There were no reportable events subsequent to December 31, 2009.

21.	SELECTED QUARTERLY INFORMATION (UNAUDITED)

The following unaudited quarterly information includes, in management’s opinion, all the normal and recurring adjustments necessary to fairly state the results of operations and related information for the periods presented.

GLG PARTNERS, INC AND SUBSIDIARIES

NOTES TO THE COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (continued)
(US Dollars in thousands, except per share amounts)

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2009	2009	2009	2009

Total net revenues and other income	$51,714	$86,142	$48,221	$114,797
Total expenses	(168,974)	(198,854)	(162,276)	(204,842)
Net loss applicable to common stockholders	(120,259)	(24,377)	(99,018)	(75,298)
Net loss per share — basic and diluted	(0.55)	(0.11)	(0.45)	(0.33)

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008

Total net revenues and other income	$131,380	$188,810	$102,095	$72,706
Total expenses	(343,342)	(266,933)	(257,670)	(208,020)
Net income/(loss) applicable to common stockholders	(226,335)	(93,615)	(167,088)	(143,959)
Net income/(loss) per share — basic and diluted	$(1.07)	(0.44)	(0.79)	(0.67)

GLG PARTNERS, INC.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED BALANCE SHEETS
(US Dollars in thousands, except share and per share amounts)

	As of December 31,
	2009	2008

ASSETS
Current Assets
Cash and cash equivalents	$40,178	$322
Advances to subsidiaries	11,805	6,258
Prepaid expenses and other assets	13,008	6,882

Total Current Assets	64,991	13,462
Non-Current Assets
Investments at fair value	6,319	—
Property and equipment (net of accumulated depreciation and amortization of $197)	332	528

Total Non-Current Assets	6,651	528

Total Assets	$71,642	$13,990

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Deficit of investments in subsidiaries, net	$128,864	$385,827
Accrued compensation and benefits	3,463	4,344
Deferred tax liability	39	—
Accounts payable and other accruals	8,543	1,368

Total Current Liabilities	140,909	391,539

Convertible debt	228,500	—

Total Liabilities	369,409	391,539

Stockholders’ Deficit
Common stock, $.0001 par value; 1,000,000,000 authorized, 252,358,619 issued and outstanding (2008: 245,784,390 issued and outstanding)	24	24
Series A voting preferred stock, $.0001 par value; 150,000,000 authorized, 58,904,993 issued and outstanding (2007: 58,904,993 issued and outstanding)	6	6
Additional paid in capital	1,450,151	1,176,054
Treasury stock	(193,189)	(293,434)
Accumulated and other comprehensive income	7,250	(17,141)
Accumulated deficit	(1,562,009)	(1,243,058)

Total Stockholders’ Deficit	(297,767)	(377,549)

Total Liabilities and Stockholders’ Deficit	$71,642	$13,990

The accompanying notes are an integral part of this condensed financial information.

GLG PARTNERS, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENT OF OPERATIONS
(US Dollars in thousands)

	Years Ended December 31,
	2009	2008	2007

Income
Intercompany Revenue transfers	$6,240	$33	$—

Total income	6,240	33	—

Expenses
Employee compensation and benefits	(94,692)	(161,689)	(103,598)
General, administrative and other	(13,270)	(7,891)	(238)

Total Expenses	(107,962)	(169,580)	(103,836)

Loss from operations	(101,722)	(169,547)	(103,796)
Interest (expense)/income, net	(7,532)	56	—

Loss before income taxes	(109,254)	(169,491)	(103,796)
Income taxes	1,628	3,653	657

Loss before deficit in net income of subsidiaries	(107,626)	(165,838)	(103,139)
Deficit in net income of subsidiaries	(211,325)	(465,159)	(207,369)

Net loss	$(318,951)	$(630,997)	$(310,508)

The accompanying notes are an integral part of this condensed financial information.

GLG PARTNERS, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENT OF OPERATIONS
(US Dollars in thousands)

	Years Ended December 31,
	2009	2008	2007

Net cash used in operating activities	$(24,613)	$(3)	$(2,474)
Cash Flows From Investing activities			—
Dividends from subsidiaries	5,400	7,186	—
Investments in available for sale assets	(6,319)	—	—
Investments in subsidiaries	(175,929)	—	—
Acquisition of GLG Inc	—	(2,500)	—
Purchase of property and equipment	—	(65)	(610)

Net cash used in/(provided by) investing activities	(176,848)	4,621	(610)
Cash Flows From Financing Activities
Proceeds from issue of convertible debt	228,500	—	—
Net cash inflow from Freedom Acquisition	—	—	48,940
Warrant exercises	—	2,335	39,035
Dividends paid	—	(16,210)	—
Shares issued	64,220	—	—
Share repurchases	(67,304)	(7,697)	—
Share issuance recharges to subsidiaries	15,901	15,290	—
Warrant repurchases	—	(37,350)	(45,557)

Net cash provided by/(used in) financing activities	241,317	(43,632)	42,418
Net increase in cash and cash equivalents	39,856	(39,013)	39,334
Cash and cash equivalents at beginning of period	322	39,334	—

Cash and cash equivalents at end of period	$40,178	$322	$39,334

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

The condensed financial information for the years ended December 31, 2009, 2008 and 2007 is prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the disclosure of contingencies in the condensed financial statements. Management believes that the estimates utilized in the preparation of the condensed financial information are reasonable and prudent. Actual results could differ materially from these estimates.

2.	GUARANTEES

FA Sub 3 Limited, a subsidiary of the Company, has entered into a credit agreement providing it with: (i) a 5-year non-amortizing revolving credit facility in a principal amount of up to $40,000; and (ii) a 5-year amortizing term loan facility in a principal amount of up to $530,000. Proceeds of the loans were used to finance the purchase price for the Company’s acquisition of GLG, to pay transaction costs and to repay then-existing GLG indebtedness and for working capital and other general corporate purposes. The term loans and revolving loans are guaranteed by the Company and certain of its subsidiaries (including FA Sub 1 Limited, FA Sub 2 Limited and the GLG Entities, but excluding certain regulated GLG Entities) and will be secured by a first priority pledge of all notes and capital stock owned by FA Sub 3 Limited and the guarantors and a first priority security interest in all or substantially all other assets owned by FA Sub 3 Limited and the guarantors. During 2009 $284,500 of the loan was repurchased as part of debt restructuring and financed by the issuance of 5 year convertible notes but guarantees remain as prior to the repurchase. The repayment schedule on the outstanding borrowings is as follows:

	2009	2008

Scheduled principal payments for long-term borrowings at December 31, 2009 are
2010	$—	$—
2011	$142,750	$265,000
2012	$142,750	$265,000
2013	$—	$—
Thereafter	$228,500	$—

	$514,000	$530,000

3.	ADVANCES TO SUBSIDIARIES

As of December 31, 2009 and 2008, GLG Partners, Inc. had receivables from subsidiaries of $11,805 (2008: $6,258) related to the recharge of group operating costs.

EXHIBIT INDEX

Exhibit
No.		Description

2.1		Purchase Agreement dated June 22, 2007 by and among the Company, FA Sub 1 Limited, FA Sub 2 Limited and FA Sub 3 Limited, Jared Bluestein, as Buyers’ Representative, Noam Gottesman, as Sellers’ Representative, and the GLG equity holders party thereto, filed as Annex A to the Company’s Proxy Statement dated October 12, 2007 (File No. 001-33217), is incorporated herein by reference.
2.2		Amendment No. 1, dated as of March 4, 2008, to the Purchase Agreement, dated as of June 22, 2007, among the Company, Noam Gottesman (as Sellers’ Representative) and Jared Bluestein (as Buyers’ Representative), filed as Exhibit 2.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 001-33217), is incorporated herein by reference.
3.1		Restated Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-33217), is incorporated herein by reference.
3.2		Amended Bylaws of the Company, filed as Exhibit 3.5 to the Company’s amended Registration Statement on Form 8-A/A (File No. 001-33217), is incorporated herein by reference.
4.1		Specimen Certificate for Common Stock, par value $0.0001 per share, of the Company, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-147865), is incorporated herein by reference.
4.2		Specimen Certificate for Series A Preferred Stock, par value $0.0001 per share, of the Company, filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-147865), is incorporated herein by reference.
4.3		Specimen Certificate for Public Warrants to Purchase Common Stock of the Company, filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-147865), is incorporated herein by reference.
4.4		Specimen Certificate for Private Warrants to Purchase Common Stock of the Company, filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-147865), is incorporated herein by reference.
4.5		Specimen Certificate for Units, each consisting of one share of Common Stock and one Warrant, of the Company, filed as Exhibit 4.5 to the Company’s Registration Statement on Form S-1 (Registration No. 333-147865), is incorporated herein by reference.
4.6		Amended and Restated Warrant Agreement dated as of December 21, 2006 between Continental Stock Transfer & Trust Company and the Company, filed as Exhibit 4.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
4.7		Amendment No. 1 to Amended and Restated Warrant Agreement, dated as of December 19, 2007, between Continental Stock Transfer & Trust Company and the Company, filed as Exhibit 4.7 to the Company’s Registration Statement on Form S-1 (Registration No. 333-147865), is incorporated herein by reference.
4.8		Indenture, dated as of May 15, 2009, between the Company and The Bank of New York Mellon, as trustee, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-33217), is incorporated herein by reference.
4.9		Form of 5.00% Dollar-Denominated Convertible Subordinated Notes due May 15, 2014 (included in Exhibit 4.8), filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 18, 2009, is incorporated herein by reference.
10	.1.1	Credit Agreement dated as of October 30, 2007 among the Company, FA Sub 1 Limited, FA Sub 2 Limited and FA Sub 3 Limited, each a wholly owned subsidiary of the Company, Citigroup Global Markets, Inc., as book manager and arranger, Citicorp USA, Inc., as administrative agent, and the other lenders party thereto, filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-147865), is incorporated herein by reference.
10	.1.2	Amendment No. 1 to the Credit Agreement, dated as of June 5, 2008, among the Company, FA Sub 1 Limited, FA Sub 2 Limited and FA Sub 3 Limited, each a wholly owned subsidiary of the Company, Citicorp USA, Inc., as administrative agent, and the other lenders party thereto, filed as Exhibit 10.5.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (File No. 001-33217), is incorporated herein by reference.

Exhibit
No.		Description

10	.1.3	Amendment No. 2 to the Credit Agreement, dated as of April 28, 2009, among the Company, FA Sub 1 Limited, FA Sub 2 Limited and FA Sub 3 Limited, each a wholly owned subsidiary of the Company, Citicorp USA, Inc., as administrative agent, and the other lenders party thereto, filed as Exhibit 10.5.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (File No. 001-33217), is incorporated herein by reference.
10	.1.4	Amendment No. 3 to the Credit Agreement, dated as of May 11, 2009, among the Company, FA Sub 1 Limited, FA Sub 2 Limited, FA Sub 3 Limited, each a wholly owned subsidiary of the Company, Citicorp USA, Inc., as administrative agent, and the other lenders party thereto, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 11, 2009, is incorporated herein by reference.
10.2		Registration Rights Agreement dated as of December 21, 2006 among the Company and the Founders, filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-136248), is incorporated herein by reference.
10.3		Support Agreement dated November 2, 2007 between the Company and FA Sub 2 Limited, filed as Annex B to the Company’s Proxy Statement dated October 12, 2007 (File No. 001-33217), is incorporated herein by reference.
10.4		GLG Shareholders Agreement dated as of June 22, 2007 among the Company and the Persons set forth on the signature page thereto, filed as Annex D to the Company’s Proxy Statement dated October 12, 2007 (File No. 001-33217), is incorporated herein by reference.
10.5		Founders’ Agreement dated June 22, 2007 among Noam Gottesman, as Sellers’s Representative, the Principals, the Trustees, Berggruen Freedom Holdings Ltd. and Marlin Equities II, LLC, filed as Annex E to the Company’s Proxy Statement dated October 12, 2007 (File No. 001-33217), is incorporated herein by reference.
10	.6.1	Voting Agreement dated June 22, 2007 among the Principals, the Trustees, Lavender Heights Capital LP, Sage Summit LP and the Company, filed as Annex F to the Company’s Proxy Statement dated October 12, 2007 (File No. 001-33217), is incorporated herein by reference.
10	.6.2	Joinder to the Voting Agreement, dated as of March 19, 2008,among the Principals, the Trustees, Lavender Heights Capital LP, Sage Summit LP, Point Pleasant Ventures Ltd. and the Company for the joinder of Point Pleasant Ventures Ltd. to the Voting Agreement, filed as Exhibit 99.4 to Amendment No. 1 to the Statement of Beneficial Ownership on Schedule 13D of Pierre Lagrange on March 24, 2008, is incorporated herein by reference.
10	.6.3	Joinder to the Voting Agreement, dated as of March 19, 2008,among the Principals, the Trustees, Lavender Heights Capital LP, Sage Summit LP, Jackson Holding Services Inc. and the Company for the joinder of Jackson Holdings Services Inc. to the Voting Agreement, filed as Exhibit 99.4 to Amendment No. 1 to the Statement of Beneficial Ownership on Schedule 13D of Emmanuel Roman on March 24, 2008, is incorporated herein by reference.
10	.7.1*	Form of Indemnification Agreement between the Company and its directors, officers, employees and agents, filed as Exhibit 10.1.1 to the Company’s Current Report on Form 8-K filed on November 8, 2007, is incorporated herein by reference.
10	.7.2*	Schedule identifying agreements substantially identical to the Form of Indemnification Agreement constituting Exhibit 10.7.1 to this Annual Report on Form 10-K, filed as Exhibit 10.7.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, is incorporated by reference.
10	.8.1*	2007 Long-Term Incentive Plan, filed as Annex J to the Company’s Proxy Statement dated October 12, 2007 (File No. 001-33217), is incorporated herein by reference.
10	.8.2.1*	Form of Restricted Stock Award Agreement for US Employees under the Company’s 2007 Long-Term Incentive Plan, filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (Registration No. 333-148877), is incorporated herein by reference.
10	.8.2.2*	Form of Restricted Stock Award Agreement for US Non-Employee Directors under the Company’s 2007 Long-Term Incentive Plan, filed as Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (Registration No. 333-148877), is incorporated herein by reference.
10	.8.2.3*	Form of Restricted Stock Award Agreement for UK Employees under the Company’s 2007 Long-Term Incentive Plan, filed as Exhibit 4.6 to the Company’s Registration Statement on Form S-8 (Registration No. 333-148877), is incorporated herein by reference.

Exhibit
No.		Description

10	.8.2.4*	Form of Restricted Stock Award Agreement for UK Non-Employee Directors under the Company’s 2007 Long-Term Incentive Plan, filed as Exhibit 4.7 to the Company’s Registration Statement on Form S-8 (Registration No. 333-148877), is incorporated herein by reference.
10	.8.2.5*	Form of Restricted Stock Award Agreement for UK Limited Partners under the Company’s 2007 Long-Term Incentive Plan, filed as Exhibit 4.8 to the Company’s Registration Statement on Form S-8 (Registration No. 333-148877), is incorporated herein by reference.
10	.8.2.6*	Restricted Stock Agreement dated November 5, 2007 between the Company and Alejandro San Miguel under the Company’s 2007 Long-Term Incentive Plan, filed as Exhibit 10.2.1 to the Company’s Current Report on Form 8-K filed on November 8, 2007, is incorporated herein by reference.
10	.8.2.7*†	Letter Agreement dated as of January 29, 2008 between the Company and Alejandro San Miguel with respect to the Restricted Stock Award Agreement dated November 5, 2007 between the Company and Mr. San Miguel filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, is incorporated herein by reference.
10	.8.3.1*	2009 Long-Term Incentive Plan, filed as Annex A to the Company’s Proxy Statement dated March 27, 2009 (File No. 001-33217), is incorporated herein by reference.
10	.8.3.2*	Form of Restricted Stock Award Agreement for US Employees under the Company’s 2009 Long-Term Incentive Plan.
10	.8.3.3*	Form of Restricted Stock Award Agreement for US Non-Employee Directors under the Company’s 2009 Long-Term Incentive Plan, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, is incorporated herein by reference.
10	.8.3.4*	Form of Restricted Stock Award Agreement for UK Employees under the Company’s 2009 Long-Term Incentive Plan.
10	.8.3.5*	Form of Restricted Stock Award Agreement for UK Limited Partners under the Company’s 2009 Long-Term Incentive Plan.
10	.8.4.1*	Form of Restricted Stock Award Agreement for US Employees (Deferred Remuneration Arrangement) under the Company’s 2009 Long-Term Incentive Plan.
10	.8.4.2*	Form of Restricted Stock Award Agreement for UK Employees (Deferred Remuneration Arrangement) under the Company’s 2009 Long-Term Incentive Plan.
10	.8.4.3*	Form of Restricted Stock Award Agreement for UK Limited Partners (Deferred Remuneration Arrangement) under the Company’s 2009 Long-Term Incentive Plan.
10	.9.1.1*	Employment Agreement dated November 2, 2007 between the Company and Noam Gottesman, filed as Exhibit 10.9.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-147865), is incorporated herein by reference.
10	.9.1.2*	Letter Agreement dated as of March 24, 2009 between the Company and Noam Gottesman, filed as Exhibit 10.1.1 to the Company’s Current Report on Form 8-K filed on March 26, 2009, is incorporated herein by reference.
10	.9.1.3*	Letter Agreement dated January 4, 2010 between the Company and Noam Gottesman, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 5, 2010, is incorporated herein by reference.
10	.9.2.1*	Employment Agreement dated November 2, 2007 between GLG Partners LP and Noam Gottesman, filed as Exhibit 10.9.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-147865), is incorporated herein by reference.
10	.9.2.2*	Letter Agreement dated as of March 24, 2009 between GLG Partners LP and Noam Gottesman, filed as Exhibit 10.1.2 to the Company’s Current Report on Form 8-K filed on March 26, 2009, is incorporated herein by reference.
10	.9.2.3*	Letter Agreement dated January 4, 2010 between GLG Partners LP and Noam Gottesman, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 5, 2010, is incorporated herein by reference.
10	.9.3.1*	Employment Agreement dated November 2, 2007 between GLG Partners Services LP and Noam Gottesman, filed as Exhibit 10.9.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-147865), is incorporated herein by reference.

Exhibit
No.		Description

10	.9.3.2*	Letter Agreement dated as of March 24, 2009 between GLG Partners Services LP and Noam Gottesman, filed as Exhibit 10.1.3 to the Company’s Current Report on Form 8-K filed on March 26, 2009, is incorporated herein by reference.
10	.10.1.1*	Employment Agreement dated November 2, 2007 between the Company and Emmanuel Roman, filed as Exhibit 10.10.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-147865), is incorporated herein by reference.
10	.10.1.2*	Letter Agreement dated as of March 24, 2009 between the Company and Emmanuel Roman, filed as Exhibit 10.2.1 to the Company’s Current Report on Form 8-K filed on March 26, 2009, is incorporated herein by reference.
10	.10.2.1*	Employment Agreement dated November 2, 2007 between GLG Partners LP and Emmanuel Roman, filed as Exhibit 10.10.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-147865), is incorporated herein by reference.
10	.10.2.2*	Letter Agreement dated as of March 24, 2009 between GLG Partners LP and Emmanuel Roman, filed as Exhibit 10.2.2 to the Company’s Current Report on Form 8-K filed on March 26, 2009, is incorporated herein by reference.
10	.10.3.1*	Employment Agreement dated November 2, 2007 between GLG Partners Services LP and Emmanuel Roman, filed as Exhibit 10.10.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-147865), is incorporated herein by reference.
10	.10.3.2*	Letter Agreement dated as of March 24, 2009 between GLG Partners Services LP and Emmanuel Roman, filed as Exhibit 10.2.3 to the Company’s Current Report on Form 8-K filed on March 26, 2009, is incorporated herein by reference.
10	.11*	Employment Agreement dated November 2, 2007 between the Company and Simon White, filed as Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (Registration No. 333-147865), is incorporated herein by reference.
10	.12*	Employment Agreement dated November 2, 2007 between the Company and Alejandro San Miguel, filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (Registration No. 333-147865), is incorporated herein by reference.
10	.13.1.1*	Employment Agreement dated November 2, 2007 between GLG Partners LP and Pierre Lagrange, filed as Exhibit 10.13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, is incorporated herein by reference.
10	.13.1.2*	Letter Agreement dated as of March 24, 2009 between GLG Partners LP and Pierre Lagrange, filed as Exhibit 10.3.1 to the Company’s Current Report on Form 8-K filed on March 26, 2009, is incorporated herein by reference.
10	.13.2.1*	Employment Agreement dated November 2, 2007 between GLG Partners Services Limited and Pierre Lagrange, filed as Exhibit 10.13.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, is incorporated herein by reference.
10	.13.2.2*	Letter Agreement dated as of March 24, 2009 between GLG Partners Services Limited and Pierre Lagrange, filed as Exhibit 10.3.2 to the Company’s Current Report on Form 8-K filed on March 26, 2009, is incorporated herein by reference.
10	.14*	Employment Agreement dated March 18, 2008 between the Company and Jeffrey M. Rojek, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, is incorporated herein by reference.
10	.15.1*	Non-Competition Agreement dated as of November 2, 2007 between the Company and Noam Gottesman, filed as Exhibit 10.4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, is incorporated herein by reference.
10	.15.2*	Schedule identifying agreements substantially identical to the Non-Competition Agreement constituting Exhibit 10.15.1 hereto entered into between the Company and certain persons, filed as Exhibit 10.4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, is incorporated herein by reference.
21		Subsidiaries of the Company.
23		Consent of Ernst & Young LLP, independent registered public accounting firm.
24		Power of Attorney authorizing certain persons to sign this Annual Report on Form 10-K on behalf of certain directors and executive officers of the Company.

Exhibit
No.	Description

31.1	Certification of Periodic Report by the Co-Chief Executive Officer pursuant to Rule 13a- 14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Periodic Report by the Co-Chief Executive Officer pursuant to Rule 13a- 14(a) of the Securities Exchange Act of 1934.
31.3	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Periodic Report by the Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Periodic Report by the Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
32.3	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.

†	Portions of this exhibit have been omitted and filed separately with the Office of the Secretary of the Securities and Exchange Commission pursuant to a confidential treatment request.