Form 10-Q
period 2010-03-31
GLG Partners, Inc.
filed 2010-05-07
CIK 1365790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 4, 2010, there were 251,242,969 shares of the registrant’s common stock outstanding.

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
Available Information
     We maintain an Internet website at www.glgpartners.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, along with our annual report to shareholders and other information related to our company, are available free of charge on this site as soon as reasonably practicable after we electronically file or furnish these reports with the SEC. Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Quarterly Report on Form 10-Q. The inclusion of our Internet website address in this report does not include or incorporate by reference into this report any information on our Internet website.

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

GLG PARTNERS, INC.
INDEX

PAGE
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Condensed Consolidated Balance Sheets — March 31, 2010 (Unaudited) and December 31, 2009	5

Unaudited Condensed Consolidated Statements of Operations — Three Months Ended March 31, 2010 and March 31, 2009	6

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Deficit — Three Months Ended March 31, 2010	7

Unaudited Condensed Consolidated Statements of Cash Flows — Three Months Ended March 31, 2010 and March 31, 2009	8

Notes to the Unaudited Condensed Consolidated Financial Statements	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3. Quantitative and Qualitative Disclosures About Market Risk	43

Item 4. Controls and Procedures	45

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	46

Item 1A. Risk Factors	46

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	67

Item 6. Exhibits	68

Signature	69
EX-10.1.1
EX-10.1.2
EX-10.1.3
EX-10.2.1
EX-10.2.2
EX-10.3
EX-31.1
EX-31.2
EX-31.3
EX-32.1
EX-32.2
EX-32.3

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
GLG PARTNERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(US Dollars in thousands, except per share amounts)

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$194,121	$263,782
Restricted cash	5,748	5,746
Fees receivable	48,243	104,541
Unsettled fund receivables	31,164	8,948
Prepaid expenses and other assets	37,502	36,892

Total Current Assets	316,778	419,909

Non-Current Assets
Investments at fair value	31,508	22,048
Goodwill	587	587
Intangible assets (net of accumulated amortization of $3,652 and $2,768)	31,214	34,153
Property and equipment (net of accumulated depreciation and amortization of $16,620 and $15,485 respectively)	12,961	12,856
Other non-current assets	10,412	11,228

Total Non-Current Assets	86,682	80,872

Total Assets	$403,460	$500,781

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Rebates and sub-administration fees payable	$17,219	$19,717
Accrued compensation, benefits and profit share	34,471	138,686
Income taxes payable	1,045	9,095
Distributions payable	6,783	6,840
Unsettled fund payables	34,505	9,819
Accounts payable and other accruals	38,558	42,187
Revolving credit facility	12,281	12,281
Other liabilities	16,410	13,886

Total Current Liabilities	161,272	252,511

Non-Current Liabilities
Deferred tax liability	9,175	10,448
Term loan payable (including unamortized gain on modification of $17,231 and $19,671, respectively)	290,451	292,891
Convertible notes	228,500	228,500

Total Non-Current Liabilities	528,126	531,839

Total Liabilities	689,398	784,350

Stockholders’ Deficit:
Common stock, $.0001 par value; 1,000,000,000 authorized, 2010: 251,067,887 issued and outstanding (2009: 252,358,619 issued and outstanding)	$24	$24
Series A voting preferred stock, $.0001 par value; 150,000,000 authorized, 2010: 58,904,993 issued and outstanding (2009: 58,904,993 issued and outstanding)	6	6
Additional paid in capital	1,511,053	1,450,151
Treasury stock, 14,101,424 shares of common stock (2009: 14,101,424)	(193,189)	(193,189)
Accumulated other comprehensive income	5,263	7,250
Accumulated deficit	(1,622,856)	(1,562,009)

Total Controlling Stockholders’ Deficit	(299,699)	(297,767)

Non-controlling interest	13,761	14,198

Total Stockholders’ Deficit	$(285,938)	$(283,569)

Total Liabilities and Stockholders’ Deficit	$403,460	$500,781

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLG PARTNERS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED
STATEMENTS OF OPERATIONS
(US Dollars in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2010	2009

Net revenues and other income
Management fees, net	$42,677	$34,427
Performance fees, net	2,717	10,817
Administration, service and distribution fees, net	7,344	5,473
Other	982	997

Total net revenues and other income	53,720	51,714
Expenses
Compensation, benefits and profit share	(101,340)	(146,657)
General, administrative and other	(26,748)	(22,317)
Amortization of intangible assets	(884)	—
Third party, distribution, administration and service fees	(1,331)	—

Total expenses	(130,303)	(168,974)

Loss from operations	(76,583)	(117,260)
Realized gain /(loss) on available-for-sale investments	38	(21,217)
Fair value movement in trading securities	477	—
Interest income	256	357
Interest expense	(3,302)	(2,947)

Loss before income taxes	(79,114)	(141,067)
Income tax benefit / (expense)	9,279	(618)

Net loss	(69,835)	(141,685)
Less non-controlling interests:
Share of losses	8,988	22,021
Cumulative dividends on exchangeable shares	—	(595)

Net loss attributable to common stockholders	$(60,847)	$(120,259)

Net loss per share — basic	$(0.27)	$(0.55)
Weighted average common stock outstanding — basic (in thousands)	229,330	216,764
Net loss per share — diluted	$(0.27)	$(0.55)
Weighted average common stock outstanding — diluted (in thousands)	229,330	216,764
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLG PARTNERS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(US Dollars in thousands)

					Accumulated
			Additional		Other			Total
	Treasury	Common	Paid in	Preferred	Comprehensive	Accumulated	Non-controlling	shareholders
	Stock	Stock	Capital	Stock	Income/(Deficit)*	Income/(Deficit)	Interest	Equity/(Deficit)
Balance as of December 31, 2009	$(193,189)	$24	$1,450,151	$6	$7,250	$(1,562,009)	$14,198	$(283,569)

Comprehensive loss
Net loss						(60,847)	(8,988)	(69,835)
Unrealized gains on cash flow hedges (nil tax applicable)					74		18	92
Unrealized loss on available-for-sale equity investments (net of $197 tax )					(88)		(21)	(109)
Transfer to realized gain on available-for-sale equity investments on disposal (nil tax applicable)					(31)		(7)	(38)
Foreign currency translation (nil tax applicable)					(1,942)		(464)	(2,406)

Total comprehensive loss					(1,987)	(60,847)	(9,462)	(72,296)
Share based compensation			62,523				9,026	71,549
Capital contributions			6				(1)	5
Shares repurchased			(1,627)					(1,627)

Balance as of March 31, 2010	$(193,189)	$24	$1,511,053	$6	$5,263	$(1,622,856)	$13,761	$(285,938)

*	Comprised of: unrealized gain on available-for-sale investments of $908 at March 31, 2010, $1,027 at December 31, 2009; foreign currency translation of $4,281 at March 31, 2010, $6,223 at December 31, 2009; and unrealized gains on cashflow hedges of $74 at March 31, 2010, $0 at December 31, 2009.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLG PARTNERS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED
STATEMENTS OF CASH FLOWS
(US Dollars in thousands)

	Three Months Ended March 31,
	2010	2009

Cash Flows From Operating Activities
Net loss	$(69,835)	$(141,685)
Adjustments to reconcile net loss to net cash used in operating activities:
Fair value movement in trading securities	(477)	—
Depreciation and amortization	1,770	964
Share based compensation	71,549	116,647
Amortization of gain on debt extinguishment	(2,440)	—
Foreign exchange remeasurement on bank accounts	4,776	(796)
Realized loss on available-for-sale investments	—	21,217
Cash flows due to changes in (net of non cash assets of acquired subsidiaries) in:
Fees receivable	56,298	8,459
Prepaid expenses and other assets	206	(3,128)
Unsettled fund receivables	(22,216)	—
Rebates and sub-administration fees payable	(2,498)	(4,199)
Accrued compensation, benefits and profit share	(104,215)	(34,209)
Income taxes payable	(8,050)	(1,674)
Distributions payable	(57)	(3,571)
Accounts payable and other accruals	(4,902)	(7,607)
Unsettled fund payables	24,686	—
Other liabilities	3,250	(23,092)

Net cash used in operating activities	(52,155)	(72,674)
Cash Flows From Investing Activities
Redemption of available-for-sale securities	807	35,748
Purchase of trading securities	(10,789)	—
Transfer to restricted cash	(2)	(35)
Purchase of property and equipment	(991)	(286)

Net cash (used in)/provided by investing activities	(10,975)	35,427
Cash Flows From Financing Activities
Share repurchases	(1,627)	(64,348)
Capital contributions	5	(21)

Net cash used in financing activities	(1,622)	(64,369)

Net decrease in cash and cash equivalents	(64,752)	(101,616)
Effect of foreign currency translation on cash	(4,909)	696
Cash and cash equivalents at beginning of period	263,782	316,195

Cash and cash equivalents at end of period	$194,121	$215,275

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLG PARTNERS INC., AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(US Dollars in thousands, except per share amounts)
1. ORGANIZATION AND BASIS OF PRESENTATION
     GLG Partners, Inc. (the “Company”) is a global asset management company offering its clients a wide range of performance-oriented investment products and managed account services. The Company’s primary business is to provide investment management advisory services for various investment funds and companies (the “GLG Funds”). The Company derives revenue primarily from management fees and administration fees charged to the GLG Funds and accounts it manages based on the value of assets in these funds and accounts, and performance fees charged to the GLG Funds and accounts it manages based on the performance of these funds and accounts.
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
     These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated and combined financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Included below are excerpts of the Company’s significant accounting policies, including those that have been revised in 2010. For the Company’s significant accounting policies, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
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

GLG PARTNERS INC., AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED
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
     The holders of the Exchangeable Shares receive a cumulative dividend based on the Company’s estimate of the net taxable income of FA Sub 2 Limited allocable to such holders multiplied by an assumed tax rate of 44.38%. The cumulative dividend rights of the holders of the Exchangeable Shares are in excess of those of the Company’s common stockholders, and these rights are presented as an expense within non-controlling interest in the condensed consolidated statements of operations. The amount recorded in respect of the cumulative dividends for the three months ended March 31, 2010 and 2009, were $0 and $595, respectively.
     At the FA Sub 2 Limited level, the Exchangeable Shares have the same liquidation and income rights as other ordinary shareholders of FA Sub 2 Limited, and consequently the non-controlling interest is calculated as the Exchangeable Shareholder’s proportionate share of net assets.
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

GLG PARTNERS INC., AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(US Dollars in thousands, except per share amounts) (cont’d)
     Administration fees are calculated on a similar basis as management fees and are recognized as the related services are performed. From its gross administration fees, the Company pays sub-administration fees to third-party administrators and custodians. Administration fees are recognized net of sub-administration fees. In addition, most GLG Funds managed by the Company have share classes with distribution fees that are paid to third party institutional distributors.
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
Operating Leases
     During the quarter ended March 31, 2010 the Company completed the sublease of a portion on one of its rental properties. As the Company is expected to incur an excess of costs on the subleased space over anticipated revenues, a loss of $4,092 was recognized on execution of the sublease. Sublease income is recorded in other income.
Unsettled Fund Receivables and Payables
     For our Open Ended Investment Collective Funds businesses, the company acts as receiving agent for the collection of subscriptions due from customers and payable to the funds, and for redemption requests receivable from funds and payable to customers. In each case an unsettled fund receivable or payable is recorded.
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

GLG PARTNERS INC., AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED
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
3. RECENT ACCOUNTING PRONOUNCEMENTS
Consolidation (ASC Topic 810): Amendments for Certain Investment Funds. Reporting entities are required to apply the amended guidance as of the beginning of its first annual reporting period that begins after November 15, 2009, and for interim periods within that first annual reporting period. That effective date coincides with the effective date for the Statement 167 amendments to ASC Topic 810. The amendments to the consolidation requirements of ASC Topic 810 resulting from the issuance of Statement 167 are deferred for a reporting entity’s interest in an entity (1) that has all the attributes of an investment company or (2) for which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies. An entity that qualifies for the deferral will continue to be assessed under the overall guidance on the consolidation of variable interest entities in ASC Subtopic 810-10 (before the Statement 167 amendments) or other applicable consolidation guidance, such as the guidance for the consolidation of partnerships in ASC Subtopic 810-20.
     The amendments also clarify that for entities that do not qualify for the deferral, related parties should be considered when evaluating each of the criteria in paragraph 810-10-55-37, as amended by Statement 167, for determining whether a decision maker or service provider fee represents a variable interest. In addition, the requirements for evaluating whether a decision maker’s or service provider’s fee is a variable interest are modified to clarify the Board’s intention that a quantitative calculation should not be the sole basis for this evaluation. The deferral does not apply in situations in which a reporting entity has the explicit or implicit obligation to fund actual losses of an entity that could potentially be significant to the entity. The Company has determined that it meets the deferral criteria and therefore is not required to adopt the provisions of SFAS 167 as of the effective date.
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
a) Assets and Liabilities measured at fair value on a recurring basis:
     The following table presents fair value measurements for major categories of the Company’s financial assets and liabilities measured at fair value on a recurring basis:

GLG PARTNERS INC., AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(US Dollars in thousands, except per share amounts) (cont’d)

	March 31, 2010			December 31, 2009
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Foreign exchange derivatives (presented in other assets)	$—	$142	—	$—	$274	$—
Trading investments	—	11,106	6,319	—	—	6,319
Available-for-sale investments	—	—	14,083	—	—	15,729

	$—	$11,248	$20,402	$—	$274	$22,048

Foreign exchange derivatives
     Other assets include the fair value of foreign exchange derivatives, which are valued at quoted forward prices from foreign exchange counterparties and discounted to present value using prevailing risk free rates for the Company’s functional currency.
Investments
     Investments at fair value include available-for-sale and trading securities in the following GLG Funds:

Fund/Investment Strategy		Status	Liquidity Terms
•	GLG Multi-Strategy Coupon Fund	Available-for-sale	Not redeemable at option of shareholder. Monthly compulsory redemption of assets recovered.
•	GLG Global Opportunity (Special Assets) Fund	Available-for-sale	Not redeemable at option of shareholder. Monthly compulsory redemption of assets recovered.
•	GLG Treasury Plus Fund	Available-for-sale	Daily
•	GLG European Opportunity (Lehman Recovery) Fund	Trading	Not redeemable at option of shareholder. Quarterly redemption of assets recovered from Lehman Brothers International (Europe) or its affiliates.
•	GLG Technology (Lehman Recovery) Fund	Trading	Not redeemable at option of shareholder. Quarterly redemption of assets recovered from Lehman Brothers International (Europe) or its affiliates.
     These investments are valued at the final Net Asset Value (“NAV”) as calculated by the GLG Fund’s administrator. As these funds have limited liquidity, the Company has determined its investments in these GLG Funds to be Level 3 assets. These NAVs, and the associated fair values of underlying investments, have been reviewed by the GLG Funds’ Independent Pricing Committee.
     During the quarter ended March 31, 2010, the company invested $10,789 in GLG funds in accordance with the 2009 Deferred Compensation Program. Deferred awards and any related investment earnings or losses will vest to the extent that there are no forfeitures, in two equal installments on March 31, 2011 and 2012 and are accounted for on a straight line basis. As a result of the 2009 Deferred Compensation Arrangement the Company now has investments in the following funds:

Fund/Investment Strategy		Status	Liquidity Terms
•	GLG Emerging Markets Fund	Trading	60 days notice
•	GLG Emerging Markets Credit Opportunity Fund	Trading	30 days prior to dealing day
•	GLG Atlas Macro Fund	Trading	5 business days notice
•	GLG Atlas Value and Recovery Fund	Trading	1 calendar year prior to relevant redemption day with optional fund gate

GLG PARTNERS INC., AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(US Dollars in thousands, except per share amounts) (cont’d)

Fund/Investment Strategy		Status	Liquidity Terms
•	GLG Market Neutral Fund	Trading	90 calendar days notice
•	GLG European Distressed Fund	Trading	90 calendar days after lockup period
•	GLG Global Equity Tactical Fund	Trading	30 calendar days notice
•	GLG European Opportunity Fund	Trading	5 business days notice
•	GLG European Long-Short Fund	Trading	30 calendar days notice
•	GLG Technology Fund	Trading	5 business days notice
•	GLG Financials Fund	Trading	5 business days notice
•	GLG Global Mining Fund	Trading	25 business days notice
•	GLG UK Select Fund	Trading	Daily
•	GLG Alpha Select (UCITS III) Fund	Trading	5 days prior to dealing day
•	GLG Pure Alpha (UCITS III) Fund	Trading	5 days prior to dealing day
•	GLG Emerging Markets (UCITS III) Fund	Trading	5 days prior to dealing day
•	GLG Performance (Distributing) Fund	Trading	5 business days notice
     These investments are valued at the final NAV as calculated by the GLG Fund’s administrator. The administrators of the GLG Funds utilize the fair value methodology described below in determining the NAV of the respective fund assets. The fair value of financial instruments traded in active markets (such as publicly traded derivatives and trading securities) is based on closing quoted market prices at the balance sheet date. The quoted value of financial assets and liabilities not traded in an active market that are held by the funds is the current “mid” price based on prices from multiple broker quotes and/or prices obtained from recognized financial data service providers. When a fund holds OTC derivatives it uses mid-market prices as a basis for establishing fair values. Futures and options are valued based on closing market prices. Forward and swap contracts are valued based on current observable market inputs and/or prices obtained from recognized financial data service providers.
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
     The Company has determined its investments in these GLG Funds to be Level 2 assets. Movements in deferred compensation investments, and related compensation obligations are as follows:

Trading Securities – Investments in GLG Funds
Investments purchased at cost	$10,789
Change in fair value recorded in statement of operations	477
Remeasurement of foreign currency denominated investments recorded in other income	(160)

Investments at fair value	$11,106

Represented by the following compensation:

Accrued compensation recognized in statement of operations on straight line basis	$415
Additional compensation recognized in respect of investment earnings	12
Compensation to be recognized over remaining vesting period of 24 months	10,679

$11,106

GLG PARTNERS INC., AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(US Dollars in thousands, except per share amounts) (cont’d)
     A reconciliation of the movements in Level 3 assets is presented below:

	Fair Value Measurements
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Movements in Level 3 assets for the year were as follows:
Investments in GLG Funds
Opening Balance January 1, 2010			$22,048
Change in fair value recorded in other comprehensive income — currency translation adjustment			(198)
Change in unrealized losses recorded in other comprehensive income			85
Distribution in specie for vesting requirements			(726)
Redemption proceeds			(807)

Closing Balance March 31, 2010			$20,402

Total unrealized gains in investments			$908

     During the three months ended March 31, 2010, the Company redeemed $636 of its investments in the GLG Global Opportunity Special Assets Fund and $171 of its investments in the GLG Multi-strategy Coupon Fund. Also, in the three months ended March 31, 2010, the Company distributed (in specie) $628 of its investments in the GLG Global Opportunity Special Assets Fund and $99 of its investments in the GLG Multi-strategy Coupon Fund to settle vested obligations to members of the equity participation plan (recorded in other liabilities).
     Realized gains on the redemptions from investments in the funds were $38 which have been recorded in the statement of operations as a realized gain on available-for-sale investments for the three months ended March 31, 2010.
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
Convertible notes
     There are no active markets for the Company’s convertible notes. The Company has determined the fair value of the convertible note to be $232,919 by comparing inactive market broker quotes to internal models.
c) Fair value measurements of Other assets and liabilities recorded at other than fair value:
     The carrying value of other financial assets and liabilities approximates fair value.

GLG PARTNERS INC., AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(US Dollars in thousands, except per share amounts) (cont’d)
5. DEBT
     The Company had debt of $531,232 outstanding at March 31, 2010 and $533,672 at December 31, 2009, as follows:

	Weighted Average	March 31,	December 31,
	Interest Rate	2010	2009
Revolving credit facility	2.64%	$12,281	$12,281
Terms loans	2.64%	290,451	292,891
Convertible Note	5.00%	228,500	228,500

Total Debt		$531,232	$533,672

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
The Company has hedged £4,000,000 of monthly operating expenditure from April to May 2010 with a final settlement date of June 4, 2010.
     The fair value of financial instruments has been recorded as follows:

	Three months ended	Three months ended
	March 31, 2010	March 31, 2009
Total Fair Value of Derivative Financial Instruments (included in Other Assets)	$142	$718
Less: Fair value of Derivative Financial Instruments at start of period	(274)	(42)

Movement in Fair Value of Derivative Financial Instruments during the period	$(132)	$676

Changes in Fair Values are allocated as follows:
Statement of Changes in Stockholders’ Deficit:
Gain recorded in other comprehensive loss in period — cash flow hedges	$134	$907
Gain reclassified from other comprehensive loss to statement of operations	(42)	(425)

Total gain in Other comprehensive loss	$92	$482

Statement of Operations:
Decrease in General, Administrative & Other expenses — effective portion of hedge reclassified from other comprehensive income	$—	$134
Decrease in Compensation, benefits and profit share — effective portion of hedge reclassified from other comprehensive income	—	97
Increase in Management Fees — effective portion of hedge reclassified from other comprehensive income	42	194

Total effective portion of hedge reclassified from other comprehensive income	42	425
Decrease in Other income (ineffective portion of hedge and excluded from effectiveness assessment)	(266)	(231)

Total impact on Statement of Operations	$(224)	$194

Total impact on Comprehensive loss	$(132)	$676

GLG PARTNERS INC., AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED
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
     The following transactions occurred in the common stock of the Company during 2010:

Number of Shares
Common Stock outstanding at December 31, 2009	252,358,619
Shares cancelled and replaced with restricted stock units	(2,861,694)
Shares repurchased	(525,416)
Shares issued under share plan awards	2,096,878
Stock forfeited and cancelled under share-based compensation arrangements	(500)

Common Stock outstanding at March 31, 2010	251,067,887

     No dividends were declared in 2010 or 2009.
8. COMPREHENSIVE INCOME

	Three months ending March 31, 2010
	Attributed to	Attributed to
	controlling	non-controlling	Total
Net Loss	$(60,847)	$(8,988)	$(69,835)
Unrealized gains on cash flow hedges	74	18	92
Transfer to realized gain on available-for-sale equity investments on disposal	(31)	(7)	(38)
Unrealized loss on available-for-sale equity investments	(88)	(21)	(109)
Foreign currency translation	(1,942)	(464)	(2,406)

Total comprehensive loss	$(62,834)	$(9,462)	$(72,296)

	Three months ending March 31, 2009
	Attributed to	Attributed to
	controlling	non-controlling	Total
Net Loss	$(120,259)	$(22,021)	$(142,280)
Unrealized gains on cash flow hedges	389	93	482
Transfer to realized loss on available-for-sale equity investments on disposal	17,124	4,093	21,217
Unrealized loss on available-for-sale equity investments	(341)	(82)	(423)
Foreign currency translation	(91)	(22)	(113)

Total comprehensive loss	$(103,178)	$(17,939)	$(121,117)

GLG PARTNERS INC., AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(US Dollars in thousands, except per share amounts) (cont’d)
9. NET LOSS PER SHARE OF COMMON STOCK
     The Company calculates net income per share of common stock in accordance with ASC Topic 260, Earnings Per Share. The Company calculated diluted earnings per share for all periods using the if-converted method for all participating securities. For the three months ended March 31, 2010 and 2009, the FA Sub 2 Limited Exchangeable Shares were excluded from the calculation of diluted earnings per share as they were anti-dilutive.
     The Company applied the two-class method for determining basic earnings per share. The Exchangeable Shares and the unvested shares issued in connection with share-based compensation, and determined to be participating securities, were excluded from the calculation as their inclusion would be anti-dilutive. In addition, the holders of the Exchangeable Shares participate equally with ordinary shareholders in the liquidation preferences of FA Sub 2 Limited, but have neither a liquidation interest in GLG Partners, Inc. nor any obligation to fund losses in either FA Sub 2 Limited or GLG Partners, Inc. Consequently, the Company believes it is appropriate to exclude the Exchangeable Shares from the calculation of basic earnings per share. Undistributed earnings have not been allocated to the unvested shares as they do not have a contractual obligation to fund the losses of the Company.

	Three Months Ended March 31,
	2010	2009
Net loss applicable to common stockholders	$(60,847)	$(120,259)
Weighted-average common stock outstanding (in thousands), basic and diluted	229,330	216,764
Net loss per share applicable to common stockholders — basic and diluted	$(0.27)	$(0.55)

     The following common stock equivalents have been excluded from the computation of weighted-average stock outstanding used for computing diluted earnings per share as of March 31, 2010 and 2009 as they would have been anti-dilutive (in thousands):

	Years Ended March 31,
	2010	2009
Common stock held in Treasury (See Note 7)	14,101	21,419
FA Sub 2 Limited Exchangeable Shares	58,905	58,905
Common stock awarded in connection with share-based compensation arrangements	9,705	9,107
Convertible notes	61,424	—
Sponsors’ Warrants	4,500	4,500
Co-investment Warrants	5,000	5,000
Public Warrants	32,985	32,985

	186,620	131,916

In addition to the above, there were 12,000,003 Founders Warrants that are only exercisable if and when the last sales price of the Company’s common stock exceeds $14.25 per share for any 20 trading days within a 30-trading day period beginning 90 days after November 2, 2007
10. INCOME TAXES
The Company’s tax on loss before income taxes was 11.7% and (0.4%) for the three months ended March 31, 2010 and 2009, respectively. These rates differ from the U.S. Federal rate of tax of 35% due to the impact of non-tax deductible acquisition-related share based compensation of $63,917 (2009: $118,876); the recognition of a gain on available-for-sale equity investments of $38, which is not taxable (2009 loss of $21,217); the release of a provision for unrecognized tax benefits of $7,308 (2009: Nil); and because the Company’s profits are predominantly earned outside the United States, where lower rates of tax apply.
The Company released provisions in respect of unrecognized tax benefits of $7,308 in the quarter (2009: Nil), as the enquiry window for these provisions closed.

GLG PARTNERS INC., AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(US Dollars in thousands, except per share amounts) (cont’d)
11. SUBSEQUENT EVENTS
     There were no reportable events subsequent to March 31, 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     You should read the following discussion and analysis in conjunction with our unaudited condensed consolidated financial statements and the related notes included in or incorporated into Part I, Item 1 of this Quarterly Report on Form 10-Q, and our audited combined and consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2009. The information contained in this section contains forward-looking statements. Our actual results may differ significantly from the results suggested by these forward-looking statements and our historical results as a result of certain risks and uncertainties which are described in Risk Factors referred to in Part II, Item 1A of this Quarterly Report on Form 10-Q.
General
Our Business
     We are a global asset management company offering our clients a wide range of performance-oriented investment products and managed account services. Our primary business is to provide investment management advisory services for various investment funds and companies (the “GLG Funds”) and accounts we manage. We derive our revenues primarily from management fees and administration fees charged to the GLG Funds and accounts we manage based on the value of the assets in these funds and accounts, and performance fees charged to the GLG Funds and accounts we manage based on the performance of these funds and accounts. Substantially all of our assets under management, or AUM, are attributable to third-party investors, and the funds and accounts we manage are not consolidated into our financial statements. As of March 31, 2010, our net AUM (net of assets invested in other GLG Funds) were approximately $23.7 billion, as compared to approximately $22.2 billion as of December 31, 2009 and approximately $14.0 billion as of March 31, 2009. As of March 31, 2010, our gross AUM (including assets invested in other GLG Funds) were approximately $25.8 billion, as compared to approximately $24.4 billion as of December 31, 2009 and approximately $15.4 billion as of March 31, 2009.
     In this Management’s Discussion and Analysis of Financial Condition and Results of Operations, references to “GLG” refer to the combined business of the GLG Partners LP and certain affiliated entities (collectively, the “GLG Entities”) prior to November 2, 2007, and references to “we”, “us, “our” and “the Company” refer to the business of GLG Partners, Inc. and its subsidiaries from and after November 2, 2007.
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
Combination and Consolidation Criteria
     Upon consummation of the acquisition of certain GLG Entities by us on November 2, 2007 (the “Acquisition”), the GLG Entities became our wholly owned subsidiaries and from that date the financial statements have been prepared on a consolidated basis and consolidate those entities over which the legal parent, GLG Partners, Inc., has control over significant operating, financial or investing decisions. Prior to the Acquisition and for all comparative periods, the combined financial statements presented are those of the accounting acquirer, GLG. The combined financial statements of GLG combine those entities in which Noam Gottesman, Pierre Lagrange, Emmanuel Roman ( “the Principals”) and the respective trustees of trusts established by the Principals, being Leslie J. Schreyer in his capacity as trustee of the Gottesman GLG Trust, G&S Trustees Limited, in its capacity as trustee of the Lagrange GLG Trust and Jeffrey A. Robins, in his capacity as trustee of the Roman GLG Trust (the “Trustees”) had control over significant operating, financial or investing decisions. Equity balances have been retroactively restated to conform to the capital structure of the legal acquirer, GLG Partners, Inc.
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
Performance Fees
     Performance fee rates are calculated where applicable as a percentage of investment gains less management and administration fees, subject to “high water marks” and in some cases performance hurdles with a measurement period of generally six months. Funds subject to performance hurdles are: most long-only (only to the extent those funds have a performance fee) and 130/30 strategies funds, four external FoFs, six alternative strategies funds, and certain managed accounts.
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
Equity-Based Compensation
     Prior to December 31, 2006, GLG had not granted any equity-based awards. In March 2007, GLG established the equity participation plan to provide certain key individuals, limited partnership interests in two limited partnerships, Sage Summit LP and Lavender Heights Capital LP, with the right to receive a percentage of the proceeds derived from an initial public offering relating to the Acquired Companies or a third-party sale of the Acquired Companies. Upon consummation of the Acquisition, Sage Summit LP and Lavender Heights Capital LP received collectively 15% of the total consideration of cash and our capital stock payable to the owners of the Acquired Companies in the Acquisition. The equity participation plan is subdivided into an “A Sub-Plan” and a “B Sub-Plan”. These limited partnerships distributed to A Sub-Plan limited partners an aggregate of 25% of such amounts upon consummation of the Acquisition, and the remaining 75% are distributable to the limited partners in three equal installments upon vesting over a three-year period on the first, second and third anniversaries of the consummation of the Acquisition, subject to the ability of the general partners of the limited partnerships, whose respective boards of directors consist of the Trustees, to accelerate vesting. B Sub-Plan member entitlements vest 25% each on the first and second anniversaries and 50% on the third anniversary of the consummation of the Acquisition subject to the ability of the general partners of the limited partnerships, whose respective boards of directors consist of the Trustees, to accelerate vesting.
     The unvested portion of such amounts will be subject to forfeiture back to Sage Summit LP and Lavender Heights Capital LP (and not to GLG) in the event of termination of the individual as a limited partner prior to each vesting date, unless such termination is without cause after there has been a change in control of our company or due to death or disability. To the extent awards granted under the equity participation plan are forfeited, these amounts may be reallocated by Sage Summit LP and Lavender Heights Capital LP to their then existing or future limited partners (i.e., participants in the plan) subject to vesting over specified periods. Because forfeited awards are returned to the limited partnerships, and not to us, the forfeited shares remain issued and outstanding and the cash and shares held by the limited partnerships may be reallocated, with or without vesting requirements, without further dilution to our shareholders. The equity instruments issued under this plan are recorded at their fair value on the measurement date, which date is typically upon the inception of the services that will be performed, remeasured at subsequent dates to the extent the awards are unvested, and amortized into expense over the vesting period on an accelerated basis.
     Ten million shares of our common stock, which were part of the purchase price in respect of the Acquisition, were reserved for allocation under the Restricted Stock Plan. Of these shares, 9,877,000 shares were allocated to our employees, service providers and certain key personnel in November 2007. As of March 31, 2010, 2,212,250 shares under the Restricted Stock Plan were unallocated following forfeitures (net of new allocations). These awards are subject to vesting, typically over four years, which may be accelerated. In 2007, we also adopted the 2007 Long-Term Incentive Plan (the “2007 LTIP”) under which we were authorized to issue up to 40,000,000 shares and which, other than with respect to outstanding awards, was terminated and replaced in its entirety by the 2009 Long-Term Incentive Plan (the “2009 LTIP”), adopted by our board of directors and approved by our shareholders on May 11, 2009. The 2009 LTIP authorizes the delivery of a maximum of 40,000,000 shares, in addition to the approximately 6,100,000 shares that remained available for awards under the 2007 LTIP as of May 11, 2009. In addition, to the extent that any outstanding awards under our 2007 LTIP are cancelled, forfeited or otherwise lapse unexercised pursuant to the terms of that plan, the shares underlying those awards will be available for awards under the 2009 LTIP.

     References herein to the “LTIP” shall in context be to the 2007 LTIP and the 2009 LTIP. As of March 31, 2010, there were a total of 38,630,604 shares available for awards under the LTIP. The LTIP provides for the grants of incentive and non-qualified stock options, stock appreciation rights, common stock, restricted stock, restricted stock units, performance units and performance shares to employees, service providers, non-employee directors and certain key personnel who hold direct or indirect limited partnership interests in certain GLG entities. Shares of restricted stock awarded under the Restricted Stock Plan and the LTIP are issued and outstanding shares, except in the case of awards under these plans to personnel who are members of the limited partner profit share arrangement in which case shares are issued and become outstanding only as the awards vest. Unvested awards under the LTIP and Restricted Stock Plan which are forfeited, to the extent shares are issued, are returned to us and cancelled.
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
     Our forfeiture assumptions with respect to forfeitures among our stock awards under the Restricted Stock Plan, equity participation plan and LTIP have been set to an assumed rate of 10% per annum. The forfeiture assumption for the agreement among the principals and trustees was estimated as zero
Income Tax
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
     Where an alternative strategies fund or internal fund-of-funds (internal FoF) managed by us invests in an underlying alternative strategies fund managed by us, the “investing fund” is the top level GLG Fund into which a client invests and the “investee fund” is the underlying GLG Fund into which the investing fund invests. For example, if the GLG European Long-Short Fund invests in the GLG Technology Fund, the GLG European Long-Short Fund is the investing fund and the GLG Technology Fund is the investee fund.
Management Fees
     Our gross management fee rates charged to GLG Funds are set as a percentage of fund AUM. Management fee rates vary depending on the product, as set forth in the table below (subject to fee treatment of fund-in-fund reinvestments as described below):

General Range of Gross Fee Rates (% of AUM)
Product	As of March 31, 2010
Alternative strategies funds*	1.50% — 2.50%**
Long-only strategies funds	0.30% — 2.25%
130/30 strategies funds	1.25% — 2.25%
Internal FoF***	0.25% — 1.50%** (at the investing fund level)
External FoF****	1.00% — 1.95%

*	Excludes the GLG European Long-Short (Special Assets) Fund, the GLG North American Opportunity (Special Assets), the GLG European Opportunity (Lehman Recovery) Fund, the GLG Technology (Lehman Recovery) Fund, and the GLG Market Neutral Sidepocket where the management fee is 0.50%.

**	When one of the alternative strategies funds or internal FoFs managed by us invests in an underlying single-alternative strategies fund managed by us, management fees are charged at the investee fund level, except in the case of (1) the GLG Multi-Strategy Fund where management fees are charged at both the investee and investing fund levels and (2) the GLG Balanced Managed Fund and the GLG Stock Market Managed Fund where management fees are charged only at the investing fund level.

***	Excludes the GLG Global Opportunity (Special Assets) Fund.

****	Excludes the GLG MMI Diversified (Special Assets) Fund, GLG MMI Diversified (Special Assets II) Fund and the GLG MMI Enhanced (Special Assets) Fund.
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
     Management fee yields in future periods will be dependent on the timing and amount of specific inflows and outflows, foreign currency movements and performance within our product groups noted above as well as managed accounts.
Performance Fees
     Our gross performance fee rates where applicable for GLG Funds are set as a percentage of fund performance, calculated as investment gains (both realized and unrealized), less management and administration fees, subject to “high water marks” and, in the case of most long-only and 130/30 funds, four external FoFs, six alternative strategies funds, and certain managed accounts, to performance hurdles. As a result, even when a GLG Fund has positive fund performance, we may not earn a performance fee due to negative fund performance in prior measurement periods and in some cases due to a failure to reach a hurdle rate. High water marks and performance hurdles, are determined on a fund by fund and investor by investor basis and performance fees are not netted across funds, other than in the case of the special assets funds related to the GLG Emerging Markets Fund, the GLG European Long-Short Fund and the GLG North American Opportunity Fund. These special assets funds do not earn a performance fee until an investor’s high water mark across both the special assets fund and its original fund is exceeded. Accordingly, any funds above high water marks and applicable performance hurdles at the end of the relevant measurement period will contribute to performance fee revenue.
     As of March 31, 2010, we had approximately $9.8 billion, or 74.2% of AUM above water or within 5% of their respective high water marks out of a potential $13.2 billion in performance fee eligible AUM. This represented an increase of $2.3 billion, or 30.7% during the first quarter of 2010. Additionally, approximately $2.8 billion of AUM (excluding special asset vehicles and funds in the process of closing) are more than 10% below their high water marks. This represents an improvement of $1.4 billion, or 33.3% during the first quarter of 2010.
     Fund performance through March 31, 2010 has generally reduced the additional performance necessary to re-achieve the high-water marks for many GLG Funds, however, for some funds high water marks remain. Accordingly, even if our funds that are below high water marks have positive performance in subsequent performance periods, our ability to earn performance fees during those periods will be adversely impacted due to the number of funds subject to high water marks and the amounts to be recovered.
     Performance fee rates vary depending on the product, as set forth in the table below (subject to fee treatment of fund-in-fund investments as described below):

General Range of Gross Fee Rates (% of Investment Gains)
Product	As of March 31, 2010
Alternative strategies funds	10% — 30%*
Long-only strategies funds	0% — 20% (may be subject to performance hurdle)
130/30 strategies funds	20% (may be subject to performance hurdle)
Internal FoF	0% — 20%* (at the investing fund level)
External FoF	5% — 10% (may be subject to performance hurdle)

*	When one of the alternative strategies funds or internal FoFs managed by us invests in an underlying alternative strategies funds managed by us, performance fees are charged at the investee fund level, except in the case of the GLG Global Aggressive Fund where performance fees are charged at both the investee and investing fund levels to the extent, if any, that the performance fee charged at the investing fund level is greater than the performance fee charged at the investee fund level.

**	We do not recognize performance fee revenues until the end of the measurement period when the amounts are crystallized, which for the majority of the investment funds and accounts managed by us is on June 30 and December 31.
     Due to the impact of foreign currency exposures on management and performance fees, we have elected to utilize cash flow hedge accounting to hedge a portion of our anticipated foreign currency denominated revenue. The effective portion of the hedge is recorded as a component of other comprehensive income and is released into management or performance fee income, respectively, when the hedged revenues impact the income statement. The ineffective portion of the hedge is recorded each period as derivative gain or loss in other income or other expense, respectively. See “Quantitative and Qualitative Disclosures About Market Risk — Exchange Rate Risk” in Part II, Item 3, of this Quarterly Report for a further discussion of our foreign exchange and hedging activities.
     We typically do not recognize performance fee revenues until the period when the amounts are crystallized, which for the majority of the investment funds and accounts managed by us is on June 30 and December 31.
     Additionally, various funds have high water marks. Until these funds either generate investment returns that overcome these high water marks, or these funds experience net inflows that carry no high-water marks and/or new funds are launched without high-water marks, performance fees may be limited.

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
Expenses
Compensation, Benefits and Profit Share
     To attract, retain and motivate the highest quality investment and other professionals, we provide significant remuneration through salary, discretionary bonuses, profit sharing and other benefits. We have built an experienced and highly-regarded investment management team of 124 investment professionals.
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
     In addition, we assess the underlying performance of our business based on the measure “non-GAAP adjusted net income”, which adjusts net loss before non-controlling interests for (1) the Acquisition-related compensation expense, (2) the tax benefit related to Acquisition-related compensation that is tax deductible for GAAP purposes, (3) any gains or losses realized from investments in GLG Funds held by equity participation plan participants in connection with the Acquisition, (4) the cumulative dividends payable to the holders of exchangeable shares of its FA Sub 2 Limited subsidiary in respect of its estimate of the net taxable income of FA Sub 2 Limited allocable to such holders multiplied by an assumed tax rate, and (5) amortization of the intangible assets recognized in relation to the acquired management contracts of SGAM UK and its associated tax effect. See “— Results of Operations — Adjusted Net Income” for reconciliation between the periods presented.
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

Assets Under Management
     During 2009 the mix of our AUM changed from a portfolio of predominantly higher fee-yielding alternative strategies products to a portfolio with approximately 50% in long-only strategies and managed account products. The effect of this shift has reduced our management fee yields when measured as a percentage of our overall AUM. The acquisition of SGAM UK, completed in the second quarter of 2009, which consisted of long-only strategies funds and managed accounts that have lower management fee yields than our alternative strategies products has also contributed to our lower management fee yields. We expect that the effect on our management fee yields in future periods will continue to be dependent upon asset mix, specific inflows, outflows and other related factors such as these.
March 31, 2010 Compared to December 31, 2009 and March 31. 2009
Change in AUM between March 31, 2010, December 31, 2009 and March 31, 2009
(U.S. dollars in millions)

	As of Mar.	As of Dec.	3-Month	As of Mar.	12-Month
	31, 2010	31, 2009	Change	31, 2009	Change
Alternative Strategies(1)	$12,504	$11,501	$1,003	$9,843	$2,661
Long-only Strategies(2)	13,340	12,864	476	5,576	7,764

Gross AUM	$25,844	$24,365	$1,479	$15,419	$10,425

Less: alternative strategy investments in GLG Funds	(1,078)	(1,088)	$10	$(1,388)	$310
Less: long-only strategy investments in GLG Funds	(1,098)	(1,103)	5	—	(1,098)

Net AUM	$23,668	$22,175	$1,494	$14,031	$9,637

	As of Mar.	As of Dec.	As of Mar.
	31, 2010	31, 2009	31, 2009
Quarterly Average gross AUM	$25,104	$24,179	$15,982
Quarterly Average net AUM	$22,921	$21,901	$11,519
Opening net AUM	$22,175	$21,628	$15,039

Inflows	3,342	3,419	2,175
Outflows	(2,388)	(2,697)	(2,125)

Inflows (net of redemptions)	954	723	50
Performance (gains net of losses and fees)	1,292	18	(807)
Currency translation impact (non-USD AUM expressed in USD)	(753)	(194)	(251)

Closing net AUM	$23,668	$22,175	$14,031

(1)	Alternative strategy gross AUM includes all alternative strategy funds, all 130/30 strategy funds and all managed accounts managed consistent with alternative and 130/30 strategies.

(2)	Long-only strategy gross AUM includes all long-only funds and managed accounts managed consistent with a long-only strategy.
     During the three months ended March 31, 2010, our net AUM increased by 6.7% to $23.7 billion and our gross AUM increased by 6.1% to $25.8 billion. The increase in net AUM was attributable to the following:
•	Positive fund and managed account performance during the first quarter of 2010, resulting in performance gains (net of losses and fees) of $1.3 billion.

•	Inflows (net of redemptions) of $1.0 billion in AUM during the first quarter of 2010, which were primarily driven by:
•	Long-only strategy net inflows of $0.2 billion, which was composed of subscriptions of $1.4 billion offset by redemptions of $1.2 billion; and

•	Alternative strategy net inflows of $0.8 billion, which was composed of subscriptions of $2.0 billion offset by redemptions of $1.2 billion.

•	A strengthening of the U.S. dollar against other currencies in which a portion of our funds and managed accounts are denominated, which resulted in negative foreign exchange impact on AUM of $0.8 billion during the quarter.
     The ratio between net and gross AUM increased during 2009 and continued into 2010, reflecting decreased relative levels of fund-in-fund investments, with respect to investments by our FoF products in certain funds managed by us and investments by certain alternative strategy funds managed by us in other alternative strategy funds managed by us.
     As of March 31, 2010, approximately $0.1 billion of AUM were in GLG Funds for which the related fund boards of directors had suspended redemptions. The funds included: the GLG Credit Fund, the GLG Event Driven Fund, the GLG Global Utilities Fund, the GLG MMI Enhanced II Fund, the GLG EAFE (Institutional) Fund, and the GLG Performance Institutional Fund. We continue to receive full management fees for a majority of these funds.
     In addition, as of March 31, 2010, we managed special assets funds which are principally comprised of private placement and other not readily realizable investments that have been transferred from other GLG funds totaling approximately $0.9 billion. These special assets funds included the GLG Emerging Markets (Special Assets) Fund, GLG European Long-Short (Special Assets) Fund, GLG North American Opportunity (Special Assets) Fund, GLG Global Opportunity (Special Assets) Fund, GLG MMI Diversified Special Assets Fund, GLG European Opportunity (Lehman Recovery) Fund, GLG Technology (Lehman Recovery) Fund, GLG MMI Diversified (Special Assets II) Fund, and the GLG MMI Enhanced (Special Assets) Fund. The purpose of the special assets funds is to permit the orderly sale of these investments. As investments held by the special assets funds are sold, proceeds will be used to redeem investors from those funds. Other than the GLG Emerging Markets (Special Assets) Fund, which has a management fee of 2.0%, all of the above funds have reduced management fees.
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

Results of Operations
Condensed Consolidated GAAP Statement of Operations Information

	Three Months Ended March 31,
	2010	2009
	(U.S. dollars in thousands)
Net revenues and other income
Management fees, net	$42,677	$34,427
Performance fees, net	2,717	10,817
Administration, service and distribution fees, net	7,344	5,473
Other	982	997

Total net revenues and other income	$53,720	$51,714

Expenses
Compensation, benefits and profit share	101,340	146,657
General, administrative and other	26,748	22,317
Amortization of intangible assets	884	—
Third party distribution, administration and service fees	1,331	—

Total expenses	130,303	168,974

Loss from operations	(76,583)	(117,260)
Realized gain/(loss) on available-for-sale investments	38	(21,217)
Fair value movement in trading securities	477	—
Net interest (expense)	(3,046)	(2,590)

Loss before income taxes	(79,114)	(141,067)
Income tax benefit (expense)	9,279	(618)

Net Loss	(69,835)	(141,685)
Less non-controlling interests:
Share of loss	8,988	22,021
Cumulative dividends on exchangeable shares	—	(595)

Net loss attributable to common stockholders	$(60,847)	$(120,259)

     Net Revenues and Other Income
     Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009
Change in GAAP Net Revenues and Other Income between
Three Months Ended March 31, 2010 and March 31, 2009

	Three Months Ended March 31,
	2010	2009	Change
	(U.S. dollars in thousands)
Net revenues and other income
Management fees, net	$42,677	$34,427	$8,250
Performance fees, net	2,717	10,817	($8,100)
Administration service, and distribution fees, net	7,344	5,473	1,871
Other	982	997	(15)

Total net revenues and other income	$53,720	$51,714	$2,006

Key ratios (annualized):
Total net revenues and other income/average net AUM	0.94%	1.80%	(0.86%)
Management fees/average net AUM	0.74%	1.20%	(0.46%)
Administration, service and distribution fees/average net AUM	0.13%	0.19%	(0.06%)
     Total net revenues and other income increased by $2.0 million, or 3.9%, to $53.7 million for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. This increase was driven primarily by higher management, and administration, service and distribution fee revenue due to the higher average net AUM levels resulting from the Société Générale Asset Management UK (“SGAM UK”) acquisition, and AUM growth and partially offset by a reduction in performance fees.
     For management and administration, service and distribution fee revenues, we use net fee yield as a measure of our fees generated for every dollar of our net AUM. The net management and administration, service and distribution fee yield is equal to the management fees and administration, service and distribution fees, respectively, divided by average net AUM for the applicable period.
     Net management fees increased by $8.3 million, or 24.0%, to $42.7 million. This increase in net management fees was driven by the increase in AUM through assets obtained in the SGAM UK acquisition as well as organic growth in our AUM. Our overall management fee yield has declined as compared to the same period last year resulting from the changing mix of AUM towards lower fee-yielding products and the impact of the SGAM UK acquisition-related long-only assets.
     Net performance fees decreased by $8.1 million, or 74.9% to $2.7 million. The decrease in fees was driven by:
•	lower crystallized performance fees in the three months ended March 31, 2010 related to certain managed accounts for which we recognized performance fees in the three month period ended March 31, 2009 and there was no related crystallization event in the first quarter of 2010. We will begin recognizing performance fees on these noted accounts on June 30 and December 31, consistent with our other funds.

•	the timing of AUM inflows and outflows from the GLG Funds, resulting in crystallized performance fees during the three months ended March 31, 2010.
     Net administration, service and distribution fees increased by $1.9 million, or 34.2% to $7.3 million. This increase was primarily driven by the effect of increased levels of AUM and the SGAM UK acquisition.
     Changes in Other income were primarily due to other fees of approximately $0.8 million derived from the funds acquired in the SGAM UK acquisition as well as foreign exchange gains.

     Expenses
     Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009
Change in GAAP Expenses between
Three Months Ended March 31, 2010 and March 31, 2009

	Three Months Ended March 31,
	2010	2009	Change
	(U.S. dollars in thousands)
Expenses
Compensation, benefits and profit share	$101,340	$146,657	$(45,317)
General, administrative and other	26,748	22,317	4,431
Amortization of intangible assets	884	—	884
Third party distribution, administration and service fees	1,331	—	1,331

Total expenses	$130,303	$168,974	$(38,671)

Key ratios (annualized):
Compensation, benefits and profit share/total GAAP net revenues and other income	188.6%	283.6%	(95.0%)
General, administrative and other/total GAAP net revenues and other income	49.8%	43.2%	6.6%
Total expenses/total GAAP net revenues and other income	242.6%	326.8%	(84.2%)
     Our overall GAAP expenses decreased by $38.7 million, or 22.9% to $130.3 million. Compensation, benefits and profit share decreased by $45.3 million, or 30.9% to $101.3 million, primarily as a result of a reduction of $60.3 million in the expenses relating to Acquisition-related share based compensation, offset by a number of factors as mentioned below.
     The decrease in Acquisition-related compensation expense was driven by the vesting in the fourth quarter of 2009, in particular compensation expense relating to the agreement among the principals and trustees, which resulted in a decrease of $38.6 million to $60.4 million in the first quarter of 2010.
     This was offset by increases in compensation, benefits and profit share including the following:
•	increased compensation costs as a result of the SGAM UK acquisition in the second quarter of 2009 and higher net revenues;

•	increased level of non-cash share based compensation, benefits and profit share due to share awards granted in 2009 and 2008 as part of rebuilding certain investment management teams; and

•	recognition of the deferred compensation and limited partner profit share related to the deferred compensation program implemented as discussed in more detail below.
     As a result of the equity awards granted following the Acquisition, we anticipate, based on our share price as at March 31, 2010 and current forfeiture estimates, that a total $10.9 million of post-acquisition share based compensation will be recognized in future periods in respect of non-vested awards, of which $6.3 million will be recognized over the remainder of 2010 and a further $4.3 million will be recognized in 2011 and 2012 as the awards vest.
     During April 2010, further awards of approximately 8.5 million shares have been granted which are expected to vest over the next 1 - 3 years.
     We implemented a deferred compensation program for employees and limited partners in respect of discretionary compensation for 2009. A portion of the discretionary compensation allocated to our investment and other professionals will be deferred in annual installments until the first quarter 2012. Deferred awards given to certain investment professionals and marketers will be invested on their behalf into GLG Funds, aligning portfolio manager and marketers’ incentives with those of the investors in such funds and, indirectly, our shareholders. Deferred awards and any related investment earnings or losses will vest to the extent that there are no forfeitures, in two equal installments on March 31, 2011 and 2012 and will be accounted for on a straight line basis. Deferred awards for all other personnel will be issued in the form of our common stock, aligning their incentives with our shareholders. The common stock will also vest over a two year period to the extent that there are no forfeitures, in two equal installments on March 31, 2011 and 2012 and will be accounted for on an accelerated method basis. We deferred $12.9 million of compensation under the deferred compensation program for 2009 in respect of discretionary awards, of which $0.5 million was recognized in earnings over the first quarter of 2010.
     General, administrative and other expenses increased by $4.4 million, or 19.9%, primarily as a result of a $4.1 million charge related to a sublease in London and additional expenses from the operations acquired with SGAM UK in the second quarter of 2009.
     In the first quarter of 2010, we also incurred $1.3 million in third party distribution, administration and service fees which reflect fund administration costs as well as cross-selling fees related to the funds acquired as part of the SGAM UK acquisition.
     In the first quarter of 2010, In addition, we had approximately $0.9 million of amortization costs related to the intangible assets as part of the SGAM UK acquisition, for which there was no corresponding expense in the 2009 period.
Non-GAAP Expense Measures
     As discussed above under “— Assessing Business Performance”, we present a non-GAAP compensation, benefits, and profit share measure. The table below reconciles GAAP compensation, benefits and profit share to non-GAAP CBP for the periods presented.
     Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009
Change in Non-GAAP Expenses between
Three Months Ended March 31, 2010 and March 31, 2009

	Three Months Ended March 31,
	2010	2009	Change
	(U.S. dollars in thousands)
Non-GAAP expenses
GAAP compensation, benefits and profit share	$101,340	$146,657	$(45,317)
Less: Acquisition-related compensation expense	(66,407)	(126,737)	60,330

Non-GAAP CBP	34,933	19,920	15,013
Third party distribution, administration and service fees	1,331	—	1,331
GAAP general, administrative and other	26,748	22,317	4,431

Non-GAAP total expenses	$63,012	$42,237	$20,775

Key ratios (based on non-GAAP measures):
Non-GAAP CBP /total GAAP net revenues and other income	65.0%	38.5%	26.5%
General, administrative and other / total GAAP net revenues and other income	49.8%	43.2%	6.6%
Non-GAAP total expenses /total GAAP net revenues and other income	117.3%	81.7%	35.6%
     Non-GAAP total expenses increased by $20.8 million, or 49.2%, to $63.0 million, primarily as a result of a $15.0 million increase in Non-GAAP CBP. The increase in Non-GAAP CBP was primarily driven by the following:
•	increased compensation costs as a result of the SGAM UK acquisition in the second quarter of 2009 and higher net revenues;

•	increased level of non-cash share based compensation, benefits and profit share due to share awards granted in 2008 and 2009 as part of rebuilding certain investment management teams; and

•	recognition of the deferred compensation and limited partner profit share related to the deferred compensation program as discussed under “ — Expenses”
     General, administrative and other expenses increased by $4.4 million, or 19.9%, primarily as a result of a $4.1 million charge related to a sublease in London and additional expenses from the operations acquired with SGAM UK in the second quarter of 2009. This increase was partially offset by our on-going cost reduction initiatives. In the first quarter of 2010, we also incurred $1.3 million in third party distribution, administration and service fees which reflect fund administration costs as well as cross-selling fees related to the funds acquired as part of SGAM UK acquisition, for which there was no corresponding expense in the 2009 period.

     Non-GAAP CBP in the future will continue to be impacted as result of equity awards made in 2009 and the impact of deferral of part of the 2009 compensation that vest over the requisite service periods discussed under “—Expenses”.
     Net Interest Expense
     Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009
Change in Net Interest Expense between
Three Months Ended March 31, 2010 and March 31, 2009

	Three Months Ended March 31,
	2010	2009	Change
	(U.S. dollars in thousands)
Interest income	$256	$357	($101)
Interest expense	(3,302)	(2,947)	(355)

Net interest expense	$(3,046)	$(2,590)	($456)

     Interest income decreased by $0.1 million, or 28.6%, to $0.3 million. This decrease was primarily driven by a combination of lower income generating cash balances and a decrease in interest yields on those cash balances.
     Interest expense increased by $0.4 million, or 12.0% to $3.3 million. This increase was primarily driven by an increase in the weighted average interest paid on outstanding debt, partly offset by the amortization of deferred gains on the debt restructure undertaken during the second quarter of 2009.
     Income Taxes
     Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009
     Income tax decreased by $9.9 million to a benefit of $9.3 million, driven by the release of provisions relating to unrecognized tax benefits as the enquiry window for these provisions closed during the quarter and an increase in loss before income taxes excluding the effect of Acquisition-related compensation expense. The Company’s tax on loss before income taxes was 11.7% and (0.4%) for the three months ended March 31, 2010 and 2009, respectively. These rates differ from the U.S. Federal rate of tax of 35% due to the impact of non-tax deductible acquisition-related share based compensation of $63.9 million (2009: $118.9 million); the recognition of a gain on available-for-sale equity investments below $0.1 million, which is not taxable (2009 loss of $21.2 million); the release of a provision for unrecognized tax benefits of $7.3 million (2009: Nil); and because the Company’s profits are predominantly earned outside the United States, where lower rates of tax apply.
Realized loss on available-for-sale securities
     We recognized $21.2 million in losses during the first quarter of 2009 arising from the redemption of investments in GLG Funds to meet vested obligations of the equity participation plan, and recognition of other-than-temporary impairment on the remaining investments. Redemptions in the first quarter of 2010 were immaterial.

Non-controlling Interests
Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009
     Non-controlling interests decreased by $12.4 million from $21.4 million as of March 31, 2009 to $9.0 million as of March 31, 2010. The difference was primarily due to:
•	$13.0 million share of losses attributable to FA Sub 2 Exchangeable Shareholders.

•	A $0.6 million reduction in cumulative dividends accruing to holders of FA Sub 2 Exchangeable shares
Adjusted Net Income
     As discussed above under “— Assessing Business Performance”, we present a non-GAAP adjusted net income measure. The table below reconciles net income to adjusted net income for the periods presented.
Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009
Change in Non-GAAP Adjusted Net Income/(Loss) between
Three Months Ended March 31, 2010 and March 31, 2009

	Three Months Ended March 31,
	2010	2009	Change
	(U.S. dollars in thousands)
Derivation of non-GAAP adjusted net loss
GAAP net loss before non-controlling interests	$(69,835)	$(141,685)	$71,850
Less: Cumulative dividend	—	(595)	595
Add: Acquisition-related compensation expense	66,407	126,737	(60,330)
Less: Tax-effect of Acquisition-related compensation expense	(224)	(355)	131
Add: Amortization of intangible assets	884	—	884
Less/Add: Realized (gain)/loss on available-for-sale investments	(38)	21,217	(21,255)
Less: Tax-effect of amortization of intangible assets	(248)	—	(248)

Non-GAAP adjusted net income/(loss)	$(3,054)	$5,319	$(8,373)

     Adjusted net income decreased by $8.4 million, to a loss of $3.1 million. The decrease between the periods was due to:
•	an increase in non-GAAP CBP of approximately $15.0 million driven by 1) increased compensation costs as a result of the SGAM UK acquisition in the second quarter of 2009 and higher net revenues, 2) increased level of non-cash share based compensation, benefits and profit share due to share awards granted in 2008 and 2009 as part of rebuilding certain investment management teams, and 3) recognition of the deferred compensation related to the deferred compensation program as discussed under “ — Expenses”;

•	an increase in general and administrative expenses of $4.4 million, primarily driven by a $4.1 million one-time charge related to a sublease in London and additional expenses from the operations acquired with SGAM UK in the second quarter of 2009; offset by

•	an increase of approximately $2.0 million in revenues as a result of the increases in management and administration fees due to increased AUM levels, offset by a decrease in Performance fees as a result of lower crystallization of fees from certain managed accounts; and

•	a $9.0 million tax benefit primarily driven by the release of certain tax provisions relating to unrecognized tax benefits during the first quarter of 2010.

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

     Due to our changed AUM mix (resulting from a decline in AUM in higher fee paying alternative funds, the addition of the SGAM UK funds and an increase in our managed accounts) our management and administration fees have trended lower. Our performance fees have been affected by high-water marks, and until these funds generate investment returns that overcome the high-water marks, or these funds experience net inflows that carry no high-water marks and/or new funds are launched without high-water marks, our ability to generate performance fees will be limited. We believe that we will be able to continue to scale down our cost infrastructure, if required, in order to maintain positive operating cash flow.
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
OperatingActivities
Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009
     Our net cash used in operating activities was $52.2 million for the quarter ended March 31, 2010 compared to $72.7 million of cash used by operating activities for the quarter ended March 31, 2009. These amounts primarily reflect cash-based fee income, less cash compensation, benefits and non-personnel costs and tax payments and distributions to limited partners. The mismatch in timing between receipt of largely semi-annual performance fee revenues and the annual payment of associated discretionary compensation and limited partner profit share, when combined with the volatility of performance fee revenues can lead to substantial volatility and differences between net income and cash flows from operations.
     The $20.5 million change in net cash used by operating activities was primarily attributable to the following:
•	Management and Administration, Service and Distribution Fees. Management and administration, service and distribution fees are largely received monthly and are driven by the average net AUM and fee rates in each fund and managed account. Higher average net AUM resulted in higher year on year cash receipts from management and administration, service and distribution fees for an increase of $8.8 million.

•	Performance Fees. Performance fees are generally received every six months in the month following crystallization (i.e., 2010 operating cash flows are the result of receipts of June 2010 and December 2009 performance fees). Higher performance fees contributed a $42.8 million increase in operating cash flows.

•	Compensation, benefits and profit share. The most significant component of compensation, benefits and profit share is discretionary compensation and discretionary limited partner profit share paid during the year following the year in which the related business performance is achieved (i.e.,2010 compensation cash flows are largely influenced by discretionary compensation and discretionary limited partner profit share paid in respect of 2009 business performance). Operating cash outflows from compensation, benefits and profit share were $43.6 million higher.

•	General, Administrative and Other Expenses. Cash outflow from general, administrative and other expenses were $8.8 million higher.

•	Net Interest. Lower net interest payments contributed an increase of $4.8 million largely driven by an increase in the tenor of the outstanding interest reset period from three to six months.

•	Foreign exchange gains. Remeasurement of foreign currency bank accounts and other income contributed $5.5 million to the decrease in operating cash outflows.

•	Income taxes and cumulative dividend. Payments of income taxes and cumulative dividends were $7.1m lower than the comparative period.

Investing Activities
Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009
     Our net cash used by investing activities was $11.0 million for the three months ended March 31, 2010 versus net cash provided by investing activities of $35.4 million for the three months ended March 31, 2009.
     The majority of the $46.4 million decrease was driven by the following:
•	Redemption of available-for-sale securities. In the first quarter of 2010, the redemption of securities net of securities purchased contributed $0.8 million as opposed to $35.7 million in the first quarter of 2009. This was largely offset in cash flows from compensation, benefits and profit share as amounts redeemed from GLG Funds were used to settle vesting obligations of the equity participation plan.

•	Purchase of trading securities. In the first quarter of 2010, we purchased securities for $10.8 million in respect of the 2009 Deferred Compensation Arrangement. There were no corresponding purchases in the first quarter of 2009.
Financing Activities
Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009
     Our net cash used by financing activities were $1.6 million and $64.4 million for the three months ended March 31, 2010 and 2009, respectively.
     The decrease in net cash used of $62.8 million was driven by the following:
•	Share repurchases. During the first quarter of 2010, we repurchased shares of common stock in the amount of $1.6 million, compared to repurchases in the first quarter of 2009 of $64.3 million.
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
Impact on Management Fees
     Our management fees are based on the AUM of the various GLG Funds and accounts that we manage, and, as a result, are impacted by changes in market risk factors. These management fees will be increased or reduced in direct proportion to the impact of changes in market risk factors on AUM in the related GLG Funds and accounts managed by us. A 10% change in the fair values of all of the investments held by the GLG Funds and managed accounts as of March 31, 2010 would impact future net management fees in the following four fiscal quarters by an aggregate of $24.8 million, assuming that there is no subsequent change to the investments held by the GLG Funds and managed accounts in those four following fiscal quarters.
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
Impact on Administration Fees
     Our administration fees are generally based on the AUM of the GLG Funds and managed accounts to which they relate and, as a result, are impacted by changes in market risk factors. Our administration fees will generally increase given an increase in the market value of the investments in the relevant GLG Funds and managed accounts and decrease given a decrease in the market value of the investments in the relevant GLG Funds and managed accounts. A 10% increase/(decrease) in the fair values of all of the investments held by the GLG Funds and managed accounts as of March 31, 2010 would impact future net administration fees in the following four fiscal quarters by an aggregate of $3.0/($3.0) million, respectively, assuming there is no subsequent change to the investments held by the GLG Funds and managed accounts in those four following fiscal quarters.

Market Risk
     The GLG Funds and accounts managed by us hold investments that are reported at fair value as of the reporting date. Our AUM is a measure of the estimated fair values of the investments in the GLG Funds and managed accounts. Our AUM will therefore increase (or decrease) in direct proportion to changes in the market value of the total investments across all of the GLG Funds and managed accounts. A 10% change in the fair values of all of the investments held by the GLG Funds and managed accounts as of March 31, 2010 would impact our gross AUM by $2.6 billion and net AUM by $2.4 billion as of such date. This change will consequently affect our management fees, performance fees and administration fees as described above.
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
Interest Rate Risk
     The GLG Funds and accounts managed by us hold positions in debt obligations and derivatives thereof, some of which accrue interest at variable rates and whose value is impacted by reference to changes in interest rates. Interest rate changes may therefore directly impact the AUM valuation of these GLG Funds and managed accounts, which may affect our management fees and performance fees as described above. Our long-term debt consists of our outstanding revolving, term loan credit facilities and convertible subordinated notes. Interest on the revolving, and term loan credit facilities outstanding principal amounts is currently based on 3-month LIBOR plus the applicable margin of 2.50%, which is reset periodically and the rate is set at 2.76% until June 15, 2010. A 10% change in the 1-month LIBOR would impact our interest expense by approximately $.01 million for the 1-month period. The convertible subordinated notes were issued at a fixed rate of 5.00%.

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
     There have not been any changes in our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     We are subject to various claims and assessments and regulatory inquiries and investigations in the normal course of our business. While it is not possible at this time to predict the outcome of any legal and regulatory proceedings with certainty and while some investigations, lawsuits, claims or proceedings may be disposed of unfavorably to us, based on our evaluation of matters that are pending or asserted our management believes the disposition of such matters will not have a material adverse effect on our business, financial condition or results of operations. An unfavorable ruling could include money damages or injunctive relief.
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
     Our business is materially affected by conditions in the global financial markets and economic conditions throughout the world that are outside our control, such as interest rates, availability of credit, inflation rates, economic uncertainty, changes in laws (including laws relating to taxation, regulation of hedge funds and trading in securities), trade barriers, commodity prices, currency exchange rates and controls and national and international political circumstances (including wars, terrorist acts or security operations). Global credit and other financial markets recently suffered and may in the future suffer substantial stress, volatility, illiquidity and disruption. Loss of investor confidence in the financial system or our sector, a lack of liquidity, decline in asset values, the instability of financial institutions and volatile commodity prices and foreign exchange rates could contribute to recessionary economic conditions globally and deterioration in consumer and corporate confidence, further exacerbating the overall market disruptions and risks to market participants, including the GLG Funds and managed accounts. These market conditions may affect the level and volatility of securities prices and the liquidity and the value of investments in the GLG Funds and managed accounts. We may also be adversely affected by fixed costs and the possibility that we would be unable to or may choose not to scale back other costs within a time frame sufficient to match any decreases in revenue.
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
     Performance fees have historically comprised a substantial portion of our revenues. Our revenue, net income and cash flow are dependent upon performance fees which require positive investment performance in excess of “high water marks” or benchmarks. With a few exceptions, the GLG Funds and managed accounts have “high water marks”, and/or benchmarks whereby performance fees are earned only to the extent that the net asset value of a GLG Fund (on a share by share basis) or managed account at the end of a semi-annual period exceeds the highest net asset value on the last date on which a performance fee was earned or to the extent performance exceeds agreed upon benchmarks over the relevant measurement period. To the extent any of the GLG Funds and managed accounts generate negative investment performance or generate positive performance less than the applicable high water mark or benchmark, we would not earn performance fees for that GLG Fund or managed account until the high water mark is re-achieved or the benchmark exceeded. Certain of the GLG Funds and managed accounts also have LIBOR hurdles whereby performance fees are not earned during a particular period until the returns of such funds surpass the LIBOR rate. If we do not generate positive investment performance sufficient to earn performance fees, our revenues and net income will be lower and our business, results of operations and financial condition could be materially adversely affected. Failure to generate performance fees could materially adversely affect our business, results of operations and financial condition.
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
     Investors in the GLG Funds and investors with managed accounts may generally redeem their investments with only short periods of notice. Investors may reduce all or any portion of their investments, or transfer their investments to other asset managers, for any number of reasons, including poor investment performance, fee rates, changes in investment management personnel, actual or perceived reputational risk, a reduction of investments in certain asset classes by investors, for reasons not connected with performance or the asset manager, or for no reason. The redemption of investments in the GLG Funds or in managed accounts could adversely affect our revenues, especially management and administration fees which are substantially dependent upon the AUM in the GLG Funds and managed accounts. A decline in revenues due to redemptions could have a material adverse effect on our business, results of operations or financial condition.
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

     In addition, we are expanding our product and client base to include investments from pension and retirement funds and retail investors, as well as expanding our Undertakings for Collective Investments (“UCITs”) business, which may be subject to higher standards of care than for our alternative strategies fund or managed account clients and products. As the AUM from these clients and products increase, we may be subject to significant liabilities resulting from breaches of those standards, which may not be fully covered by insurance.
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
     We generate a significant proportion of our revenue from a small number of our top clients. As of March 31, 2010, the assets of our top individual client accounted for approximately 4% of our net AUM. As of March 31, 2010, our largest institutional investor account represented approximately 13% of our net AUM, with the top ten accounts collectively representing approximately 50% of our net AUM. The loss of all or a substantial portion of the business provided by one or more of these clients would have a material impact on the income we derive from management and performance fees and consequently have a material adverse effect on our business, results of operations or financial condition.
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
     The historical and potential future returns of the GLG Funds are not directly linked to returns on our capital. Therefore, continued positive performance of the GLG Funds may not necessarily result in positive returns on an investment in our common stock. However, poor performance of the GLG Funds would cause a decline in our revenue from such funds, and would therefore have a negative effect on our performance and in all likelihood the returns on an investment in our common stock.

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
     We have used a significant amount of borrowings to finance our business operations as a public company, including for the provision of working capital, warrant and share repurchases, making minimum tax distributions and limited partner profit share distributions, acquisition financing and general business purposes. As of March 31, 2010, we had an aggregate of $531.2 million of indebtedness outstanding, including $55.5 million held by affiliates of ours. This indebtedness consists of floating rate revolving and term loans with an aggregate principal amount outstanding of $302.7 million and fixed rate convertible notes with an aggregate principal amount outstanding of $228.5 million. When these term loan facilities begin to amortize principal in May 2011 and notes mature on May 15, 2014, we will be required to refinance them by entering into new credit facilities or issuing debt securities, which could result in higher borrowing costs, or issuing equity, which would dilute existing stockholders. We could also repay some or all of the loan facilities and notes by using cash on hand or cash from the sale of our assets, provided that sufficient cash and/or assets are available for such purposes. No assurance can be given that we will be able to enter into new credit facilities or issue debt or equity securities in the future on attractive terms, or at all, or that we will have sufficient cash on hand to repay the revolving credit and term loan facilities and notes. In addition, our interest expense on the floating rate debt is subject to fluctuation, which may adversely affect our earnings and liquidity.
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
     Our business is subject to regulation by various regulatory authorities that are charged with protecting the interests of our customers. The activities of the Company and certain subsidiaries are regulated primarily by the Financial Services Authority (“FSA”) in the United Kingdom and by the Securities and Exchange Commission (“SEC”) in the United States. In addition, our business is subject to regulation in the various other jurisdictions in which it operates, including the Irish Financial Services Regulatory Authority (“IFSRA”), the Cayman Islands Monetary Authority (“CIMA”) and the Commission de Surveillance du Secteur Financier in Luxembourg and we may become subject to regulation in Switzerland, Dubai, Hong Kong and China as the result of planned expansion in those jurisdictions. In addition, the GLG Funds are subject to regulation in the jurisdictions in which they are organized, and may be subject to regulation in the jurisdictions in which their investors are resident. These and other regulators in these jurisdictions have broad regulatory powers dealing with all aspects of financial services including, among other things, the authority to make inquiries of companies regarding compliance with applicable regulations, to grant — and in specific circumstances to vary or cancel — permits and to regulate marketing and sales practices, advertising and the maintenance of adequate financial resources. We are also subject to applicable anti-money laundering regulations and net worth requirements in the jurisdictions in which we operate.

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
     The GLG Funds may make investments in derivatives. These investments are subject to a variety of risks. Examples of such risks may include, but are not limited to:
•	limitation of risk assessment methodologies — Decisions to enter into these derivatives and other securities contracts will be based on estimates of returns and probabilities of loss derived from our own calculations and analysis. There can be no assurance that the estimates or the methodologies, or the assumptions which underlie such estimates and methodologies, will turn out to be valid or appropriate;

•	risks underlying the derivative and securities contracts — A general rise in the frequency, occurrence or severity of certain non-financial risks such as accidents and/or natural catastrophes will lead to a general decrease in the returns and the possibility of returns from these derivatives and securities contracts, which will not be reflected in the methodology or assumption underlying the analysis of any specific derivative or securities contract; and

•	particular risks — The particular instruments in which we will invest on behalf of the GLG Funds may produce an unusually and unexpectedly high amount of losses, which will not be reflected in the methodology or assumptions underlying the analysis of any specific derivative or securities contract.
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

Certain GLG Funds and several GLG clients with managed accounts have claims as creditors and/or as trust asset claimants against LBIE) and, in some cases, other Lehman Brothers entities. These claims will likely take an extended period of time to resolve and, in some cases, may remain unsatisfied. There are also a number of open factual and legal issues surrounding such claims.
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
     In light of the recent instability of the financial markets, the GLG Funds and managed accounts face the increased risk of potential bankruptcies or significant credit deterioration of major financial institutions, including prime brokers, custodians and other agents, some of which have substantial relationships with the GLG Funds and managed accounts, increasing exposure to the related counterparty risks. Furthermore, the combinations of financial service firms announced in late 2008 increased the concentration of counterparty risk for the GLG Funds and managed accounts. The credit quality of these exposures may be affected by many factors, such as economic and business conditions or deterioration in the financial condition of an individual counterparty, group of counterparties or asset classes. Difficulties of this nature affecting counterparties have the potential to result in significant exposures, whether counterparty, credit or otherwise, for the GLG Funds and managed accounts and negatively impact our business and results of operations.
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
     Certain of the GLG Funds may, under U.K. tax legislation, be regarded as carrying on a trade in the United Kingdom through their investment manager, GLG Partners LP. It is our intention to organize our affairs such that neither the investment manager nor the group companies that are partners in the investment manager constitute a U.K. branch or permanent establishment of the GLG Funds by reason of exemptions provided by Section 127 of the Finance Act 1995 and Schedule 26 of the Finance Act 2003. These exemptions, which apply in respect of income tax and corporation tax, respectively, are substantially similar and are each often referred to as the Investment Manager Exemption (IME).
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
     Certain of our shareholders who have entered into a voting agreement, referred to as the controlling shareholders, which include the Principals, their Trusts, and Martin E. Franklin, one of our directors, beneficially own shares of our common stock and Series A voting preferred stock which collectively represent approximately 51% of our voting power and have the ability to elect our board of directors. As a result, we are a “controlled company” for purposes of Section 303(A) of the NYSE Listed Company Manual.
     As a “controlled company”, we are exempt from certain governance requirements otherwise required by the NYSE. Under the NYSE rules, a company of which more than 50% of the voting power is held by an individual, a group or another company is a “controlled company” and is exempt from certain corporate governance requirements, including requirements that (1) a majority of the board of directors consist of independent directors, (2) compensation of officers be determined or recommended to the board of directors by a majority of its independent directors or by a compensation committee that is composed entirely of independent directors and (3) director nominees be selected or recommended for selection by a majority of the independent directors or by a nominating committee composed solely of independent directors. . We utilize some of these exemptions. Currently, our board of directors has three directors that are “independent” as defined in Section 303A.02 of the NYSE Listed Company Manual in reliance on the exemption from the majority independent director requirement and, although not required as a “controlled company”, we have a Nominating Committee. In the event that the parties to the voting agreement cease to hold more than 50% of our voting power, we will cease being a “controlled company” and will no longer be exempt from the NYSE corporate governance requirements described above. Pursuant to the NYSE rules, once we cease being a “controlled company”, we will be required to phase in to full compliance with the NYSE corporate governance requirements, including having a majority of independent directors and fully independent nominating and compensation committees, within one year from the date our “controlled company” status changes.
     Because of their ownership of approximately 51% of our voting power, the controlling shareholders are also able to determine the outcome of all matters requiring shareholder approval (other than those requiring a super-majority vote) and will be able to cause or prevent a change of control of our company or a change in the composition of our board of directors, and could preclude any unsolicited acquisition of our company. In addition, because they collectively may determine the outcome of a shareholder vote, they could deprive shareholders of an opportunity to receive a premium for their shares as part of a sale of our company. That voting control could ultimately affect the market price of our shares. In addition, pursuant to the voting agreement, we have agreed not to take certain actions without the consent of the controlling shareholders so long as they collectively beneficially own (1) more than 25% of our voting stock and at least one of Messrs. Gottesman, Roman or Lagrange is an employee, partner or member of our company or any of our subsidiaries or (2) more than 40% of our voting stock.
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
     Because of their ownership of approximately 51% of the our voting power, the controlling shareholders may be able to determine the outcome of all matters requiring stockholder approval (other than those requiring a super-majority vote) and may be able to cause or prevent a change of control of our company or a change in the composition of our board of directors, and may be able to preclude any unsolicited acquisition of our company. Certain provisions of Delaware law may also delay or prevent a transaction that could cause a change in our control. The market price of our shares could be adversely affected to the extent that the Principals’ control over us, as well as provisions of our organizational documents, discourage potential takeover attempts that our stockholders may favor.

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
     As a holding company, our ability to pay dividends is subject to the ability of our subsidiaries to provide cash to us. We intend to distribute dividends to our stockholders and/or repurchase our common stock at such time and in such amounts to be determined by our board of directors. Accordingly, we expect to cause our subsidiaries to make distributions to their stockholders or partners, as applicable, in an amount sufficient to enable us to pay such dividends to our stockholders or make such repurchases, as applicable; however, no assurance can be given that such distributions or stock repurchases will or can be made. Our board can reduce or eliminate our dividend, or decide not to repurchase our common stock, at any time, in its discretion. For example, in December 2008, in light of the existing economic environment, our board determined not to continue paying a regular dividend on its common stock in order to retain capital. The board will consider re-establishing the regular quarterly dividend as well as the payment of a special dividend as and when it determines appropriate in the future. Our subsidiaries will be required to make minimum tax distributions and intend to make limited partner profit share distributions to our key personnel pursuant to our limited partner profit share arrangement prior to distributing dividends to our stockholders or repurchasing our common stock. If our subsidiaries have insufficient funds to make these distributions, we may have to borrow funds or sell assets, which could materially adversely affect our liquidity and financial condition. In addition, our subsidiaries’ earnings may be insufficient to enable them to make required minimum tax distributions or intended limited partner profit share distributions to their stockholders, partners or members, as applicable, because, among other things, our subsidiaries may not have sufficient capital surplus to pay dividends or make distributions under the laws of the relevant jurisdiction of incorporation or organization or may not satisfy regulatory requirements of capital adequacy, including the regulatory capital requirements of the FSA in the United Kingdom or the Financial Groups Directive of the European Community. We are also prohibited under the terms of our credit agreement from paying dividends until May 15, 2010 and thereafter, dividends may only be made after the outstanding principal amount of our term and revolving loans falls below $200 million, and are subject to certain restrictions on our repurchases of shares and warrants under our amended credit agreement.
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
     As a result of the $520.0 million of net AUM that the Principals, the Trustees and certain key personnel have invested in the GLG Funds and managed accounts as of March 31, 2010, other investors in the GLG Funds may perceive conflicts of interest regarding investments in the GLG Funds in which the Principals, the Trustees and other key personnel are personally invested. Actual or perceived conflicts of interests could give rise to investor dissatisfaction or litigation and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with these conflicts of interest. Investor dissatisfaction or litigation in connection with conflicts of interest could materially adversely affect our reputation and our business in a number of ways, including as a result of redemptions by investors from the GLG Funds and a reluctance of counterparties do business with us.
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
     Excluding 12,000,003 warrants beneficially owned by our founders and their affiliates, which are not currently exercisable, as of May 5, 2010, there were 42,484,674 outstanding warrants to purchase shares of common stock, which were exercisable beginning on December 21, 2007. These warrants would only be exercised if the $7.50 per share exercise price is below the market price of our common stock. To the extent they are exercised, additional shares of our common stock will be issued, which will result in dilution to our stockholders and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our shares.
Risks Related to Taxation
Our effective income tax rate depends on various factors and may increase as our business expands into countries with higher tax rates or as we repatriate more profits to the U.S.
     There can be no assurance that we will continue to have a low effective income tax rate. We are a U.S. corporation that is subject to the U.S. corporate income tax on its taxable income. Our low effective tax rate is generally attributable to the income tax rates in the jurisdictions in which our entities do business,; the type and relative amount of income earned by our entities in these jurisdictions; the timing and amount of repatriation of profits back to the United States in the form of dividends; and the asset basis step-up and associated 15-year goodwill amortization deduction for US tax purposes (approximately $216 million per year) as a result of the reverse acquisition transaction. We expect that our effective income tax rate may increase as our business expands into countries with higher tax rates. In addition, allocation of income among business activities and entities is subject to detailed and complex rules and depends on the facts and circumstances. No assurance can be given that the facts and circumstances or the rules will not change from year to year or that taxing authorities will not be able to successfully challenge such allocations.
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
     The Obama administration has made a number of proposals to change certain U.S. tax rules for U.S. corporations doing business outside the United States. The proposed changes would limit the ability of U.S. corporations to deduct expenses attributable to offshore earnings, modify the foreign tax credit rules and further restrict the ability of U.S. corporations to transfer funds between foreign subsidiaries without triggering U.S. income tax. The scope of the proposed changes, the form they will take if enacted, and their potential impact is unclear. It is possible that these or other changes in the U.S. tax laws could increase our U.S. income tax liability and adversely affect our profitability.
     No assurances can be given that the U.S. Congress might not enact other tax law changes that would adversely affect us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Share Repurchases
     On November 2, 2007, we initiated a $100.0 million repurchase program for shares of our common stock and warrants to purchase common stock which was approved by our Board of Directors effective through May 2, 2008. On February 4, 2008, the Board of Directors approved an increase of our repurchase program by an additional $100.0 million and extended the program through August 31, 2008, and most recently extended the program through February 8, 2011. Approximately $40.1 million remains available under the program for the repurchase of common stock and warrants as of May 5,2010. Our repurchase program allows management to repurchase shares and warrants at its discretion. Our repurchases of shares and warrants are subject to certain restrictions under our amended credit agreement.
     The table below sets forth information with respect to purchases made by or on behalf of the Company of warrants and shares of common stock during the three months ended March 31, 2010 by month:

			Total Number	Maximum
			of Shares	Approx. Dollar
			Purchased as	Value of Shares
			Part of Publicly	that may yet be
	Total Number	Weighted	Announced	Purchased
	Shares	Average Price	Plans or	Under the Plans
Period	Repurchased	Paid Per Share	Programs	or Programs
January 1-31, 2010	—	—	—	$41,729,869.93
February 1-28, 2010	11,067	$2.70	11,067	$41,699,989.03
March 1-31, 2010	514,349	$3.11	514,349	$40,102,818.81

Total	525,416		525,416

Item 6. Exhibits

Exhibit No.	Description

10.1.1	Amended and Restated Employment Agreement, dated as of March 17, 2010, between the Company and Jeffrey M. Rojek.

10.1.2	Amended and Restated Employment Agreement, dated as of March 17, 2010, between the Company and Simon White.

10.1.3	Amended and Restated Employment Agreement, dated as of March 17, 2010, between the Company and Alejandro San Miguel.

10.2.1*	Letter Agreement, dated as of March 17, 2010, between the Company and Jeffrey M. Rojek amending the Restricted Stock Award Agreements dated March 18, 2008 and March 18, 2009 between the Company and Mr. Rojek.

10.2.2*	Letter Agreement, dated as of March 17, 2010, between the Company and Alejandro San Miguel amending the Restricted Stock Award Agreement dated November 5, 2007 between the Company and Mr. San Miguel.

10.3	Amendment No. 4 to the Credit Agreement, dated as of April 28, 2009, among the Company, FA Sub 1 Limited, FA Sub 2 Limited and FA Sub 3 Limited, each a subsidiary of the Company, Citicorp USA, Inc., as administrative agent, and the other lenders party thereto.

31.1	Certification of Periodic Report by the Co-Chief Executive Officer pursuant to Rule 13a- 14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Periodic Report by the Co-Chief Executive Officer pursuant to Rule 13a- 14(a) of the Securities Exchange Act of 1934.

31.3	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Periodic Report by the Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Report by the Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.3	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of this exhibit have been omitted and filed separately with the Office of the Secretary of the Securities and Exchange Commission pursuant to a confidential treatment request.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLG PARTNERS, INC. (Registrant)
Date: May 7, 2010	By	/s/ Noam Gottesman
		Name:	Noam Gottesman
		Title:	Chairman of the Board and Co-Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description

10.1.1	Amended and Restated Employment Agreement, dated as of March 17, 2010, between the Company and Jeffrey M. Rojek.

10.1.2	Amended and Restated Employment Agreement, dated as of March 17, 2010, between the Company and Simon White.

10.1.3	Amended and Restated Employment Agreement, dated as of March 17, 2010, between the Company and Alejandro San Miguel.

10.2.1*	Letter Agreement, dated as of March 17, 2010, between the Company and Jeffrey M. Rojek amending the Restricted Stock Award Agreements dated March 18, 2008 and March 18, 2009 between the Company and Mr. Rojek.

10.2.2*	Letter Agreement, dated as of March 17, 2010, between the Company and Alejandro San Miguel amending the Restricted Stock Award Agreement dated November 5, 2007 between the Company and Mr. San Miguel.

10.3	Amendment No. 4 to the Credit Agreement, dated as of April 28, 2009, among the Company, FA Sub 1 Limited, FA Sub 2 Limited and FA Sub 3 Limited, each a subsidiary of the Company, Citicorp USA, Inc., as administrative agent, and the other lenders party thereto.

31.1	Certification of Periodic Report by the Co-Chief Executive Officer pursuant to Rule 13a- 14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Periodic Report by the Co-Chief Executive Officer pursuant to Rule 13a- 14(a) of the Securities Exchange Act of 1934.

31.3	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Periodic Report by the Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Report by the Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.3	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of this exhibit have been omitted and filed separately with the Office of the Secretary of the Securities and Exchange Commission pursuant to a confidential treatment request.