Form 10-Q
period 2010-06-30
GLG Partners, Inc.
filed 2010-08-09
CIK 1365790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2010
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 4, 2010, there were 251,883,013 shares of the registrant’s common stock outstanding.

FORWARD-LOOKING STATEMENTS
     In addition to historical information, this Quarterly Report on Form 10-Q contains and incorporates by reference statements relating to our future results (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 21E of the Exchange Act and are subject to the “safe harbor” created by such section. Our actual results may differ materially from those projected as a result of certain risks and uncertainties. Our forward-looking statements include, but are not limited to, statements regarding our expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates”, “believe”, “continue”, “could”, “estimate”, “expect”, “intend”, “may”, “might”, “plan”, “possible”, “potential”, “predict”, “project”, “should”, “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.
     The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on our expectations and beliefs as of the date of these statements concerning future developments and their potential effects on us and speak only as of the date of such statement. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q and the following:
•	satisfaction of the conditions of the pending acquisition transaction with Man Group plc, including the approval of a majority of unaffiliated stockholders;

•	the costs and expenses associated with the pending acquisition transaction;

•	contractual restrictions on the conduct of our business included in the merger agreement;

•	the potential loss of key personnel, disruption of our business and operations or any impact on our relationships with third parties as a result of the pending acquisition transaction;

•	any delay in consummating the proposed acquisition transaction or the failure to consummate the transaction;

•	the outcome of, or expenses associated with, any litigation which may arise in connection with the pending acquisition transaction, including the purported civil suits filed in Delaware Chancery Court and New York Supreme Court;

•	the volatility in the financial markets;

•	our financial performance;

•	market conditions for the investment funds and managed accounts we manage;

•	performance of the investment funds and managed accounts we manage, the related performance fees and the associated impacts on revenues, net income, cash flows and fund inflows/outflows;

•	the impact of net inflows on our mix of assets under management and the associated impacts on revenues;

•	the cost of retaining our key investment and other personnel or the loss of such key personnel;

•	risks associated with the expansion of our business in size and geographically;

•	operational risk, including counterparty risk;

•	litigation and regulatory enforcement risks, including the diversion of management time and attention and the additional costs and demands on our resources;

•	risks associated with the use of leverage, investment in derivatives, availability of credit, interest rates and currency fluctuations,

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

GLG PARTNERS, INC.
INDEX

PAGE
PART I. FINANCIAL INFORMATION	5

Item 1. Financial Statements:

Condensed Consolidated Balance Sheets — June 30, 2010 (Unaudited) and December 31, 2009	5

Unaudited Condensed Consolidated Statements of Operations — Three and Six Months Ended June 30, 2010 and June 30, 2009	6

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Deficit — Six Months Ended June 30, 2010	7

Unaudited Condensed Consolidated Statements of Cash Flows — Six Months Ended June 30, 2010 and June 30, 2009	8

Notes to the Unaudited Condensed Consolidated Financial Statements	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3. Quantitative and Qualitative Disclosures About Market Risk	50

Item 4. Controls and Procedures	52

PART II. OTHER INFORMATION	53
Item 1. Legal Proceedings	53

Item 1A. Risk Factors	53

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	74

Item 6. Exhibits	75

Signature	77
EX-31.1
EX-31.2
EX-31.3
EX-32.1
EX-32.2
EX-32.3
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I . FINANCIAL INFORMATION
Item 1. Financial Statements
GLG PARTNERS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(US Dollars in thousands, except share and per share amounts)

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$201,338	$263,782
Restricted cash	25	5,746
Fees receivable	68,073	104,541
Unsettled fund receivables	12,903	8,948
Prepaid expenses and other assets	35,113	36,892

Total Current Assets	317,452	419,909

Non-Current Assets
Investments at fair value	29,551	22,048
Goodwill	587	587
Intangible assets (net of accumulated amortization of $4,505 and $2,768, respectively)	29,931	34,153
Property and equipment (net of accumulated depreciation and amortization of $17,521 and $15,485, respectively)	12,901	12,856
Other non-current assets	9,595	11,228

Total Non-Current Assets	82,565	80,872

Total Assets	$400,017	$500,781

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Rebates and sub-administration fees payable	$15,813	$19,717
Accrued compensation, benefits and profit share	44,982	138,686
Income taxes payable	3,399	9,095
Distributions payable	10,062	6,840
Unsettled fund payables	16,142	9,819
Accounts payable and other accruals	41,975	42,187
Revolving credit facility	12,281	12,281
Other liabilities	15,862	13,886

Total Current Liabilities	160,516	252,511

Non-Current Liabilities
Deferred tax liability	8,607	10,448
Term loan payable (including unamortized gain on modification of $14,807 and $19,671, respectively)	288,027	292,891
Convertible notes	228,500	228,500

Total Non-Current Liabilities	525,134	531,839

Total Liabilities	685,650	784,350

Stockholders’ Deficit
Common stock, $.0001 par value; 1,000,000,000 authorized, 2010: 251,883,013 issued and outstanding (2009: 252,358,619 issued and outstanding)	$24	$24
Series A voting preferred stock, $.0001 par value; 150,000,000 authorized, 2010: 58,904,993 issued and outstanding (2009: 58,904,993 issued and outstanding)	6	6
Additional paid in capital	1,583,021	1,450,151
Treasury stock, 14,101,424 shares of common stock (2009: 14,101,424)	(193,189)	(193,189)
Accumulated other comprehensive income	5,097	7,250
Accumulated deficit	(1,697,453)	(1,562,009)

Total Controlling Stockholders’ Deficit	(302,494)	(297,767)

Non-controlling interest	16,861	14,198

Total Stockholders’ Deficit	$(285,633)	$(283,569)

Total Liabilities and Stockholders’ Deficit	$400,017	$500,781

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLG PARTNERS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED
STATEMENTS OF OPERATIONS
(US Dollars in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net revenues and other income
Management fees, net	$46,868	$36,031	$89,545	$70,458
Performance fees, net	22,371	37,942	25,088	48,759
Administration, service and distribution fees, net	7,672	5,937	15,016	11,410
Other	308	6,232	1,290	7,229

Total net revenues and other income	77,219	86,142	130,939	137,856
Expenses
Compensation, benefits and profit share	(121,612)	(171,930)	(222,952)	(318,586)
General, administrative and other	(32,302)	(25,426)	(59,050)	(47,743)
Amortization of intangible assets	(853)	(833)	(1,737)	(833)
Third party, distribution, administration and service fees	(811)	(665)	(2,142)	(665)

Total expenses	(155,578)	(198,854)	(285,881)	(367,827)

Loss from operations	(78,359)	(112,712)	(154,942)	(229,971)
Realized loss on available-for-sale investments	(955)	—	(917)	(21,217)
Gain on debt extinguishment	—	84,821	—	84,821
Gain on business combination – negative goodwill	—	21,122	—	21,122
Fair value movement in trading securities	(455)	—	22	—
Interest income	162	291	417	649
Interest expense	(2,697)	(3,619)	(5,998)	(6,567)

Loss before income taxes	(82,304)	(10,097)	(161,418)	(151,163)

Income tax benefit / (expense)	(1,315)	(1,934)	7,964	(2,552)

Net loss	(83,619)	(12,031)	(153,454)	(153,715)
Less non-controlling interests:
Share of (income)/losses	10,079	(1,794)	19,067	20,227
Cumulative dividends on exchangeable shares	(1,057)	(10,552)	(1,057)	(11,147)

Net loss attributable to common stockholders	$(74,597)	$(24,377)	$(135,444)	$(144,635)

Net loss per share — basic and diluted	$(0.32)	$(0.11)	$(0.59)	$(0.67)
Weighted average common stock outstanding — basic and diluted (in thousands)	230,675	216,814	230,006	216,789
     The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLG PARTNERS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(US Dollars in thousands)

					Accumulated
			Additional		Other			Total
	Treasury	Common	Paid in	Preferred	Comprehensive	Accumulated	Non-controlling	stockholders
	Stock	Stock	Capital	Stock	Income*	Deficit	Interest	Equity/(Deficit)
Balance as of December 31, 2009	$(193,189)	$24	$1,450,151	$6	$7,250	$(1,562,009)	$14,198	$(283,569)

Comprehensive loss
Net loss						(135,444)	(19,067)	(154,511)
Unrealized loss on available-for-sale equity investments (net of $197 tax)					(573)		(134)	(707)
Transfer to realized loss on available-for-sale equity investments (nil tax applicable)					743		174	917
Foreign currency translation (nil tax applicable)					(2,323)		(554)	(2,877)

Total comprehensive loss					(2,153)	(135,444)	(19,581)	(157,178)
Share based compensation			134,566				22,236	156,802
Capital contributions			35				8	43
Shares repurchased			(1,731)					(1,731)

Balance as of June 30, 2010	$(193,189)	$24	$1,583,021	$6	$5,097	$(1,697,453)	$16,861	$(285,633)

*	Comprised of: unrealized gain on available-for-sale investments of $1,196 at June 30, 2010, $1,027 at December 31, 2009; foreign currency translation of $3,901 at June 30, 2010, $6,223 at December 31, 2009.
     The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLG PARTNERS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED
STATEMENTS OF CASH FLOWS
(US Dollars in thousands)

	Six Months Ended June 30,
	2010	2009
Cash Flows From Operating Activities
Net loss	$(153,454)	$(153,715)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on business combination – negative goodwill	—	(21,122)
Gain on debt extinguishment	—	(84,821)
Fair value movement in trading securities	(22)	—
Depreciation and amortization	4,528	2,579
Share based compensation	156,802	246,323
Amortization of gain on debt extinguishment	(4,864)	—
Cumulative dividend	(1,057)	(11,147)
Foreign exchange remeasurement on bank accounts	5,961	(4,362)
Realized loss on available-for-sale investments	917	21,217
Cash flows due to changes in (net of non cash assets of acquired subsidiaries):
Fees receivable	36,468	(25,542)
Prepaid expenses and other assets	3,412	(19,293)
Unsettled fund receivables	(3,955)	—
Rebates and sub-administration fees payable	(3,904)	(739)
Accrued compensation, benefits and profit share	(93,704)	(16,440)
Income taxes payable	(5,696)	3,478
Distributions payable	3,222	(968)
Accounts payable and other accruals	(2,053)	(4,468)
Unsettled fund payables	6,323	—
Other liabilities	3,133	(19,990)

Net cash used in operating activities	(47,943)	(89,010)
Cash Flows From Investing Activities
Redemption of available-for-sale securities	1,850	35,748
Cash acquired (net of purchase consideration) of subsidiary	—	7,337
Purchase of trading securities	(11,541)	—
Purchase of intangible assets	(998)	—
Transfer from /(to) restricted cash	5,721	(61)
Purchase of property and equipment	(1,838)	(971)

Net cash (used in)/provided by investing activities	(6,806)	42,053
Cash Flows From Financing Activities
Issuance of convertible notes	—	228,500
Loan repayment	—	(170,700)
Debt issuance costs	—	(11,225)
Share repurchases	(1,731)	(64,544)
Capital contributions	43	(136)

Net cash used in financing activities	(1,688)	(18,105)

Net decrease in cash and cash equivalents	(56,437)	(65,062)
Effect of foreign currency translation on cash	(6,007)	7,156
Cash and cash equivalents at beginning of period	263,782	316,195

Cash and cash equivalents at end of period	$201,338	$258,289

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

GLG PARTNERS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(US Dollars in thousands, except share and per share amounts) (cont’d)
Non-controlling Interests in Consolidated Subsidiaries
FA Sub 2 Limited Exchangeable Shares
     Upon consummation of the Acquisition, Noam Gottesman and the Gottesman GLG Trust received, in exchange for their interests in the GLG Entities, 58,904,993 exchangeable Class B ordinary shares of FA Sub 2 Limited (the “Exchangeable Shares”) and 58,904,993 shares of the Company’s Series A voting preferred stock (the “Series A preferred stock”), in addition to their proportionate share of the cash consideration.
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
     The holders of the Exchangeable Shares receive a cumulative dividend based on the Company’s estimate of the net taxable income of FA Sub 2 Limited allocable to such holders multiplied by an assumed tax rate of 44.38%. The cumulative dividend rights of the holders of the Exchangeable Shares are in excess of those of the Company’s common stockholders, and these rights are presented as an expense within non-controlling interest in the condensed consolidated statements of operations. The amount recorded in respect of the cumulative dividends for the three months ended June 30, 2010 and 2009, were $1,057 and $10,552, respectively, and for the six months ended June 30, 2010 and 2009, were $1,057 and $11,147, respectively.
     At the FA Sub 2 Limited level, the Exchangeable Shares have the same liquidation and income rights as other ordinary shareholders of FA Sub 2 Limited, and consequently the non-controlling interest is calculated as the Exchangeable Shareholder’s proportionate share of net assets.
Proposed Acquisition Transaction
     On May 17, 2010, the Company announced a transaction to be acquired by Man Group plc (“Man”) through two concurrent transactions: a cash merger under a merger agreement with Man and Escalator Sub 1 Inc. (“Merger Sub”), pursuant to which (i) Merger Sub will merge with and into the Company, (ii) the separate corporate existence of Merger Sub will thereupon cease, and (iii) the Company will be the surviving corporation in the merger and a wholly owned subsidiary of Man; and a share exchange under a share exchange agreement among Man and Noam Gottesman, Pierre Lagrange and Emmanuel Roman, together with their related trusts and affiliated entities and two limited partnerships that hold shares for the benefit of key personnel who are participants in the Company’s equity participation plans.
     The completion of the pending acquisition transaction is subject to certain conditions, including, among others (i) the approval of the merger by GLG stockholders, including the affirmative vote by the holders of a majority of the outstanding shares of GLG common stock and preferred stock and the non-waivable affirmative vote by the holders of a majority of the outstanding shares of GLG common stock (other than shares held by the selling stockholders and their affiliates, Man and its affiliates, GLG and GLG’s affiliates (other than directors on the special committee of GLG’s board of directors) and GLG’s employees), (ii) the affirmative vote by the holders of a majority of Man’s outstanding ordinary shares, (iii) the absence of certain legal impediments to the consummation of the merger, (iv) subject to certain materiality exceptions, the accuracy of the representations and warranties made by GLG, Man, Merger Sub and the selling stockholders, respectively, compliance by GLG, Man and Merger Sub with GLG’s and their respective obligations under the merger agreement and compliance by Man and the selling stockholders with their respective obligations under the share exchange agreement, (v) the transactions contemplated by the share exchange agreement having been consummated and (vi) the non-occurrence of a Company Material Adverse Effect (as defined in the merger agreement) on the Company.

GLG PARTNERS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(US Dollars in thousands, except share and per share amounts) (cont’d)
     If the acquisition transaction is consummated, the common stock of the Company will be delisted from the New York Stock Exchange and deregistered under the Securities Exchange Act of 1934, as amended, and the Company will no longer file periodic reports with the SEC.
     Legal, accounting and advisory transaction costs associated with the proposed acquisition of $9,818 have been included in General, Administrative and Other costs within the consolidated statement of operations.
     Contingent upon the closure of the transaction, additional advisory costs of $7,500 plus 0.6% of the implied equity value greater than $4.50 per share are payable to the Company’s financial advisors.
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

GLG PARTNERS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(US Dollars in thousands, except share and per share amounts) (cont’d)
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
Operating Leases
     During the quarter ended March 31, 2010 the Company completed the sublease of a portion of one of its rental properties. As the Company is expected to incur an excess of costs on the subleased space over anticipated revenues, a loss of $4,092 was recognized on execution of the sublease in the first quarter and first six months of 2010. Sublease income is recorded in other income.
Unsettled Fund Receivables and Payables
     For our Open Ended Investment Collective Funds businesses, the company acts as intermediary for the collection of subscriptions due from customers and payable to the funds, and for redemption requests receivable from funds and payable to customers. In each case an unsettled fund receivable or payable is recorded.
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

GLG PARTNERS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(US Dollars in thousands, except share and per share amounts) (cont’d)
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
3. RECENT ACCOUNTING PRONOUNCEMENTS
Consolidation (ASC Topic 810): Amendments for Certain Investment Funds. Reporting entities are required to apply the amended guidance as of the beginning of its first annual reporting period that begins after November 15, 2009, and for interim periods within that first annual reporting period. That effective date coincides with the effective date for the Statement of Financial Accounting Standards (“SFAS”) No. 167 (“SFAS 167”) amendments to ASC Topic 810. The amendments to the consolidation requirements of ASC Topic 810 resulting from the issuance of SFAS 167 are deferred for a reporting entity’s interest in an entity (1) that has all the attributes of an investment company or (2) for which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies. An entity that qualifies for the deferral will continue to be assessed under the overall guidance on the consolidation of variable interest entities in ASC Subtopic 810-10 (before the SFAS 167 amendments) or other applicable consolidation guidance, such as the guidance for the consolidation of partnerships in ASC Subtopic 810-20.
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
a) Assets and Liabilities measured at fair value on a recurring basis:
     The following table presents fair value measurements for major categories of the Company’s financial assets measured at fair value on a recurring basis:

GLG PARTNERS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(US Dollars in thousands, except share and per share amounts) (cont’d)

	June 30, 2010			December 31, 2009
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Foreign exchange derivatives (presented in other assets)	$—	$—	—	$—	$274	$—
Trading investments	—	11,265	6,319	—	—	6,319
Available-for-sale investments	—	—	11,967	—	—	15,729

	$—	$11,265	$18,286	$—	$274	$22,048

Foreign exchange derivatives
     Foreign exchange derivatives which are valued at quoted forward prices from foreign exchange counterparties and discounted to present value using prevailing risk free rates for the Company’s functional currency.
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

GLG PARTNERS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(US Dollars in thousands, except share and per share amounts) (cont’d)
     A reconciliation of the movements in Level 3 assets is presented below:

	Fair Value Measurements
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Movements in Level 3 assets for the six months ended June 30, 2010 were as follows:
Investments in GLG Funds
Opening Balance January 1, 2010			$22,048
Change in fair value recorded in other comprehensive income — currency translation adjustment			(244)
Change in unrealized losses recorded in other comprehensive income			(511)
Distribution in specie for vesting requirements			(1,157)
Redemption proceeds			(1,850)

Closing Balance June 30, 2010			$18,286

Total unrealized gains in investments			$1,196

     During the six months ended June 30, 2010, the Company redeemed $1,521 of its investments in the GLG Global Opportunity Special Assets Fund and $329 of its investments in the GLG Multi-strategy Coupon Fund. Also, in the six months ended June 30, 2010, the Company distributed (in specie) $997 of its investments in the GLG Global Opportunity Special Assets Fund and $160 of its investments in the GLG Multi-strategy Coupon Fund to settle vested obligations to members of the equity participation plan (recorded in other liabilities).
     Other than temporary impairment losses on investments in the GLG Funds of $917 have been recorded in the statement of operations for the six months ended June 30, 2010.
     At June 30, 2010 $11,265 was invested in GLG Funds in accordance with the 2009 Deferred Compensation Program. Deferred awards and any related investment earnings or losses will vest to the extent that there are no forfeitures, in two equal installments on March 31, 2011 and 2012 and are accounted for on a straight line basis. As a result of the 2009 Deferred Compensation Arrangement the Company now has investments in the following GLG Funds:

Fund/Investment Strategy		Status	Liquidity Terms
•	GLG Emerging Markets Fund	Trading	60 days notice

•	GLG Emerging Markets Credit Opportunity Fund	Trading	30 days prior to dealing day

•	GLG Atlas Macro Fund	Trading	5 business days notice

•	GLG Atlas Value and Recovery Fund	Trading	1 calendar year prior to relevant redemption day with optional fund gate

•	GLG Market Neutral Fund	Trading	90 calendar days notice

•	GLG European Distressed Fund	Trading	90 calendar days after lockup period

•	GLG Global Equity Tactical Fund	Trading	30 calendar days notice

•	GLG European Opportunity Fund	Trading	5 business days notice

•	GLG European Long-Short Fund	Trading	30 calendar days notice

•	GLG Technology Fund	Trading	5 business days notice

•	GLG Financials Fund	Trading	5 business days notice

•	GLG Global Mining Fund	Trading	25 business days notice

•	GLG UK Select Fund	Trading	Daily

•	GLG Alpha Select (UCITS III) Fund	Trading	5 days prior to dealing day

•	GLG Pure Alpha (UCITS III) Fund	Trading	5 days prior to dealing day

•	GLG Emerging Markets (UCITS III) Fund	Trading	5 days prior to dealing day

•	GLG Alpha Select Fund	Trading	5 business days notice / 30 calendar days notice

•	GLG Performance (Distributing) Fund	Trading	5 business days notice

GLG PARTNERS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(US Dollars in thousands, except share and per share amounts) (cont’d)
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
     The Company has determined its investments in these GLG Funds to be Level 2 assets. Movements in deferred compensation investments, and related compensation obligations during the six months ended June 30, 2010 are as follows:

Trading Securities – Investments in GLG Funds
Investments purchased at cost	$11,541
Change in fair value recorded in statement of operations	22
Remeasurement of foreign currency denominated investments recorded in general administrative and other costs	(298)

Investments at fair value	$11,265

Represented by the following compensation:
Accrued compensation recognized in statement of operations on straight line basis	$1,775
Reduction in compensation recognized in respect of investment losses	(43)
Compensation to be recognized over remaining vesting period of 21 months	9,533

$11,265

GLG PARTNERS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(US Dollars in thousands, except share and per share amounts) (cont’d)
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
Convertible notes
     There are no active markets for the Company’s convertible notes. The Company has determined the fair value of the convertible note to be $284,935 by comparing inactive market broker quotes to internal models.
c) Fair value measurements of Other assets and liabilities recorded at other than fair value:
     The carrying value of other financial assets and liabilities approximates fair value.
5. DEBT
     The Company had debt of $528,808 outstanding at June 30, 2010 and $533,672 at December 31, 2009, as follows:

	Weighted Average	June 30,	December 31,
	Interest Rate	2010	2009
Revolving credit facility	2.76%	$12,281	$12,281
Terms loans	2.76%	288,027	292,891
Convertible Note	5.00%	228,500	228,500

Total Debt		$528,808	$533,672

GLG PARTNERS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(US Dollars in thousands, except share and per share amounts) (cont’d)
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
At June 30, 2010, the Company has no hedges.
     The fair value of financial instruments has been recorded as follows:

	Three months ended	Six months ended
	June 30, 2010	June 30, 2010
Total Fair Value of Derivative Financial Instruments (included in Other Assets)	$0	$0
Less: Fair value of Derivative Financial Instruments at start of period	(142)	(274)

Movement in Fair Value of Derivative Financial Instruments during the period	$(142)	$(274)

Changes in Fair Values are allocated as follows:
Statement of Changes in Stockholders’ Deficit:
Gain recorded in other comprehensive loss in period — cash flow hedges	$0	$134
Gain reclassified from other comprehensive loss to statement of operations	(92)	(134)

Total gain in other comprehensive loss	$(92)	$0

Statement of Operations:
Decrease in General, Administrative & Other expenses — effective portion of hedge reclassified from other comprehensive income	$92	$92
Increase in Management Fees — effective portion of hedge reclassified from other comprehensive income	0	42

Total effective portion of hedge reclassified from other comprehensive income	92	134
Decrease in Other income (ineffective portion of hedge and excluded from effectiveness assessment)	(142)	(408)

Total impact on Statement of Operations	$(50)	$(274)

Total impact on Comprehensive loss	$(142)	$(274)

7. STOCKHOLDERS’ DEFICIT
Common Stock
     The Company’s authorized capital stock consists of 1,000,000,000 shares of common stock, par value $0.0001 per share, and 150,000,000 shares of preferred stock, par value $0.0001 per share, of which 58,904,993 shares are designated and issued as Series A voting preferred stock.
     The following transactions occurred in the common stock of the Company during 2010:

Number of Shares
Common Stock outstanding at December 31, 2009	252,358,619
Shares cancelled and replaced with restricted stock units	(2,861,694)
Shares repurchased	(565,652)
Shares issued under share plan awards	2,954,240
Stock forfeited and cancelled under share-based compensation arrangements	(2,500)

Common Stock outstanding at June 30, 2010	251,883,013

     No dividends were declared in 2010 or 2009.

GLG PARTNERS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(US Dollars in thousands, except share and per share amounts) (cont’d)
8. COMPREHENSIVE LOSS

	Three months ending June 30, 2010			Three months ending June 30, 2009
	Attributed to	Attributed to		Attributed to	Attributed to
	controlling	Non-controlling	Total	controlling	non-controlling	Total
Net Loss	$(74,597)	$(10,079)	$(84,676)	$(24,377)	$1,794	$(22,583)
Gains on cash flow hedges released to statement of operations	(74)	(18)	(92)	(864)	(207)	(1,071)
Unrealized gains on cash flow hedges	—	—	—	2,403	575	2,978
Change in unrealized (losses)/gains on available-for-sale investments	(485)	(113)	(598)	1,091	—	1,091
Release of unrealized loss on available-for-sale investments to statement of operations	774	181	955		—	—
Foreign currency translation	(381)	(91)	(472)	704	168	872

Total comprehensive loss	$(74,763)	$(10,120)	$(84,883)	$(21,043)	$2,330	$(18,713)

	Six months ending June 30, 2010			Six months ending June 30, 2009
	Attributed to	Attributed to		Attributed to	Attributed to
	controlling	Non-controlling	Total	controlling	non-controlling	Total
Net Loss	$(135,444)	$(19,067)	$(154,511)	$(144,635)	$(20,227)	$(164,862)
Gains on cash flow hedges released to statement of operations	(108)	(26)	(134)	(1,207)	(289)	(1,496)
Unrealized gains on cash flow hedges	108	26	134	3,135	750	3,885
Change in unrealized (losses)/gains on available-for-sale investments	(573)	(134)	(707)	668	—	668
Release of unrealized loss on available-for-sale investments to statement of operations	743	174	917	21,217	—	21,217
Foreign currency translation	(2,323)	(554)	(2,877)	613	146	759

Total comprehensive loss	$(137,597)	$(19,581)	$(157,178)	$(120,209)	$(19,620)	$(139,829)

9. NET LOSS PER SHARE OF COMMON STOCK
     The Company calculates net loss per share of common stock in accordance with ASC Topic 260, Earnings Per Share. The Company calculated diluted earnings per share for all periods using the if-converted method for all participating securities. For the six months ended June 30, 2010 and 2009, the FA Sub 2 Limited Exchangeable Shares were excluded from the calculation of diluted earnings per share as they were anti-dilutive.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net loss applicable to common stockholders	$(74,597)	$(24,377)	$(135,444)	$(144,635)
Weighted-average common stock outstanding (in thousands), basic and diluted	230,675	216,814	230,006	216,789
Net loss per share applicable to common stockholders — basic and diluted	$(0.32)	$(0.11)	$(0.59)	$(0.67)

GLG PARTNERS, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(US Dollars in thousands, except share and per share amounts) (cont’d)
     The following common stock equivalents have been excluded from the computation of weighted-average stock outstanding used for computing diluted earnings per share as of June 30, 2010 and 2009 as they would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Common stock held in Treasury	14,101	21,419	14,101	21,419
FA Sub 2 Limited Exchangeable Shares	58,905	58,905	58,905	58,905
Common stock awarded in connection with share-based compensation arrangements	11,692	11,993	11,692	11,993
Convertible notes	61,424	61,424	61,424	61,424
Sponsors’ Warrants	4,500	4,500	4,500	4,500
Co-investment Warrants	5,000	5,000	5,000	5,000
Public Warrants	32,985	32,985	32,985	32,985

	188,607	196,226	188,607	196,226

In addition to the above, there were 12,000,003 Founders Warrants that are only exercisable if and when the last sales price of the Company’s common stock exceeds $14.25 per share for any 20 trading days within a 30-trading day period beginning 90 days after November 2, 2007
10. INCOME TAXES
The Company’s tax on loss before income taxes was (1.6%) and (19.2%) for the three months ended June 30, 2010 and 2009, respectively. These rates differ from the U.S. Federal rate of tax of 35% due to the impact of non-tax deductible acquisition-related share based compensation of $77,392 (2009: $117,690); the recognition of a loss on available-for-sale equity investments of $955, which is not deductible (2009: $0); and because the Company’s profits are predominantly earned outside the United States, where lower rates of tax apply.
The Company’s tax on loss before income taxes was 4.9% and (1.7%) for the six months ended June 30, 2010 and 2009, respectively. These rates differ from the U.S. Federal rate of tax of 35% due to the impact of non-tax deductible acquisition-related share based compensation of $141,309 (2009: $236,566); the recognition of a loss on available-for-sale equity investments of $917, which is not deductible (2009 loss of $21,217); the release of a provision in respect of unrecognized tax benefits of $7,308 (2009: $0) and because the Company’s profits are predominantly earned outside the United States, where lower rates of tax apply.
11. SUBSEQUENT EVENTS
There were no reportable events subsequent to June 30, 2010.

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
General
Our Business
     We are a global asset management company offering our clients a wide range of performance-oriented investment products and managed account services. Our primary business is to provide investment management advisory services for various investment funds and companies (the “GLG Funds”) and accounts we manage. We derive our revenues primarily from management fees and administration fees charged to the GLG Funds and accounts we manage based on the value of the assets in these funds and accounts, and performance fees charged to the GLG Funds and accounts we manage based on the performance of these funds and accounts. Substantially all of our assets under management, or AUM, are attributable to third-party investors, and the funds and accounts we manage are not consolidated into our financial statements. As of June 30, 2010, our net AUM (net of assets invested in other GLG Funds) were approximately $23.0 billion, as compared to approximately $23.7 billion as of March 31, 2010 and approximately $19.1 billion as of June 30, 2009. As of June 30, 2010, our gross AUM (including assets invested in other GLG Funds) were approximately $24.9 billion, as compared to approximately $25.8 billion as of March 31, 2010 and approximately $21.6 billion as of June 30, 2009.
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
Proposed Acquisition Transaction
     On May 17, 2010, the Company announced a transaction to be acquired by Man Group plc (“Man”) through two concurrent transactions: a cash merger under a merger agreement with Man and Escalator Sub 1 Inc. (“Merger Sub”), pursuant to which (i) Merger Sub will merge with and into the Company, (ii) the separate corporate existence of Merger Sub will thereupon cease, and (iii) the Company will be the surviving corporation in the merger and a wholly owned subsidiary of Man; and a share exchange under a share exchange agreement among Man and Noam Gottesman, Pierre Lagrange and Emmanuel Roman, together with their related trusts and affiliated entities and two limited partnerships that hold shares for the benefit of key personnel who are participants in the Company’s equity participation plans.
     The completion of the pending acquisition transaction is subject to certain conditions, including, among others (i) the approval of the merger by GLG stockholders, including the affirmative vote by the holders of a majority of the outstanding shares of GLG common stock and preferred stock and the non-waivable affirmative vote by the holders of a majority of the outstanding shares of GLG common stock (other than shares held by the selling stockholders and their affiliates, Man and its affiliates, GLG and GLG’s affiliates (other than directors on the special committee of GLG’s board of directors) and GLG’s employees), (ii) the affirmative vote by the holders of a majority of Man’s outstanding ordinary shares, (iii) the absence of certain legal impediments to the consummation of the merger, (iv) subject to certain materiality exceptions, the accuracy of the representations and warranties made by GLG, Man, Merger Sub and the selling stockholders, respectively, compliance by GLG, Man and Merger Sub with GLG’s and their respective obligations under the merger agreement and compliance by Man and the selling stockholders with their respective obligations under the share exchange agreement, (v) the transactions contemplated by the share exchange agreement having been consummated and (vi) the non-occurrence of a Company Material Adverse Effect (as defined in the merger agreement) on the Company.
     If the acquisition transaction is consummated, our common stock will be delisted from the New York Stock Exchange and deregistered under the Securities Exchange Act of 1934, as amended, and we will no longer file periodic reports with the SEC.

     Legal, accounting and advisory transaction costs associated with the proposed acquisition of $9.8 million have been included in General, Administrative and Other costs within the consolidated statement of operations.
     Contingent upon the closure of the transaction, additional advisory costs of $7.5 million plus 0.6% of the implied equity value greater than $4.50 per share are payable to our financial advisors.
Factors Affecting Our Business
     Our business and results of operations are impacted by the following factors:
•	Assets under management. Our revenues from management and administration fees are directly linked to AUM. As a result, our future performance will depend on, among other things, our ability to retain AUM and to grow AUM from existing and new products and the mix of our AUM between different products and associated fee rates.

•	Fund and managed account performance. Our revenues from performance fees are linked to the performance of the GLG Funds and accounts we manage. Performance also affects AUM because it influences investors’ decisions to invest assets in, or withdraw assets from, the GLG Funds and accounts managed by us.

•	Currency exchange rates. The GLG Funds typically offer share classes denominated in multiple currencies and as a result, earn fees in those currencies based on the AUM denominated in those currencies. Consequently, our fee revenues are affected by exchange rate movements.

•	Personnel, systems, controls and infrastructure. We depend on our ability to attract, retain and motivate leading investment and other professionals. Our business requires significant investment in our fund management platform, including infrastructure and back-office personnel. We have in the past paid, and expect to continue in the future to pay, these professionals significant compensation, even during periods we are not profitable, as well as a share of our profits.

•	Fee rates. Our management and administration, service and distribution fee revenues are linked to the fee rates we charge the GLG Funds and accounts we manage as a percentage of their AUM. Our performance fees are linked to the rates we charge the GLG Funds and accounts we manage as a percentage of their performance-driven asset growth, subject to “high water marks”, whereby performance fees are earned by us only to the extent that the net asset value of an investor’s shares in a GLG Fund or the net asset value of an account we manage at the end of a measurement period exceeds the highest net asset value on a preceding measurement period end for which we earned performance fees, and/or subject, in some cases, to performance hurdles.
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
Combination and Consolidation Criteria
     Upon consummation of the acquisition of certain GLG entities by us on November 2. 2007 (the “Acquisition”), the GLG Entities became our wholly owned subsidiaries and from that date the financial statements have been prepared on a consolidated basis and consolidate those entities over which we have control over significant operating, financial or investing decisions.
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
Performance Fees
     Performance fee rates are calculated where applicable as a percentage of investment gains less management and administration fees, subject to “high water marks” and in some cases performance hurdles with a measurement period of generally six months. Funds subject to performance hurdles are: most long-only (only to the extent those funds have a performance fee) and 130/30 strategies funds, four external FoFs, six alternative strategies funds and certain managed accounts.

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
     We also have a limited partner profit share arrangement which remunerates certain individuals through distributions of profits from two of our subsidiaries, GLG Partners LP and GLG Partners Services LP, paid either to two limited liability partnerships in which those individuals are members or directly to certain individuals who are limited partners of GLG Partners Services LP or GLG Partners Services 2 LP. Through these partnership interests and under the terms of services agreements between the subsidiaries and the limited liability partnerships, these individuals are entitled to priority draws and an additional discretionary share of the profits earned by the subsidiaries. Charges related to the limited partner profit share arrangement are recognized as operating expenses as the related revenues are recognized and associated services provided.
Equity-Based Compensation
     Prior to December 31, 2006, GLG had not granted any equity-based awards. In March 2007, GLG established the equity participation plan to provide certain key individuals limited partnership interests in two limited partnerships, Sage Summit LP and Lavender Heights Capital LP, with the right to receive a percentage of the proceeds derived from an initial public offering relating to the Acquired Companies or a third-party sale of the Acquired Companies. Upon consummation of the Acquisition, Sage Summit LP and Lavender Heights Capital LP received collectively 15% of the total consideration of cash and our capital stock payable to the owners of the Acquired Companies in the Acquisition. The equity participation plan is subdivided into an “A Sub-Plan” and a “B Sub-Plan”. These limited partnerships distributed to A Sub-Plan limited partners an aggregate of 25% of such amounts upon consummation of the Acquisition, and the remaining 75% are distributable to the limited partners in three equal installments upon vesting over a three-year period on the first, second and third anniversaries of the consummation of the Acquisition, subject to the ability of the general partners of the limited partnerships, whose respective boards of directors consist of the Trustees, to accelerate vesting. B Sub-Plan member entitlements vest 25% each on the first and second anniversaries and 50% on the third anniversary of the consummation of the Acquisition subject to the ability of the general partners of the limited partnerships, whose respective boards of directors consist of the Trustees, to accelerate vesting.
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
     Ten million shares of our common stock, which were part of the purchase price in respect of the Acquisition, were reserved for allocation under the 2007 Restricted Stock Plan. Of these shares, 9,877,000 shares were allocated to our employees, service providers and certain key personnel in November 2007. As of June 30, 2010, 2,150,500 shares under the Restricted Stock Plan were unallocated following forfeitures (net of new allocations). These awards are subject to vesting, typically over four years, which may be accelerated. In 2007, we also adopted the 2007 Long-Term Incentive Plan (the “2007 LTIP”) under which we were authorized to issue up to 40,000,000 shares and which, other than with respect to outstanding awards, was terminated and replaced in its entirety by the 2009 Long-Term Incentive Plan (the “2009 LTIP”), adopted by our board of directors and approved by our shareholders on May 11, 2009. The 2009 LTIP authorizes the delivery of a maximum of 40,000,000 shares, in addition to the approximately 6,100,000 shares that remained available for awards under the 2007 LTIP as of May 11, 2009. In addition, to the extent that any outstanding awards under our 2007 LTIP are cancelled, forfeited or otherwise lapse unexercised pursuant to the terms of that plan, the shares underlying those awards will be available for awards under the 2009 LTIP.

     References herein to the “LTIP” shall in context be to the 2007 LTIP and the 2009 LTIP. As of June 30, 2010, there were a total of 30,123,241 shares available for awards under the LTIP. The LTIP provides for the grants of incentive and non-qualified stock options, stock appreciation rights, common stock, restricted stock, restricted stock units, performance units and performance shares to employees, service providers, non-employee directors and certain key personnel who hold direct or indirect limited partnership interests in certain GLG entities. Shares of restricted stock awarded under the Restricted Stock Plan and the LTIP are issued and outstanding shares, except in the case of awards under these plans to personnel who are members of the limited partner profit share arrangement in which case shares are issued and become outstanding only as the awards vest. Unvested awards under the LTIP and Restricted Stock Plan which are forfeited, to the extent shares are issued, are returned to us and cancelled.
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
     Our forfeiture assumptions with respect to forfeitures among our stock awards under the Restricted Stock Plan, equity participation plan and LTIP have been set to an assumed rate of 10% per annum. The forfeiture assumption for the agreement among principals and trustees was estimated as zero.
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
     Following the Acquisition, in addition to a portion of our income being subject to U.K. taxation, U.S. taxation will be imposed on our profits earned within the United States as well as on our profits earned outside the United States that are repatriated back to the United States in the form of dividends or that are classified as Subpart F income for U.S. income tax purposes (e.g., dividends and interest). We expect to repatriate some of our profits in this manner and experience U.S. taxation on those repatriated profits. In connection with the Acquisition, we recognized for U.S. income tax purposes the value of goodwill and certain other intangibles which we are amortizing and deducting for U.S. income tax purposes over a 15-year period. This amortization deduction is taken into account in determining how much of the repatriated profits and Subpart F income is subject to U.S. taxation. Depending on the amount of profits earned outside the United States, including the amount of Subpart F income, and the amount of profits repatriated, this tax amortization deduction will effectively reduce U.S. tax expense on repatriated profits and Subpart F income. Allocation of income among business activities and entities is subject to detailed and complex rules applied to facts and circumstances that generally are not readily determinable at the date financial statements are prepared. Accordingly, estimates are made of income allocations in computing financial statement effective tax rates that may differ from actual allocations determined when tax returns are prepared or after examination by tax authorities.

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
Management Fees
     Our gross management fee rates charged to GLG Funds are set as a percentage of fund AUM. Management fee rates vary depending on the product, as set forth in the table below (subject to fee treatment of fund-in-fund reinvestments as described below):

General Range of Gross Fee Rates (% of AUM)
Product	As of June 30, 2010
Alternative strategies funds*	1.50% — 2.50%**
Long-only strategies funds	0.30% — 2.25%
130/30 strategies funds	1.00% — 2.75%
Internal FoF***	0.25% — 1.50%** (at the investing fund level)
External FoF****	1.00% — 1.95%

*	Excludes the GLG European Long-Short (Special Assets) Fund, the GLG North American Opportunity (Special Assets) Fund, the GLG European Opportunity (Lehman Recovery) Fund, the GLG Technology (Lehman Recovery) Fund and the GLG Market Neutral Sidepocket where the management fee is 0.50%.

**	When one of the alternative strategies funds or internal FoFs managed by us invests in an underlying single-alternative strategies fund managed by us, management fees are charged at the investee fund level, except in the case of (1) the GLG Multi-Strategy Fund where management fees are charged at both the investee and investing fund levels and (2) the GLG Balanced Managed Fund and the GLG Stock Market Managed Fund where management fees are charged only at the investing fund level.

***	Excludes the GLG Global Opportunity (Special Assets) Fund.

****	Excludes the GLG MMI Diversified (Special Assets) Fund, GLG MMI Diversified (Special Assets II) Fund and the GLG MMI Enhanced (Special Assets) Fund.
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
Performance Fees
     Our gross performance fee rates where applicable for GLG Funds are set as a percentage of fund performance, calculated as investment gains (both realized and unrealized), less management and administration fees, subject to “high water marks” and, in the case of most long-only (only to the extent these funds have performance fees) and 130/30 strategies funds, four external FoFs, six alternative strategies funds and certain managed accounts, to performance hurdles. As a result, even when a GLG Fund has positive fund performance, we may not earn a performance fee due to negative fund performance in prior measurement periods and in some cases due to a failure to reach a hurdle rate. High water marks and performance hurdles are determined on a fund by fund and investor by investor basis and performance fees are not netted across funds, other than in the case of the special assets funds related to the GLG Emerging Markets Fund, the GLG European Long-Short Fund and the GLG North American Opportunity Fund. These special assets funds do not earn a performance fee until an investor’s high water mark across both the special assets fund and its original fund is exceeded. Accordingly, any funds above high water marks and applicable performance hurdles at the end of the relevant measurement period will contribute to performance fee revenue.
     As of June 30, 2010, we had approximately $8.9 billion, or 68.8%, of AUM above water or within 5% of their respective high water marks out of a potential $12.9 billion in performance fee eligible AUM. This represented a decrease of $0.9 billion, or 9.2%, during the second quarter of 2010. Additionally, approximately $2.7 billion of AUM (excluding special asset funds and funds in the process of closing) were more than 10% below their high water marks.
     Fund performance through June 30, 2010 has increased the additional performance necessary to re-achieve the high-water marks for many GLG Funds. Accordingly, even if our funds that are below high water marks have positive performance in subsequent performance periods, our ability to earn performance fees will be adversely impacted due to the number of funds subject to high water marks and the amounts to be recovered.
     Performance fee rates vary depending on the product, as set forth in the table below (subject to fee treatment of fund-in-fund investments as described below):

General Range of Gross Fee Rates (% of Investment Gains)
Product	As of June 30, 2010
Alternative strategies funds	10% — 30%*
Long-only strategies funds	0% — 20% (may be subject to performance hurdle)
130/30 strategies funds	20% (may be subject to performance hurdle)
Internal FoF	0% — 20%* (at the investing fund level)
External FoF	5% — 10% (may be subject to performance hurdle)

*	When one of the alternative strategies funds or internal FoFs managed by us invests in an underlying alternative strategies funds managed by us, performance fees are charged at the investee fund level, except in the case of the GLG Global Aggressive Fund where performance fees are charged at both the investee and investing fund levels to the extent, if any, that the performance fee charged at the investing fund level is greater than the performance fee charged at the investee fund level.
We do not recognize performance fee revenues until the end of the measurement period when the amounts are crystallized, which for the majority of the investment funds and accounts managed by us is on June 30 and December 31.
     Due to the impact of foreign currency exposures on management and performance fees, we have elected to utilize cash flow hedge accounting to hedge a portion of our anticipated foreign currency denominated revenue. The effective portion of the hedge is recorded as a component of other comprehensive income and is released into management or performance fee income, respectively, when the hedged revenues impact the income statement. The ineffective portion of the hedge is recorded each period as derivative gain or loss in other income or other expense, respectively. See “Quantitative and Qualitative Disclosures About Market Risk — Exchange Rate Risk” in Part I, Item 3, of this Quarterly Report for a further discussion of our foreign exchange and hedging activities.
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
Expenses
Compensation, Benefits and Profit Share
     To attract, retain and motivate the highest quality investment and other professionals, we provide significant remuneration through salary, discretionary bonuses, profit sharing and other benefits. We have built an experienced and highly-regarded investment management team of 133 investment professionals.
     The largest component of expenses is compensation, benefits and profit share payable to our investment and other professionals. This includes significant fixed annual salary, limited partner profit share and other compensation based on individual, team and company performance and profitability.
     Beginning in mid-2006, GLG entered into partnerships with a number of our key personnel in recognition of their importance in creating and maintaining the long-term value of our business. These individuals ceased to be employees and either became holders of direct or indirect limited partnership interests in one of two of our subsidiaries, GLG Partners LP and GLG Partners Services LP, or formed two limited liability partnerships, Laurel Heights LLP and Lavender Heights Capital LLP (the “LLPs”), through which they provided services to the GLG entities. Through these partnership interests, these key individuals are entitled to partnership draws as priority distributions, which are recognized in the period in which they are payable. There is an additional limited partner profit share distribution, which is recognized in the period in which the related revenues are recognized and associated services provided. This additional distribution represents a substantial majority of the limited partner profit share for the year and is typically paid at the beginning of the following year. Key personnel that are participants in the limited partner profit share arrangement do not receive any salaries or discretionary bonuses from us, except for the salary paid by GLG Partners, Inc. to our Chief Operating Officer.
     Under GAAP, limited partner profit share is treated as an operating expense in the period the limited partner provides services.
     Our GAAP employee compensation expense reflects share-based and other compensation recognized in respect of (a) the equity participation plan, the 10,000,000 shares allocated for the benefit of employees, service providers and certain key personnel under the Restricted Stock Plan, approximately 250,000 shares awarded to employees and certain key personnel under the 2007 LTIP at the closing of the Acquisition and the agreement among principals and trustees (collectively, the “Acquisition-related compensation expense”) and (b) share-based compensation recognized in respect of shares awarded post-Acquisition under the LTIP.
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
     The components of non-GAAP CBP are:
•	Base compensation — contractual compensation paid to employees in the form of base salary, which is expensed as incurred.

•	Variable compensation — payments that arise from the contractual entitlements of personnel to a fixed percentage of certain variable fee revenues attributable to such personnel with respect to GLG Funds and managed accounts. The liability for variable compensation is a formulaic obligation calculated by reference to and payable following the crystallization of fee revenues at the end of each fee period, which may be monthly, quarterly, annually or semi-annually (on June 30 or December 31) depending on the fee source.

•	Discretionary compensation — payments that are determined by our management in its sole discretion and are generally linked to performance. In determining such payments, our management considers, among other factors, the ratio of total discretionary compensation to total revenues; however, this ratio may vary between periods and, in particular, significant discretionary bonuses may still be paid in a period of low performance for retention and incentivization purposes. This discretionary compensation is paid to employees in the form of a discretionary cash bonus or share-based compensation. Discretionary compensation is generally declared and paid following the end of each calendar year. However, the estimated discretionary compensation charge is adjusted monthly based on the year-to-date profitability and revenues recognized on a year-to-date basis. As the majority of the GLG Funds crystallize their performance fees at June 30 and December 31, the majority of discretionary compensation expense crystallizes at year end and is typically paid in January and February following the year end. We implemented a deferred compensation program for employees and limited partners in respect of discretionary compensation for 2009. A portion of the discretionary compensation allocated to our investment and other professionals has been deferred in annual installments until the first quarter 2012. Deferred awards given to certain investment professionals and marketers are invested on their behalf into GLG Funds, aligning portfolio manager and marketers’ incentives with those of the investors in such funds and, indirectly, our shareholders. Deferred awards and any related investment earnings or losses will vest to the extent that there are no forfeitures, in two equal installments on March 31, 2011 and 2012 and will be accounted for on a straight line basis. Deferred awards for all other personnel were issued in the form of restricted shares of our common stock, aligning their incentives with our shareholders. The common stock will also vest over a two year period to the extent that there are no forfeitures, in two equal installments on March 31, 2011 and 2012 and will be accounted for on an accelerated method basis.

•	Limited partner profit share — distributions of limited partner profit share under the limited partner profit share arrangement described below.

•	Post-Acquisition LTIP — post-Acquisition share based awards to employees and limited partners who are participants in the limited partner profit share arrangement under the LTIP.
Limited Partner Profit Share
     The key personnel who are participants in the limited partner profit share arrangement provide services to us through two limited liability partnerships, Laurel Heights LLP and Lavender Heights LLP, which are limited partners in GLG Partners LP and GLG

Partners Services LP, respectively. The amount of profits (or limited partner profit share) attributable to each of the LLPs is determined at our discretion based upon the profitability of our business and our view of the contribution to revenues and profitability from the services provided by each limited partnership during that period. These profit shares are recorded as operating expenses matching the period in which the related revenues are accrued and services provided. A portion of the partnership distribution is advanced monthly as a draw against final determination of profit share. Once the final profit allocation is determined, typically in January following each year end, it is paid to the LLPs, as limited partners, less any amounts paid as advance drawings during the year. Other limited partners of GLG Partners Services LP and GLG Partners Services 2 LP who receive profit allocations include four investment professionals who are not members of Lavender Heights LLP, but whose profit distributions from GLG Partners Services LP or GLG Partners Services 2 LP are determined in the same manner as the allocation of profit shares to individual members of the LLP described below and included in the limited partner profit measure, as described below, or based on terms in the partnership agreement.
Allocation of Profit Shares to Individual Members of LLPs
     Profit allocations made to the LLPs by GLG Partners LP and GLG Partners Services LP make up substantially all of the LLPs’ net profits for each period. Members are entitled to a base limited partner profit share priority drawing, which is a fixed amount and paid as a partnership draw. Certain members are also entitled to a variable limited partner profit share priority drawing or contractually agreed additional profit share, in each case, based on a fixed percentage of certain variable fee revenues attributable to such personnel with respect to GLG Funds and managed accounts, which variable profit shares are paid as a partnership draw and additional profit shares are distributed semi-annually. After year end, the managing members of the LLPs will declare discretionary allocations to the key personnel who participate in the limited partner profit share arrangement and who are LLP members from the remaining balance of the LLPs’ net profits, after taking into account the base and variable limited partnership profit share priority drawings, based on their view of those individuals’ contribution to the generation of these profits. This process will typically take into account the nature of the services provided to us by each key personnel, his or her seniority and the performance of the individual during the period. Profit allocations, net of any amounts paid during the year as priority partnership drawings, are typically paid to the members in January and February following each year end.
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
     We implemented a deferred compensation program for employees and limited partners in respect of discretionary compensation for 2009. A portion of the discretionary compensation allocated to our investment and other professionals has been deferred in annual installments until the first quarter 2012. Deferred awards given to certain investment professionals and marketers will be invested on their behalf into GLG Funds, aligning portfolio manager and marketers’ incentives with those of the investors in such funds and, indirectly, our shareholders. Deferred awards and any related investment earnings or losses will vest to the extent that there are no forfeitures, in two equal installments on March 31, 2011 and 2012 and will be accounted for on a straight line basis. Deferred awards for all other personnel will be issued in the form of our common stock, aligning their incentives with our shareholders. The common stock will also vest over a two year period to the extent that there are no forfeitures, in two equal installments on March 31, 2011 and 2012 and will be accounted for on an accelerated method basis.
Acquisition-Related Compensation Expense
     Following the Acquisition, our GAAP compensation, benefits and profit share expense reflects share-based and other compensation recognized with respect to (a) the 15% of the total consideration of cash and capital stock received collectively by Sage Summit LP and Lavender Heights Capital LP in connection with the Acquisition (including with respect to the cash portion of the awards under the equity participation plan in the aggregate amounts of $91 million, $48 million and $6 million for the three 12-month periods beginning with the consummation of the Acquisition), the 10,000,000 shares allocated for the benefit of employees, service providers and certain key personnel under the Restricted Stock Plan, approximately 250,000 shares awarded to employees and certain key personnel under the 2007 LTIP at the closing of the Acquisition and the agreement among principals and trustees and (b) dividends paid on unvested shares that are ultimately not expected to vest.

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
     In addition, we assess the underlying performance of our business based on the measure “non-GAAP adjusted net income”, which adjusts net loss before non-controlling interests for (1) the Acquisition-related compensation expense, (2) the tax benefit related to Acquisition-related compensation that is tax deductible for GAAP purposes, (3) any gains or losses realized from investments in GLG Funds held by equity participation plan participants in connection with the Acquisition, (4) the cumulative dividends payable to the holders of exchangeable shares of our FA Sub 2 Limited subsidiary in respect of our estimate of the net taxable income of FA Sub 2 Limited allocable to such holders multiplied by an assumed tax rate, and (5) amortization of the intangible assets recognized in relation to the acquired management contracts of Société Générale Asset Management UK (“SGAM UK”) and its associated tax effect. See “— Results of Operations — Adjusted Net Income” for reconciliation to GAAP measures for the periods presented.
     We believe that excluding the impact of the above enhances the comparisons to our core results of operations with historical periods and provides a better measure of our economic income.
     Non-GAAP CBP and non-GAAP total expenses are not measures of financial performance under GAAP and should not be considered as an alternative to GAAP compensation, benefits and profit share expense or GAAP total expenses, respectively. Further, non-GAAP adjusted net income is not a measure of financial performance under GAAP and should not be considered as an alternative to GAAP net income as an indicator of our operating performance or any other measures of performance derived in accordance with GAAP.
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
Assets Under Management
     The mix of our AUM changed in the second quarter of 2009 from a portfolio of predominantly higher fee-yielding alternative strategies products to a portfolio with approximately 50% in long-only strategies and managed account products due to the acquisition of SGAM UK, completed in the second quarter of 2009. The effect of this shift has reduced our management fee yields when measured as a percentage of our overall AUM. We expect that the effect on our management fee yields in future periods will continue to be dependent upon asset mix, specific inflows, outflows and other related factors such as these.

June 30, 2010 Compared to March 31, 2010, December 31, 2009 and June 30, 2009
Change in AUM between June 30, 2010, March 31, 2010, December 31, 2009 and June 30, 2009
(U.S. dollars in millions)

	As of Jun.	As of Mar.	3-Month	As of Dec.	6-Month	As of Jun.	12-Month
	30, 2010	31, 2010	Change	31, 2009	Change	30, 2009	Change
Alternative Strategies(1)	$12,088	$12,504	$(416)	$11,501	$587	$10,441	$1,647
Long-only Strategies(2)	12,820	13,340	(520)	12,864	(44)	11,131	1,689

Gross AUM	$24,908	$25,844	$(936)	$24,365	$543	$21,572	$3,336

Less: alternative strategy investments in GLG Funds	(956)	(1,078)	$122	$(1,088)	$132	$(1,456)	$500
Less: long-only strategy investments in GLG Funds	(996)	(1,098)	102	(1,103)	107	(1,022)	26

Net AUM	$22,956	$23,668	$(712)	$22,175	$781	$19,094	$3,862

	As of Jun.	As of Mar.		As of Dec.		As of Jun.
	30, 2010	31, 2010		31, 2009		30, 2009
Quarterly Average gross AUM	$25,376	$25,104		$24,179		$18,495
Quarterly Average net AUM	$23,312	$22,921		$21,901		$18,840
Opening net AUM	$23,668	$22,175		$21,628		$14,031

Inflows	3,397	3,342		3,419		5,634
Outflows	(1,860)	(2,388)		(2,697)		(3,408)

Inflows (net of redemptions)	1,537	954		723		2,226
Performance (gains net of losses and fees)	(1,524)	1,292		18		1,797
Currency translation impact (non-USD AUM expressed in USD)	(725)	(753)		(194)		1,040

Closing net AUM	$22,956	$23,668		$22,175		$19,094

(1)	Alternative strategy gross AUM includes all alternative strategy funds, all 130/30 strategy funds and all managed accounts managed consistent with alternative and 130/30 strategies.

(2)	Long-only strategy gross AUM includes all long-only funds and managed accounts managed consistent with a long-only strategy.
     During the three months ended June 30, 2010, our net AUM decreased by 3.0% to $23.0 billion and our gross AUM decreased by 3.6% to $24.9 billion. The decrease in net AUM was attributable to the following:
•	Negative fund and managed account performance during the second quarter of 2010, resulting in performance losses (net of gains and inclusive of fees) of $1.5 billion.

•	Inflows (net of redemptions) of $1.5 billion in AUM during the second quarter of 2010, primarily driven by:
•	Long-only strategy net inflows of $1.0 billion, which was composed of subscriptions of $2.0 billion offset by redemptions of $1.0 billion; and

•	Alternative strategy net inflows of $0.5 billion, which was composed of subscriptions of $1.4 billion offset by redemptions of $0.9 billion.
•	A strengthening of the U.S. dollar against other currencies in which a portion of our funds and managed accounts are denominated, which resulted in negative foreign exchange impact on AUM of $0.7 billion during the quarter.
     The ratio between net and gross AUM increased during 2009 and continued into 2010, reflecting decreased relative levels of fund-in-fund investments, with respect to investments by our FoF products in certain funds managed by us and investments by certain alternative strategy funds managed by us in other alternative strategy funds managed by us.
     As of June 30, 2010, approximately $0.1 billion of AUM were in GLG Funds for which the related fund boards of directors had suspended redemptions. The funds included: the GLG Credit Fund, the GLG Event Driven Fund, the GLG Global Utilities Fund, the GLG MMI Enhanced II Fund, the GLG EAFE (Institutional) Fund, the GLG Performance Institutional Fund, the GLG MMI Select Fund, the GLG MMI CTA Fund and the GLG MMI Diversified Fund. We continue to receive full management fees for a majority of these funds.

     In addition, as of June 30, 2010, we managed special assets funds which are principally comprised of private placement and other not readily realizable investments that have been transferred from other GLG Funds totaling approximately $0.9 billion. These special assets funds included the GLG Emerging Markets (Special Assets) Fund, GLG European Long-Short (Special Assets) Fund, GLG North American Opportunity (Special Assets) Fund, GLG Global Opportunity (Special Assets) Fund, GLG MMI Diversified (Special Assets) Fund, GLG European Opportunity (Lehman Recovery) Fund, GLG Technology (Lehman Recovery) Fund, GLG MMI Diversified (Special Assets II) Fund and the GLG MMI Enhanced (Special Assets) Fund. The purpose of the special assets funds is to permit the orderly sale of these investments. As investments held by the special assets funds are sold, proceeds will be used to redeem investors from those funds. Other than the GLG Emerging Markets (Special Assets) Fund, which has a management fee of 2.0%, all of the above funds have reduced management fees.
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
     Nearly all of the GLG Funds and several of the GLG institutional managed accounts existing at that time utilized LBIE as a prime broker. All of the GLG Funds and managed accounts existing at that time had LBIE, and a small number of GLG Funds and managed accounts had LBI, as a trading counterparty. In addition, all of GLG’s private client managed accounts at that time used LBIE, and a small number of GLG’s private clients additionally used LBI, as a custodian and broker for their accounts. As a consequence of LBIE being in administration, the GLG Funds and, to the best of our knowledge, the managed accounts which used LBIE as a prime broker, have been unable to access their assets, including all securities and cash, deposited with LBIE, except until recently as described in the next paragraph.
     On December 29, 2009, the administrators of LBIE announced that the conditions to effectiveness of the Claims Resolution Agreement (the “CRA”), a voluntary contractual scheme binding upon LBIE and those clients of LBIE party to it had been satisfied and the CRA became effective on January 21, 2010. All of the relevant GLG Funds became signatories to the CRA. The CRA provides a framework pursuant to which signatories’ trust asset and other claims against LBIE will be resolved resulting in, among other things, the return of trust assets, the determination and discharge of amounts owing to and from LBIE, the implementation of setoff rights and the crystallization of an admitted unsecured claim against LBIE. Trust asset returns pursuant to the CRA began for our Funds (and to our knowledge certain managed accounts) during June 2010 and continue to date. We expect a substantial majority of the GLG Funds’ trust assets under the control of LBIE (principally trust assets other than those for which LBI acted as a sub-custodian) will be returned by the end of 2010. Although no assurance can be given in this regard.
     The net direct exposure of each effected GLG Fund to LBIE and the other entities in the Lehman Brothers group is reflected in the net asset value of each fund and carried by the fund at fair value. The fair value of the exposure is determined on the basis of the best information available to us from time to time, including information received from LBIE, that the claims of the GLG Funds which are signatories to the CRA will be determined as provided in the CRA and on the basis of legal and professional advice obtained for the purpose of determining the rights and obligations of each relevant GLG Fund. Fair value is also determined on the basis of certain assumptions which we believe to be reasonable, including with respect to the level of shortfalls in the recovery of trust assets, the level of recovery from LBI, the level of recovery on client money claims and the ultimate recovery on unsecured claims. The fair value of the exposure is reviewed regularly as needed, including the assumptions, with the relevant GLG Fund’s directors, independent fund administrator and independent auditors, and is updated as necessary, to reflect new information or changes in assumptions. For example, on August 3, 2010, the UK Court of Appeal issued a decision impacting client money claims. As a result of that decision, we reduced our estimated recovery for segregated client money and increased our estimated recovery on unsegregated client money, among other things. We do not believe these changes will have a material adverse affect on us.
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
     As a consequence of the administration of LBIE and the liquidation proceedings under the Securities Investor Protection Act of 1970, as amended, of LBI, our private clients have been unable to access their assets, including all securities and cash, in their respective accounts with LBIE or LBI managed by us, except until recently for those private clients who are signatories to the CRA. To the extent our private clients’ assets constitute securities held in custody by LBIE or LBI, we believe the clients should recover these securities to the extent these securities do not collateralize amounts owing by our clients to LBIE or LBI. To the extent our private client’s assets constitute cash held by LBIE as client money, we believe the clients should recover in the same proportion as all LBIE clients recover client money, with any shortfall generally resulting in an unsecured claim against the LBIE estate. To the extent private clients are owed amounts under trading contracts with LBIE or LBI, we believe such amounts will constitute unsecured claims against LBIE or LBI, as the case may be. Notwithstanding the foregoing, the position of any individual private client will depend on the facts and circumstances surrounding such private client’s claims, as well as their particular legal rights and obligations pursuant to their agreements with LBIE or LBI.
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

Results of Operations
Condensed Consolidated GAAP Statement of Operations Information
(U.S. dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net revenues and other income
Management fees, net	$46,868	$36,031	$89,545	$70,458
Performance fees, net	22,371	37,942	25,088	48,759
Administration, service and distribution fees, net	7,672	5,937	15,016	11,410
Other	308	6,232	1,290	7,229

Total net revenues and other income	77,219	86,142	130,939	137,856

Expenses
Compensation, benefits and profit share	121,612	171,930	222,952	318,586
General, administrative and other	32,302	25,426	59,050	47,743
Amortization of intangible assets	853	833	1,737	833
Third party, distribution, administration and service fees	811	665	2,142	665

Total expenses	155,578	198,854	285,881	367,827

Loss from operations	(78,359)	(112,712)	(154,942)	(229,971)

Realized loss on available-for-sale investments	(955)	—	(917)	(21,217)
Gain on debt extinguishment	—	84,821	—	84,821
Gain on business combination — negative goodwill	—	21,122	—	21,122
Fair value movement in trading securities	(455)	—	22	—
Interest income	162	291	417	649
Interest expense	(2,697)	(3,619)	(5,998)	(6,567)

Loss before income taxes	(82,304)	(10,097)	(161,418)	(151,163)

Income tax benefit / (expense)	(1,315)	(1,934)	7,964	(2,552)

Net loss	(83,619)	(12,031)	(153,454)	(153,715)

Less non-controlling interests:
Share of (income)/losses	10,079	(1,794)	19,067	20,227
Cumulative dividends on exchangeable shares	(1,057)	(10,552)	(1,057)	(11,147)

Net loss attributable to common stockholders	$(74,597)	$(24,377)	$(135,444)	$(144,635)

Net Revenues and Other Income
Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009
Change in GAAP Net Revenues and Other Income between
Three Months Ended June 30, 2010 and June 30, 2009

	Three Months Ended
	June 30,
	2010	2009	Change
	(U.S. dollars in thousands)
Net revenues and other income
Management fees, net	$46,868	$36,031	$10,837
Performance fees, net	22,371	37,942	(15,571)
Administration, service, and distribution fees, net	7,672	5,937	1,735
Other	308	6,232	(5,924)

Total net revenues and other income	$77,219	$86,142	$(8,923)

Key ratios (annualized):
Total net revenues and other income/average net AUM	1.32%	1.83%	(0.51%)
Management fees/average net AUM	0.80%	0.77%	0.03%
Administration, service and distribution fees/average net AUM	0.14%	0.13%	0.01%
     Total net revenues and other income decreased by $8.9 million, or 10.4%, to $77.2 million for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. This decrease was driven primarily by lower performance fees and other income offset by higher management fee, and administration, service and distribution fee revenue due to net AUM inflows and fund performance.
     For management fee and administration, service and distribution fee revenues, we use net fee yield as a measure of our fees generated for every dollar of our net AUM. The net management fee and administration, service and distribution fee yield is equal to the management fees and administration, service and distribution fees, respectively, divided by average net AUM for the applicable period.
     Net management fees increased by $10.8 million, or 30.1%, to $46.9 million. This increase in net management fees was driven by the increase in AUM due to net inflows and fund performance since June 30, 2009. Our overall management fee yield has increased 3 basis points as compared to last year as the percentage of alternative strategy assets have increased.
     Net performance fees decreased by $15.6 million, or 41.0%, to $22.4 million. The decrease in fees was driven by:
•	the impact of the number of GLG Funds able to meet their respective performance fee hurdle rates or high water marks since performance fees last crystallized and the absolute performance of those funds; and

•	the timing of AUM inflows and outflows from the GLG Funds, resulting in reduced crystallized performance fees during the three months ended June 30, 2010.
     Net administration, service and distribution fees increased by $1.7 million, or 29.2%, to $7.7 million. This increase was primarily driven by the effect of increased levels of AUM.
     Other income decreased by $5.9 million primarily due to lower foreign currency balances producing gains in the current period partially offset by other fees generated by a subset of our long-only products.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009
Change in GAAP Net Revenues and Other Income between
Six Months Ended June 30, 2010 and June 30, 2009

	Six Months Ended
	June 30,
	2010	2009	Change
	(U.S. dollars in thousands)
Net revenues and other income
Management fees, net	$89,545	$70,458	$19,087
Performance fees, net	25,088	48,759	(23,671)
Administration, service, and distribution fees, net	15,016	11,410	3,606
Other	1,290	7,229	(5,939)

Total net revenues and other income	$130,939	$137,856	$(6,917)

Key ratios (annualized):
Total net revenues and other income/average net AUM	1.14%	1.82%	(0.68%)
Management fees/average net AUM	0.78%	0.93%	(0.15%)
Administration, service and distribution fees/average net AUM	0.13%	0.15%	(0.02%)
     Total net revenues and other income decreased by $6.9 million, or 5.0%, to $130.9 million for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. This decrease was driven primarily by lower performance fees and other income offset by higher management fee, and administration, service and distribution fee revenue due to net AUM inflows, fund performance and the higher average net AUM levels resulting from the SGAM UK acquisition in Q2 2009.
     For management fee and administration, service and distribution fee revenues, we use net fee yield as a measure of our fees generated for every dollar of our net AUM. The net management fee and administration, service and distribution fee yield is equal to the management fees and administration, service and distribution fees, respectively, divided by average net AUM for the applicable period.
     Net management fees increased by $19.1 million, or 27.1%, to $89.5 million. This increase in net management fees was driven by the increase in AUM through assets obtained in the SGAM UK acquisition, as well as net AUM inflows and fund performance. Our overall management fee yield has decreased as compared to the same period last year resulting from the changing mix of AUM towards lower fee-yielding products and the impact of the SGAM UK acquisition-related long-only AUM.
     Net performance fees decreased by $23.7 million, or 48.5% to $25.1 million. The decrease in fees was driven by:
•	the impact of the number of GLG Funds able to meet their respective performance fee hurdle rates or high water marks since performance fees last crystallized and the absolute performance of those funds; and

•	the timing of AUM inflows and outflows from the GLG Funds, resulting in reduced crystallized performance fees during the six months ended June 30, 2010.
     Net administration, service and distribution fees increased by $3.6 million, or 31.6% to $15.0 million. This increase was primarily driven by the effect of increased levels of AUM and the SGAM UK acquisition.
     Other income decreased by $5.9 million primarily due to lower foreign currency balances producing gains in the current period partially offset by other fees generated by a subset of our long-only products.

Expenses
Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009
Change in GAAP Expenses between
Three Months Ended June 30, 2010 and June 30, 2009

	Three Months Ended June 30,
	2010	2009	Change
	(U.S. dollars in thousands)
Expenses
Compensation, benefits and profit share	$121,612	$171,930	$(50,318)
General, administrative and other	32,302	25,426	6,876
Amortization of intangible assets	853	833	20
Third party distribution, administration and service fees	811	665	146

Total expenses	$155,578	$198,854	$(43,276)

Key ratios (annualized):
Compensation, benefits and profit share/total GAAP net revenues and other income	157.5%	199.6%	(42.1%)
General, administrative and other/total GAAP net revenues and other income	41.8%	29.5%	12.3%
Total expenses/total GAAP net revenues and other income	201.5%	230.8%	(29.3%)
     Our overall GAAP expenses decreased by $43.3 million, or 21.8%, to $155.6 million. Compensation, benefits and profit share decreased by $50.3 million, or 29.3%, to $121.6 million, primarily as a result of a reduction of $48.4 million in the expenses relating to Acquisition-related share based compensation. In particular the Acquisition related expense relating to the agreement among principals and trustees decreased by $38.6 million and those related to employees and key personnel decreased by $9.5 million mainly due to vesting in the fourth quarter of 2009.
     Other factors contributing to the decrease in compensation, benefit and profit share include the following:
•	recognition in second quarter of 2009 of one-time restructuring costs associated with the SGAM UK acquisition;

•	lower level of non-cash share based compensation in second quarter of 2010 when compared with second quarter of 2009 which had reflected an elevated level due to share awards granted in 2008 and in 2009 as part of rebuilding certain investment management teams; and

•	the reversal of payroll liabilities as a result of the positive conclusion of a certain statutory audit.
     This was partially offset by increases in compensation, benefits and profit share including the following:
•	non-cash share-based compensation attributable to the change in the share price between the date the proposed acquisition transaction with Man was announced and June 30, 2010 with respect to those share awards accounted for on a variable basis;

•	increased level of run rate fixed compensation, variable and discretionary elements of compensation due to increased AUM levels and market conditions; and

•	recognition of the compensation and limited partner profit share related to the deferred compensation program implemented as discussed in more detail below.
     As a result of the equity awards granted following the Acquisition, we anticipate, based on our share price as at June 30, 2010 and current forfeiture estimates, that a total $16.4 million of post-acquisition share based compensation will be recognized in future periods in respect of non-vested awards, of which $9.1 million will be recognized over the remainder of 2010 and a further $7.3 million will be recognized in 2011 and 2012 as the awards vest.
     We implemented a deferred compensation program for employees and limited partners in respect of discretionary compensation for 2009. A portion of the discretionary compensation allocated to our investment and other professionals has been deferred in annual installments until the first quarter 2012. Deferred awards given to certain investment professionals and marketers are invested on their behalf into GLG Funds, aligning portfolio manager and marketers’ incentives with those of the investors in such funds and, indirectly, our shareholders. Deferred awards and any related investment earnings or losses will vest to the extent that there are no forfeitures, in two equal instalments on March 31, 2011 and 2012 and will be accounted for on a straight line basis. Deferred awards for all other personnel were issued in the form of restricted shares of our common stock, aligning their incentives with our shareholders. The common stock will also vest over a two year period to the extent that there are no forfeitures, in two equal instalments on March 31, 2011 and 2012 and will be accounted for on an accelerated method basis. We deferred $12.9 million of compensation under the deferred compensation program for 2009 in respect of discretionary awards, of which $1.8 million was recognized in earnings in the three months ended June 30, 2010.
     General, administrative and other expenses increased by $6.9 million, or 27.0%, primarily as a result of $9.8 million of transaction costs incurred related to the proposed acquisition transaction with Man. The transaction costs mainly relate to investment banking, legal and due diligence related costs that have been incurred in the current quarter. Excluding these costs, general administrative and other expenses declined by 11.6% when compared to the same quarter last year, primarily due to the ongoing expense reduction measures and foreign exchange effects.
     Third party distribution, administration and service fees, which reflect fund administration costs as well as cross-selling fees related to the funds acquired as part of the SGAM UK acquisition, increased by approximately $0.1 million for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009.
Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009
Change in GAAP Expenses between
Six Months Ended June 30, 2010 and June 30, 2009

	Six Months Ended June 30,
	2010	2009	Change
	(U.S. dollars in thousands)
Expenses
Compensation, benefits and profit share	$222,952	$318,586	$(95,634)
General, administrative and other	59,050	47,743	11,307
Amortization of intangible assets	1,737	833	904
Third party distribution, administration and service fees	2,142	665	1,477

Total expenses	$285,881	$367,827	$(81,946)

Key ratios (annualized):
Compensation, benefits and profit share/total GAAP net revenues and other income	170.3%	231.1%	(60.8%)
General, administrative and other/total GAAP net revenues and other income	45.1%	34.6%	10.5%
Total expenses/total GAAP net revenues and other income	218.3%	266.8%	(48.5%)
     Our overall GAAP expenses decreased by $81.9 million, or 22.3%, to $285.9 million. Compensation, benefits and profit share decreased by $95.6 million, or 30.0%, to $223.0 million, primarily as a result of a reduction of $108.7 million in the expenses relating to Acquisition-related share based compensation. In particular the Acquisition related expense relating to the agreement among principals and trustees decreased by $77.1 million and those related to employees and key personnel decreased by $31.6 million mainly due to vesting in the fourth quarter of 2009
     Other factors contributing to the decrease in compensation benefit and profit share includes:
•	the reversal of payroll liabilities as a result of the positive conclusion of a certain statutory audit; and

•	lower level of non-cash share based compensation in second quarter of 2010 when compared with second quarter of 2009 which had reflected an elevated level due to share awards granted in 2008 and in 2009 as part of rebuilding certain investment management teams which were reflected in 2009 expense.
     This was offset by increases in compensation, benefits and profit share including the following:
•	increased level of run rate fixed compensation, variable and discretionary elements of compensation due to increased AUM levels and market conditions;

•	recognition of the compensation and limited partner profit share related to the deferred compensation program implemented as discussed in more detail below; and

•	non-cash share-based compensation attributable to the change in the share price between the date the proposed acquisition transaction with Man was announced and June 30, 2010 with respect to those share awards accounted for on a variable basis.

     As a result of the equity awards granted following the Acquisition, we anticipate, based on our share price as at June 30, 2010 and current forfeiture estimates, that a total $16.4 million of post-acquisition share based compensation will be recognized in future periods in respect of non-vested awards, of which $9.1 million will be recognized over the remainder of 2010 and a further $7.3 million will be recognized in 2011 and 2012 as the awards vest
     We implemented a deferred compensation program for employees and limited partners in respect of discretionary compensation for 2009. A portion of the discretionary compensation allocated to our investment and other professionals has been deferred in annual installments until the first quarter 2012. Deferred awards given to certain investment professionals and marketers are invested on their behalf into GLG Funds, aligning portfolio manager and marketers’ incentives with those of the investors in such funds and, indirectly, our shareholders. Deferred awards and any related investment earnings or losses will vest to the extent that there are no forfeitures, in two equal installments on March 31, 2011 and 2012 and will be accounted for on a straight line basis. Deferred awards for all other personnel were issued in the form of restricted shares of our common stock, aligning their incentives with our shareholders. The common stock will also vest over a two year period to the extent that there are no forfeitures, in two equal installments on March 31, 2011 and 2012 and will be accounted for on an accelerated method basis.
     We deferred $12.9 million of compensation under the deferred compensation program for 2009 in respect of discretionary awards, of which $2.2 million was recognized in earnings in the six months ended June 30, 2010.
     General, administrative and other expenses increased by $11.3 million, or 23.7% primarily as a result of $9.8 million of transaction costs related to the proposed acquisition transaction with Man and $4.1 million was recognized on execution of the sublease in London. The transaction costs mainly relate to investment banking, legal and due diligence related costs that have been incurred in the current quarter. Excluding these costs, general administrative and other expenses decreased by 5.5% when compared to the same period last year, primarily due to the ongoing expense reduction measures and foreign exchange effects.
     Amortization costs related to the intangible assets as part of the SGAM UK acquisition increased by $0.9 million to $1.7 million during the six months ended June 30, 2010 due to the SGAM Acquisition being completed in April 2009.
     Third party distribution, administration and service fees which reflect fund administration costs as well as cross-selling fees related to the funds acquired as part of the SGAM UK acquisition increased by approximately $1.5 million for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009.

Non-GAAP Expense Measures
     As discussed above under “— Assessing Business Performance”, we present a non-GAAP compensation, benefits and profit share measure. The table below reconciles GAAP compensation, benefits and profit share to non-GAAP CBP for the periods presented.
     Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009
Change in Non-GAAP Expenses between
Three Months Ended June 30, 2010 and June 30, 2009

	Three Months Ended June 30,
	2010	2009	Change
	(U.S. dollars in thousands)
Non-GAAP expenses
GAAP compensation, benefits and profit share	$121,612	$171,930	$(50,318)
Less: Acquisition-related compensation expense	(80,466)	(128,851)	48,385

Non-GAAP CBP	41,146	43,079	(1,933)
Third party distribution, administration and service fees	811	665	146
GAAP general, administrative and other	32,302	25,426	6,876

Non-GAAP total expenses	$74,259	$69,170	$5,089

Key ratios (based on non-GAAP measures):
Non-GAAP CBP /total GAAP net revenues and other income	53.3%	50.0%	3.3%
General, administrative and other / total GAAP net revenues and other income	41.8%	29.5%	12.3%
Non-GAAP total expenses /total GAAP net revenues and other income	96.2%	80.3%	15.9%
     Non-GAAP total expenses increased by $5.1 million, or 7.4%, to $74.3 million, primarily as a result of an increase in general, administrative and other expenses slightly offset by a decrease in non-GAAP CBP which was the result of the following including:
•	recognition in second quarter of 2009 of one-time restructuring costs associated with the SGAM UK acquisition;

•	lower level of non-cash share based compensation in second quarter of 2010 when compared with second quarter of 2009 which had reflected an elevated level due to share awards granted in 2008 and in 2009 as part of rebuilding certain investment management teams which were reflected in 2009 expense; and

•	the reversal of payroll liabilities as a result of the positive conclusion of a certain statutory audit which was partially offset by:
•	increased level of run rate fixed compensation, variable and discretionary elements of compensation due to increased AUM levels and market conditions;

•	non-cash share-based compensation attributable to the change in the share price between the date the proposed acquisition transaction with Man was announced and June 30, 2010 with respect to those share awards accounted for on a variable basis; and

•	recognition of the compensation and limited partner profit share related to the deferred compensation program as discussed under “ — Expenses”.
             General, administrative and other expenses increased by $6.9 million, or 27.0%, primarily as a result of $9.8 million of transaction costs incurred related to the proposed acquisition transaction with Man. The transaction costs mainly relate to investment banking, legal and due diligence related costs that have been incurred in the current quarter. Excluding these costs, general administrative and other expenses declined by 11.6% when compared to the same quarter last year, primarily due to the ongoing expense reduction measures and foreign exchange effects

     Third party distribution, administration and service fees which reflect fund administration costs as well as cross-selling fees related to the funds acquired as part of the SGAM UK acquisition increased by approximately $0.1 million for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009.
     Non-GAAP CBP in the future will continue to be impacted as a result of equity awards made in 2009 and the impact of deferral of part of the 2009 compensation that vests over the requisite service periods discussed under “—Expenses”.
Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009
Change in Non-GAAP Expenses between
Six Months Ended June 30, 2010 and June 30, 2009

	Six Months Ended June 30,
	2010	2009	Change
	(U.S. dollars in thousands)
Non-GAAP expenses
GAAP compensation, benefits and profit share	$222,952	$318,586	$(95,634)
Less: Acquisition-related compensation expense	(146,873)	(255,588)	108,715

Non-GAAP CBP	76,079	62,999	13,080
Third party distribution, administration and service fees	2,142	665	1,477
GAAP general, administrative and other	59,050	47,743	11,307

Non-GAAP total expenses	$137,271	$111,407	$25,864

Key ratios (based on non-GAAP measures):
Non-GAAP CBP /total GAAP net revenues and other income	58.1%	45.7%	12.4%
General, administrative and other / total GAAP net revenues and other income	45.1%	34.6%	10.5%
Non-GAAP total expenses /total GAAP net revenues and other income	104.8%	80.8%	24.0%
     Non-GAAP total expenses increased by $25.9 million, or 23.2%, to $137.3 million, primarily as a result of a $13.1 million increase in non-GAAP CBP. The increase in non-GAAP CBP was primarily driven by the following:
•	increased level of run rate fixed compensation, variable and discretionary elements of compensation due to increased AUM levels and market conditions;

•	recognition of the compensation and limited partner profit share related to the deferred compensation program as discussed under “ — Expenses”; and

•	non-cash share-based compensation attributable to the change in the share price between the date the proposed acquisition transaction with Man was announced and June 30, 2010 with respect to those share awards accounted for on a variable basis which was partially offset by:
•	the reversal of payroll liabilities as a result of the positive conclusion of a certain statutory audit; and
•	a lower level of non-cash share based compensation in second quarter of 2010 when compared with second quarter of 2009 which had reflected an elevated level due to share awards granted in 2008 and in 2009 as part of rebuilding certain investment management teams which were reflected in 2009 expense.
          General, administrative and other expenses increased by $11.3 million, or 23.7% primarily as a result of $9.8 million of transaction costs related to the proposed acquisition transaction with Man and $4.1 million was recognized on execution of the sublease in London. The transaction costs mainly relate to investment banking, legal and due diligence related costs that have been incurred in the current quarter. Excluding these costs, general administrative and other expenses decreased by 5.5% when compared to the same period last year, primarily due to the ongoing expense reduction measures and foreign exchange effects.

     Third party distribution, administration and service fees which reflect fund administration costs as well as cross-selling fees related to the funds acquired as part of the SGAM UK acquisition increased by approximately $1.5 million for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009.
     Non-GAAP CBP in the future will continue to be impacted as result of equity awards made in 2009 and the impact of deferral of part of the 2009 compensation that vests over the requisite service periods discussed under “—Expenses”.

Net Interest Expense
     Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009
Change in Net Interest Expense between
Three Months Ended June 30, 2010 and June 30, 2009

	Three Months Ended
	June 30,
	2010	2009	Change
	(U.S. dollars in thousands)
Interest income	$162	$291	$(129)
Interest expense	(2,697)	(3,619)	922

Net interest expense	$(2,535)	$(3,328)	$793

     Interest income decreased by $0.1 million, or 44.3%, to $0.2 million. This decrease was primarily driven by a combination of lower income generating cash balances and a decrease in interest yields on those cash balances.
     Interest expense decreased by $0.9 million, or 25.5%, to $2.7 million. This decrease was primarily driven by amortization of deferred gains on the debt restructuring undertaken during the second quarter of 2009.
     Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009
Change in Net Interest Expense between
Six Months Ended June 30, 2010 and June 30, 2009

	Six Months Ended
	June 30,
	2010	2009	Change
	(U.S. dollars in thousands)
Interest income	$417	$649	$(232)
Interest expense	(5,998)	(6,567)	569

Net interest expense	$(5,581)	$(5,918)	$337

     Interest income decreased by $0.2 million, or 35.7%, to $0.4 million. This decrease was primarily driven by a combination of lower income generating cash balances and a decrease in interest yields on those cash balances.
     Interest expense decreased by $0.6 million, or 8.7%, to $6.0 million. This decrease was primarily driven by amortization of deferred gains on the debt restructuring undertaken during the second quarter of 2009
     Income Taxes
     Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009
     Income tax decreased by $0.6 million to $1.3 million, driven by an increase in loss before income taxes excluding the effect of Acquisition-related compensation expense. We calculate our effective tax rate on profit before tax after certain non-tax deductible expenses and non-taxable income. For the three months ended June 30, 2010, we recognized $80.5 million of Acquisition-related compensation expense, $77.4 million of which is not tax deductible, compared to $128.9 million for the three months ended June 30, 2009, $117.7 million of which is not tax deductible. We also recognized transaction costs of $10.8 million (2009: Nil) and the amortization of intangible assets of $0.9 million (2009: $0.8 million) which are not tax deductible; negative goodwill arising on business combination of $0 (2009: $21.1 million) which is not taxable; and the recognition of a loss on available-for-sale equity investments of $1.0 million (2009: Nil), which is not tax deductible. Our profit before tax and before these expenses was $7.7 million and $87.3 million for the three months ended June 30, 2010 and 2009, respectively. Our effective tax rate based on this measure was 17.0% and 2.2% for the three months ended June 30, 2010 and 2009, respectively. These rates differ from the U.S. Federal rate of tax of 35% due to the impact of Acquisition-related compensation expense, non-taxable gain on extinguishment of debt in 2009 and because the Company’s profits are predominantly earned outside the United States, where lower rates of tax apply.

     Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009
     Income tax decreased by $10.5 million to a benefit of $8.0 million, driven by the release of provisions relating to unrecognized tax benefits as the enquiry window for these provisions closed during the year and an increase in loss before income taxes excluding the effect of Acquisition-related compensation expense. We calculate our effective tax rate on loss/profit before tax and certain non-tax deductible expenses and non-taxable income. For the six months ended June 30, 2010, we recognized $146.9 million of Acquisition-related compensation expense, $141.3 million of which is not tax deductible, compared to $255.6 million for the six months ended June 30, 2009, $236.6 million of which is not tax deductible. We also recognized transaction costs of $10.8 million (2009: Nil) and the amortization of intangible assets of $1.7 million (2009: $0.8 million) which are not tax deductible; negative goodwill arising on business combination of $0 (2009: $21.1 million) which is not taxable; and the recognition of a loss on available-for-sale equity investments of $0.9 million (2009: $21.2 million), which is not tax deductible. Our (loss)/profit before tax and before these expenses was ($6.6) million and $86.3 million for the six months ended June 30, 2010 and 2009, respectively. Our effective tax rate based on this measure was 120.0% and 3.0% for the six months ended June 30, 2010 and 2009, respectively. These rates differ from the U.S. Federal rate of tax of 35% due to the release of a provision for unrecognized tax benefits of $7.3 million (2009: Nil), non-taxable gain on extinguishment of debt in 2009 and because the Company’s profits are predominantly earned outside the United States where lower rates of tax apply.
Gain on business combination
     In connection with the SGAM UK acquisition completed on April 3, 2009, we recorded a bargain purchase gain of approximately $21.1 related to negative goodwill. This gain was primarily driven by:
•	The recording of the fair value of net assets acquired of $27.6 million; and

•	Offset by the consideration of $6.5 million paid to SGAM UK.
There was no corresponding business combination transaction during 2010.
Gain on extinguishment of debt
     On May 15, 2009 the Company restructured its syndicated debt and revolving loan facilities, with $284.5 million ($27.7 million of the revolving credit facility and $256.8 million of the term loan) being repurchased by a consolidated subsidiary at 60% of par value.
     The discount of $113.8 million arising from the restructuring, together with the unamortized costs from the original Acquisition financing of $4.8 million and the direct finance costs relating to the refinancing of approximately $6.0 million were allocated to each syndicate lender. The revolving credit facility and term loans were evaluated to determine whether the facility for each lender had been extinguished, reduced or remained unchanged. The term loans were evaluated under EITF 96-19, now primarily codified in ASC Topic 470, whether the loan for each lender was extinguished, replaced or modified.
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
There was no corresponding extinguishment of debt during 2010.
Realized loss on available-for-sale securities
Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009
     Losses arising from the redemption of investments in GLG Funds to meet vested obligations of the equity participation plan, and recognition of other-than-temporary impairment on the remaining investments were approximately $1.0 million during the three months ended June 30, 2010. There were no corresponding losses in the three months ended June 30, 2009.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009
     Redemptions in the first six months of 2010 were $0.9 million. We recognized $21.2 million in losses during the first quarter of 2009 arising from the redemptions of investments in GLG Funds to meet vesting obligations of the equity participation plan, and recognition of other-than-temporary impairment on the remaining investments.
Non-controlling Interests
Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009
     Non-controlling interests increased by $21.4 million from a loss of $12.3 million as of June 30, 2009 to a gain of $9.0 million as of June 30, 2010. The difference was primarily due to:
•	$11.9 million increase in share of losses attributable to holders of FA Sub 2 Exchangeable Shares; and

•	$9.5 million reduction in cumulative dividends accruing to holders of FA Sub 2 Exchangeable Shares.
Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009
     Non-controlling interests increased by $8.9 million from a gain of $9.1 million as of June 30, 2009 to a gain of $18.0 million as of June 30, 2010. The difference was primarily due to:
•	A decrease of $1.2 million share of losses attributable to FA Sub 2 Exchangeable Shares; and

•	A $10.1 million reduction in cumulative dividends accruing to holders of FA Sub 2 Exchangeable Shares.

Adjusted Net Income
     As discussed above under “— Assessing Business Performance”, we present a non-GAAP adjusted net income measure. The table below reconciles net income to adjusted net income for the periods presented.
     Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009
Change in Non-GAAP Adjusted Net Income/(Loss) between
Three Months Ended June 30, 2010 and June 30, 2009

	Three Months Ended June 30,
	2010	2009	Change
	(U.S. dollars in thousands)
Derivation of non-GAAP adjusted net loss
GAAP net loss before non-controlling interests	$(83,619)	$(12,031)	$(71,588)
Less: Cumulative dividend	(1,057)	(10,552)	9,495
Add: Acquisition-related compensation expense	80,466	128,851	(48,385)
Less: Tax-effect of Acquisition-related compensation expense	(403)	(441)	38
Less: Gain on business combination — negative goodwill	—	(21,122)	21,122
Add: Amortization of intangible assets	853	833	20
Add: Realized loss on available-for-sale investments	955	—	955
Less: Tax-effect of amortization of intangible assets	(238)	(233)	(5)

Non-GAAP adjusted net (loss)/income	$(3,043)	$85,305	$(88,348)

     Adjusted net income decreased by $88.3 million, to a loss of $3.0 million. The decrease between the periods was primarily due to:
•	lower Acquisition-related compensation expense of $48.4 million as a result of the November 2009 vesting of shares under the agreement among principals and trustees and shares granted under equity plans for employees and key personnel; and

•	an increase in GAAP net loss of approximately $71.6 million as a result of (1) decreased revenues driven by lower performance fees and other income, partially offset by increases in management and administration fees due to increased AUM levels, (2) general and administrative costs of $9.8 million in transaction related costs for the proposed acquisition transaction with Man, and (3) the absence of gains on debt extinguishment and SGAM UK business combination in the 2010 period.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009
Change in Non-GAAP Adjusted Net Income/(Loss) between
Six Months Ended June 30, 2010 and June 30, 2009

	Six Months Ended June 30,
	2010	2009	Change
	(U.S. dollars in thousands)
Derivation of non-GAAP adjusted net loss
GAAP net loss before non-controlling interests	$(153,454)	$(153,715)	$261
Less: Cumulative dividend	(1,057)	(11,147)	10,090
Add: Realized loss on available-for-sale investments	917	21,217	(20,300)
Add: Acquisition-related compensation expense	146,873	255,588	(108,715)
Less: Tax-effect of Acquisition-related compensation expense	(627)	(796)	169
Less: Gain on business combination — negative goodwill	—	(21,122)	21,122
Add: Amortization of intangible assets	1,737	833	904
Less: Tax-effect of amortization of intangible assets	(486)	(233)	(253)

Non-GAAP adjusted net (loss)/income	$(6,097)	$90,624	$(96,722)

     Adjusted net income decreased by $96.7 million, to a loss of $6.1 million. The decrease between the periods was primarily due to:
•	lower Acquisition-related compensation expense of $108.7 million as a result of the November 2009 vesting of shares under the agreement among principals and trustees and shares granted under equity plans for employees and key personnel; and

•	offset by a a decrease of $10.1 million in cumulative dividends payable to non-controlling interest holders.
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
     As a result of the credit agreement amendment, (i) the two financial covenants in the credit facility (minimum AUM and leverage ratio) were eliminated; (ii) we are required to use 50% of our excess cash flow (as defined in the amended credit agreement) annually to prepay the outstanding senior loans; and (iii) dividend payments to shareholders can only be made after the outstanding principal amount of the term and revolving loans falls below $200 million.
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
Operating Activities
Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009
     Our net cash used in operating activities was $47.9 million for the six months ended June 30, 2010 compared to $89.0 million of cash used by operating activities for the six months ended June 30, 2009. These amounts primarily reflect cash-based fee income, less cash compensation, benefits and non-personnel costs and tax payments and distributions to limited partners. The mismatch in timing between receipt of largely semi-annual performance fee revenues and the annual payment of associated discretionary compensation and limited partner profit share, when combined with the volatility of performance fee revenues can lead to substantial volatility and differences between net income and cash flows from operations.
     The $41.1 million reduction in net cash used in operating activities was primarily attributable to the following:
•	Management and Administration, Service and Distribution Fees. Management fees and administration, service and distribution fees are largely received monthly and are driven by the average net AUM and fee rates in each fund and managed account. Higher average net AUM resulted in higher year-on-year cash receipts from management and administration, service and distribution fees for an increase of $27.0 million.

•	Performance Fees. Performance fees are generally received every six months in the month following crystallization (i.e., 2010 operating cash flows are the result of receipts of June 2010 and December 2009 performance fees). Performance fees contributed a $30.9 million increase in operating cash flows.

•	Compensation, benefits and profit share. The most significant component of compensation, benefits and profit share is discretionary compensation and discretionary limited partner profit share paid during the year following the year in which the related business performance is achieved (i.e., 2010 compensation cash flows are largely influenced by discretionary compensation and discretionary limited partner profit share paid in respect of 2009 business performance). Operating cash outflows from compensation, benefits and profit share were $36.9 million higher.

•	General, Administrative and Other Expenses. Cash outflow from general, administrative and other expenses were $11.1 million higher.

•	Net Interest. Lower net interest payments contributed an increase of $4.1 million largely driven by an increase in the tenor of the outstanding interest reset period from three to six months.

•	Foreign exchange gains. Remeasurement of foreign currency bank accounts and other income contributed $4.4 million to the decrease in operating cash outflows.

•	Income taxes and cumulative dividend. Payments of income taxes and cumulative dividends were $11.5 million lower than the comparative period.

•	Changes in working capital. Changes in unsettled fund payables net of receivables contributed $8.3 million to the change in operating cash flows.

Investing Activities
Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009
     Our net cash used in investing activities was $6.8 million for the six months ended June 30, 2010 compared to net cash provided by investing activities of $42.1 million for the six months ended June 30, 2009.
     The majority of the $48.9 million decrease was primarily driven by the following:
•	Redemption of available-for-sale securities. The redemption of securities net of securities purchased contributed $1.9 million during the first half of 2010, as opposed to $35.7 million during the first half of 2009.

•	Purchase of trading securities. In the first half of 2010, we purchased securities for $11.5 million in respect of the 2009 Deferred Compensation Arrangement. There were no corresponding purchases in the first half of 2009.

•	Transfer from restricted cash. An increase in the amount transferred from restricted cash contributed an increase of $5.7 million.

•	Purchases of subsidiaries. We purchased SGAM UK in 2009, and there were no corresponding purchases in 2010. This provided for a decrease in cash of $7.3 million.
Financing Activities
Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009
     Our net cash used by financing activities was $1.7 million for the six months ended June 30, 2010 compared to $18.1 million for the six months ended June 30, 2009.
     The decrease in net cash used of $16.4 million was driven by the following:
•	Share repurchases. During the first half of 2010, we repurchased shares of common stock in the amount of $1.7 million, compared to repurchases in the first half of 2009 of $64.5 million.

•	Loan repayments. During the first half of 2009, we restructured our loan agreements such that we made loan repayments of $170.7 million. There were no corresponding loan repayments in the first half of 2010.

•	Issuance of convertible notes. In 2009, we issued $228.5 million aggregate principal amount of convertible notes. There were no issuances in 2010.

•	Debt Issuance Costs. In 2009, we incurred $11.2 million of debt issuance costs. There were no corresponding costs incurred in 2010.
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
Impact on Management Fees
     Our management fees are based on the AUM of the various GLG Funds and accounts that we manage, and, as a result, are impacted by changes in market risk factors. These management fees will be increased or reduced in direct proportion to the impact of changes in market risk factors on AUM in the related GLG Funds and accounts managed by us. A 10% change in the fair values of all of the investments held by the GLG Funds and managed accounts as of June 30, 2010 would impact future net management fees in the following four fiscal quarters by an aggregate of $24.6 million, assuming that there is no subsequent change to the investments held by the GLG Funds and managed accounts in those four following fiscal quarters.
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
Impact on Administration Fees
     Our administration fees are generally based on the AUM of the GLG Funds and managed accounts to which they relate and, as a result, are impacted by changes in market risk factors. Our administration fees will generally increase given an increase in the market value of the investments in the relevant GLG Funds and managed accounts and decrease given a decrease in the market value of the investments in the relevant GLG Funds and managed accounts. A 10% increase/(decrease) in the fair values of all of the investments held by the GLG Funds and managed accounts as of June 30, 2010 would impact future net administration fees in the following four fiscal quarters by an aggregate of $2.7/($2.7) million, respectively, assuming there is no subsequent change to the investments held by the GLG Funds and managed accounts in those four following fiscal quarters.
Market Risk
     The GLG Funds and accounts managed by us hold investments that are reported at fair value as of the reporting date. Our AUM is a measure of the estimated fair values of the investments in the GLG Funds and managed accounts. Our AUM will therefore increase (or decrease) in direct proportion to changes in the market value of the total investments across all of the GLG Funds and managed accounts. A 10% change in the fair values of all of the investments held by the GLG Funds and managed accounts as of June 30, 2010 would impact our gross AUM by $2.5 billion and net AUM by $2.3 billion as of such date. This change will consequently affect our management fees, performance fees and administration fees as described above.
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
Interest Rate Risk
     The GLG Funds and accounts managed by us hold positions in debt obligations and derivatives thereof, some of which accrue interest at variable rates and whose value is impacted by reference to changes in interest rates. Interest rate changes may therefore directly impact the AUM valuation of these GLG Funds and managed accounts, which may affect our management fees and performance fees as described above. Our long-term debt consists of our outstanding revolving and term loan credit facilities and convertible subordinated notes. Interest on outstanding principal amounts under the revolving and term loan credit facilities is currently based on 3-month LIBOR plus the applicable margin of 2.50%, which is reset periodically and the rate is set at 2.84% until August 16, 2010. A 10% change in the 1-month LIBOR would impact our interest expense by approximately $0.01 million for the 1-month period. The convertible subordinated notes were issued at a fixed rate of 5.00%.
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
     There have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     Risks Related to Our Business
Our pending acquisition transaction with Man may cause disruption in our business and, if the pending transaction does not occur, we will have incurred significant expenses and our stock price may decline.
     Our pending acquisition transaction with Man is contemplated to be made through two concurrent transactions: the merger of a wholly owned subsidiary of Man with and into us and a share exchange transaction in which certain of our stockholders will exchange their shares of our common stock for the ordinary shares of Man.
     On May 17, 2010, we entered into a merger agreement with Man and Merger Sub, pursuant to which (i) Merger Sub will merge with and into us, (ii) the separate corporate existence of Merger Sub will thereupon cease, and (iii) we will be the surviving corporation in the merger and a wholly owned subsidiary of Man. Under the terms of the merger agreement, each issued and outstanding share of our common stock (other than (i) shares owned by us as treasury stock or owned by Man, Merger Sub or certain subsidiaries of ours, all of which will be canceled, (ii) shares held by dissenting stockholders, (iii) restricted shares issued under our stock and incentive plans, and (iv) awards under our stock and incentive plans representing a right to receive shares of our common stock) will be converted into the right to receive $4.50 in cash, without interest, at which time all such shares of our common stock will no longer be outstanding and will automatically be canceled.
     Concurrently with the execution and delivery of the merger agreement, Man and the GLG stockholders party thereto entered into a share exchange agreement, pursuant to which each selling stockholder agreed to exchange, immediately prior to the effective time of the merger, (A) their shares of our common stock, (B) their FA Sub 2 Exchangeable Shares which, together with shares of a class of our preferred stock also held by such persons, are exchangeable into shares of our common stock (after exercising such exchange rights), and (C) any other shares of our capital stock or FA Sub 2 Exchangeable Shares acquired by such selling stockholder after the date of the share exchange agreement (collectively, the “Subject Shares”) for the ordinary shares of Man at an exchange ratio, effective as of the date of the share exchange agreement of 1.0856 ordinary shares of Man per Subject Share, subject to reduction. Subject Shares will not include (i) any shares of our common stock acquired by a selling stockholder upon conversion of our convertible notes, and (ii) the number of shares of our common stock acquired by each selling stockholder on the open market prior to the date of the share exchange agreement. The exchange ratio may decrease prior to closing subject to the provisions of the share exchange agreement.
     The completion of the pending acquisition transaction is subject to certain conditions, including, among others (i) the approval of the merger by our stockholders, including the affirmative vote by the holders of a majority of the outstanding shares of our common stock and preferred stock and the non-waivable affirmative vote by the holders of a majority of the outstanding shares of our common stock (other than shares held by the selling stockholders and their affiliates, Man and its affiliates, us and our affiliates (other than directors on the special committee of our board of directors) and our employees), (ii) the affirmative vote by the holders of a majority of Man’s outstanding ordinary shares, (iii) the absence of certain legal impediments to the consummation of the pending merger, (iv) subject to certain materiality exceptions, the accuracy of the representations and warranties made by us, Man, Merger Sub and the selling stockholders, respectively, compliance by us, Man and Merger Sub with our and their respective obligations under the merger agreement and compliance by Man and the selling stockholders with their respective obligations under the share exchange agreement,

(v) the transactions contemplated by the share exchange agreement having been consummated and (vi) the non-occurrence of a Company Material Adverse Effect (as defined in the merger agreement) on our Company.
     The announcement of the pending acquisition transaction, whether or not consummated, may result in the redemption of investments in the GLG funds and managed accounts, the postponement of investments by new clients or additional investments by existing clients in GLG funds and managed accounts, a loss of key personnel and may disrupt our business and operations, which may have an impact on our financial performance. The merger agreement generally requires us to operate our business in the ordinary course pending consummation of the merger, but includes certain contractual restrictions on the conduct of our business that may affect our ability to execute on our business strategies and attain our financial goals. Additionally, the announcement of the pending acquisition transaction, whether or not consummated, may impact our relationships with third parties.
     We cannot predict whether the closing conditions for the pending acquisition transaction set forth in the merger agreement and the share exchange agreement will be satisfied. As a result, there can be no assurance that the pending acquisition transaction will be completed. If the closing conditions for the pending acquisition transaction set forth in the merger agreement and the share exchange agreement are not satisfied or waived pursuant to the merger agreement and the share exchange agreement, respectively, or if the pending acquisition transaction is not completed for any other reason, the market price of our common stock may decline. In addition, if the pending acquisition transaction does not occur, we will nonetheless remain liable for significant expenses that we have incurred related to the acquisition transaction. These matters, alone or in combination, could have a material adverse effect on our business, financial condition, results of operations and stock price.
We are subject to litigation related to the proposed acquisition transaction with Man.
     A purported class action civil suit was filed in the Delaware Court of Chancery against us, our board of directors and Man. Two purported class action civil suits were filed in New York Supreme Court against us, our board of directors and Man. The complaints purport to assert claims on behalf of the company’s stockholders relating to the proposed acquisition transaction. No specific claim is made against the Company, although it is named as a defendant in each of the civil suits.
     If the plaintiffs ultimately prevail in these lawsuits or any other lawsuits that may be filed in connection with the proposed acquisition transaction, our insurance coverage may not cover our total liabilities and expenses associated with the lawsuits, as we have deductibles on certain aspects of the coverage. In addition, subject to certain limitations, we are obligated to indemnify our current and former directors, officers and employees in connection with their exercise of fiduciary duties in relation to the evaluation and execution of the proposed acquisition transaction.
     Any conclusion of these lawsuits in a manner adverse to us could have a material adverse effect on our business, results of operation, financial condition and cash flows. In addition, the cost to us of defending these lawsuits, even if resolved in our favor, could be substantial. These lawsuits could also result in a diversion of management and employee attention and resources, all of which could materially and adversely affect our business and results of operations.
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
     Our revenues from management and administration fees depend on our AUM and our revenues from performance fees depend upon positive performance in excess of “high water marks” or benchmarks. If these market conditions recur, they may impact our ability to consistently generate non-volatile investment performance, retain AUM, and attract new AUM, and may result in higher levels of redemptions from the GLG Funds and managed accounts.
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
     We use U.S. dollars as our reporting currency. Our clients invest in GLG Funds and managed accounts in different currencies, including Pounds Sterling and Euros. To the extent that our fee revenues are based on AUM denominated in such foreign currencies, our reported fee revenues may be significantly affected by the exchange rate of the U.S. dollar against these currencies. Typically, an increase in the exchange rate between U.S. dollars and these currencies will reduce the impact of revenues denominated in these currencies in our financial statements. For example, management fee revenues derived from each Euro of AUM denominated in Euros will decline in U.S. dollar terms if the value of the U.S. dollar appreciates against the Euro. In addition, the calculation of the amount of our AUM is affected by exchange rate movements as AUM denominated in currencies other than the U.S. dollar are converted to U.S. dollars. We also incur a significant portion of our expenditures in currencies other than U.S. dollars. As a result, our business is subject to the effects of exchange rate fluctuations with respect to any currency conversions. Our failure to hedge these risks correctly, the cost of such hedging and/or our decision not to hedge could negatively impact our business, results of operations and financial condition.
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
     We have and may continue to grow through the acquisition of other asset management businesses and the addition of portfolio managers. For example, in April 2009, we completed the acquisition of SGAM UK, Société Générale’s UK long-only asset management business, and in March 2009 and April 2010, we became investment managers of the funds and accounts previously managed by Pendragon Capital and Tisbury Capital, respectively, whose founders joined us as portfolio managers. Integrating these new portfolio managers and their teams, operations, funds and accounts may be expensive, time-consuming and a further strain on our resources and may not be successful. The diversion of management’s attention and any delays or difficulties encountered in connection with these acquisitions and the integration of these portfolio managers, operations, funds and accounts may have an adverse effect on our business, results of operations or financial condition.
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
     We generate a significant proportion of our revenue from a small number of our top clients. As of June 30, 2010, the assets of our top individual client accounted for approximately 4% of our net AUM. As of June 30, 2010, our largest institutional investor account represented approximately 11% of our net AUM, with the top ten accounts collectively representing approximately 50% of our net AUM. The loss of all or a substantial portion of the business provided by one or more of these clients would have a material impact on the income we derive from management and performance fees and consequently have a material adverse effect on our business, results of operations or financial condition.
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
     Institutional and individual clients, and firms and agencies with which we have strategic alliances, can terminate their relationships with us for various reasons, including unsatisfactory investment performance, interest rate changes and financial market performance, or no reason. Termination of these relationships could have a material adverse effect on our business, results of operations and financial condition. Each of the GLG Funds has appointed either GLG Partners (Cayman) Limited (in the case of Cayman Islands funds and the Luxembourg fund) or GLG Partners Asset Management (in the case of the Irish funds) as the manager under the terms of a management agreement, which is terminable on 30 days’ written notice by either party (i.e., the fund or the manager). The articles of association of each GLG Fund provide that the fund cannot terminate the management agreement unless holders of not less than 50% of the outstanding issued share capital have previously voted in favor of the termination at a general meeting of the fund. For each GLG Fund, the manager has appointed GLG Partners LP as investment manager under the terms of an investment management agreement, which is terminable on 30 days’ written notice by either party (i.e., the manager or the investment manager).
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
     We have used a significant amount of borrowings to finance our business operations as a public company, including for the provision of working capital, warrant and share repurchases, making minimum tax distributions and limited partner profit share distributions, acquisition financing and general business purposes. As of June 30, 2010, we had an aggregate of $514.0 million of indebtedness outstanding, including $55.5 million held by affiliates of ours. This indebtedness consists of floating rate revolving and term loans with an aggregate principal amount outstanding of $285.5 million and fixed rate convertible notes with an aggregate principal amount outstanding of $228.5 million. When these term loan facilities begin to amortize principal in May 2011 and notes mature on May 15, 2014, we will be required to refinance them by entering into new credit facilities or issuing debt securities, which could result in higher borrowing costs, or issuing equity, which would dilute existing stockholders. We could also repay some or all of the loan facilities and notes by using cash on hand or cash from the sale of our assets, provided that sufficient cash and/or assets are available for such purposes. No assurance can be given that we will be able to enter into new credit facilities or issue debt or equity securities in the future on attractive terms, or at all, or that we will have sufficient cash on hand to repay the revolving credit and term loan facilities and notes. In addition, our interest expense on the floating rate debt is subject to fluctuation, which may adversely affect our earnings and liquidity.
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
     In early 2009, legislation was proposed in the U.S. that would subject hedge funds and private investment funds to increased SEC regulation and oversight by removing the exceptions from the definition of “investment company” typically relied upon by hedge funds to avoid any of the requirements of the Investment Company Act and instead replacing them with exemptions from certain of the requirements of the Investment Company Act. As a result, these hedge funds and private investment funds would be “investment companies” for purposes of the Investment Company Act. The proposed legislation would have required that hedge funds or private investment funds that are “investment companies” with at least $50 million in assets or AUM must meet certain additional conditions in order to maintain the exemption under the Investment Company Act, including registration, reporting and other requirements.
     No further action was taken on this proposed legislation and no similar provisions were included in the “Dodd-Frank Wall Street Reform and Consumer Protection Act” that was enacted in July 2010. Nevertheless, it is possible that parts of the legislation, or similar legislation, could be proposed and enacted in the future in the United States. Should this or similar legislation be enacted, the GLG Funds may become subject to these additional registration, reporting and other requirements. As a result, our compliance costs and burdens may increase and the additional restrictions and requirements may constrain our ability to conduct our business as currently conducted, which may adversely affect our business, results of operations or financial condition.
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
     Our business is subject to regulation by various regulatory authorities that are charged with protecting the interests of our customers. The activities of the Company and certain subsidiaries are regulated primarily by the Financial Services Authority (“FSA”) in the United Kingdom and by the Securities and Exchange Commission (“SEC”) in the United States. In addition, our business is subject to regulation in the various other jurisdictions in which it operates, including the Irish Financial Services Regulatory Authority (“IFSRA”), the Cayman Islands Monetary Authority (“CIMA”) and the Commission de Surveillance du Secteur Financier in Luxembourg and we are also subject to regulation in Switzerland, Dubai, Hong Kong and China as the result of expansion in those jurisdictions. In addition, the GLG Funds are subject to regulation in the jurisdictions in which they are organized, and may be subject to regulation in the jurisdictions in which their investors are resident. These and other regulators in these jurisdictions have broad regulatory powers dealing with all aspects of financial services including, among other things, the authority to make inquiries of companies regarding compliance with applicable regulations, to grant — and in specific circumstances to vary or cancel — permits and to regulate marketing and sales practices, advertising and the maintenance of adequate financial resources. We are also subject to applicable anti-money laundering regulations and net worth requirements in the jurisdictions in which we operate.
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
     In July 2010, the U.S. enacted the “Dodd-Frank Wall Street Reform and Consumer Protection Act” which requires a registered investment adviser to a hedge fund or private equity fund to maintain much more detailed records concerning the fund than had previously been required, and to report the information to the SEC. In addition, under the new law, regulators can designate various financial companies, which could include hedge funds, private equity funds and their investment advisers, as systemically important, resulting in such financial companies being subject to enhanced supervision and prudential standards, and could restrict such companies’ activities and investments, including, among other things, requiring minimum capital and liquidity requirements, restricting leverage, requiring concentration limits and restricting certain types of trading activity. The new law also includes other provisions affecting hedge funds, private equity funds and their investment advisers, including monthly reporting of short sales and clearing and regulation of derivatives trades, which could increase compliance costs and the cost of GLG Funds’ derivatives trades. Much of the new law’s requirements are subject to final rulemaking by the SEC and other regulators. Depending on the scope of such rules, we and the GLG Funds could become subject to significantly increased compliance burdens, and if we or any GLG Funds are designated as systemically important, we and the GLG Funds could become potentially subject to restrictions that could severely restrict our ability and the ability of the GLG Funds to conduct our business as currently conducted, which may adversely affect our business, results of operation or financial condition.

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
     The net direct exposure of each effected GLG Fund to LBIE and the other entities in the Lehman Brothers group is reflected in the net asset value of each fund and carried by the fund at fair value. The fair value of the exposure is determined on the basis of the best information available to us from time to time, including information received from LBIE, that the claims of the GLG Funds which are signatories to the CRA will be determined as provided in the CRA and on the basis of legal and professional advice obtained for the purpose of determining the rights and obligations of each relevant GLG Fund. Fair value is also determined on the basis of certain assumptions which we believe to be reasonable, including with respect to the level of shortfalls in the recovery of trust assets, the level of recovery from LBI, the level of recovery on client money claims and the ultimate recovery on unsecured claims. The fair value of the exposure is reviewed regularly as needed, including the assumptions, with the relevant GLG Fund’s directors, independent fund administrator and independent auditors, and is updated as necessary, to reflect new information or changes in assumptions.
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
We are no longer a “controlled company” within the meaning of the NYSE Listed Company Manual and, as a result, we may be delisted if we fail to comply within the one-year transition period with certain NYSE corporate governance standards that we were not subject to as a controlled company.
     Following the withdrawal on May 16, 2010 of Martin E. Franklin as a member of the voting agreement among certain of our shareholders, referred to as the controlling shareholders, which include the Principals, their Trusts and certain other shareholders, we are no longer a “controlled company” under the NYSE rules (i.e., a company of which more than 50% of the voting power is held by an individual, a group or another company). As a result, we are no longer exempt from certain corporate governance standards required for listed companies under the NYSE rules.
     Under the NYSE rules, when a “controlled company” ceases to be controlled, there is a transition period of one year during which it must phase-in to full compliance with the NYSE corporate governance requirements, including that (1) each of its nominating and compensation committees consists of at least one independent director as of the date it ceases to be a controlled company, (2) those committees consist of a majority of independent directors within 90 days after it ceases to be a controlled company and (3) each of its nominating and compensation committees consists of independent directors and its board consists of a majority of independent directors within one year after it ceases to be a controlled company. In addition, the company is required to have adopted the requisite committee charters as of the date it ceases to be a controlled company.
     Currently, our board of directors does not consist of a majority of directors that are “independent” under the NYSE rules, and our Compensation Committee does not currently consist of only directors that are “independent”. Our Nominating Committee consists of one “independent” director. While we intend to be in compliance with the NYSE corporate governance standards within the requisite transition period, if we are not in compliance within that period, we may be delisted by the NYSE.
The concentration of ownership of our common stock and Series A voting preferred stock with our controlling stockholders will limit our stockholders’ ability to influence corporate matters requiring stockholder approval and may involve other risks.
     Certain of our stockholders who have entered into a voting agreement, referred to as the controlling stockholders, beneficially own shares of our common stock and Series A voting preferred stock which collectively represent approximately 48.9% of our voting power. Due to this concentrated control, the controlling stockholders could have a substantial impact on the outcome of all matters requiring stockholder approval and could preclude any unsolicited acquisition of our company or deprive stockholders of an opportunity to receive a premium for their shares as part of a sale of our company. This concentrated ownership could limit our stockholders’ ability to influence corporate matters or otherwise adversely affect the voting and other rights of our stockholders and could ultimately affect the market price of our shares. In addition, pursuant to the voting agreement, we have agreed not to take certain actions without the consent of the controlling stockholders so long as they collectively beneficially own (1) more than 25% of our voting stock and at least one of Messrs. Gottesman, Roman or Lagrange is an employee, partner or member of our company or any of our subsidiaries or (2) more than 40% of our voting stock. These consent rights may limit our ability to take actions that our stockholders view as beneficial.

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
     Because of their ownership of approximately 48.9% of the our voting power, the controlling stockholders may be able to influence the outcome of matters requiring stockholder approval (and may be able to prevent a change of control of our company or cause or prevent a change in the composition of our board of directors, and may be able to preclude any unsolicited acquisition of our company. Certain provisions of Delaware law may also delay or prevent a transaction that could cause a change in our control. Under Delaware law, a corporation may not engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other things, the board of directors has approved the transaction. Our board of directors could rely on this provision to prevent or delay an acquisition of our company. However, the pending merger with Man and Merger Sub was approved by the special committee of our board of directors on May 16, 2010 for purposes of this Delaware law provision.
     The market price of our shares could be adversely affected to the extent that the controlling stockholders influence and/or provisions of our organizational documents discourage potential takeover attempts that our stockholders may favor.
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
• general market and economic conditions, including the substantial volatility experienced in the financial markets in September 2008 and following months; and
• developments in connection with the pending acquisition transaction with Man, including whether the closing conditions for the transaction are satisfied.
If prevailing market and business conditions or similar ones continue to exist or worsen, we could experience continuing or adverse effects on our business, results of operations or financial condition.
We may not be able to pay dividends on our common stock.
     As a holding company, our ability to pay dividends is subject to the ability of our subsidiaries to provide cash to us. We intend to distribute dividends to our stockholders and/or repurchase our common stock at such time and in such amounts to be determined by our board of directors. Accordingly, we expect to cause our subsidiaries to make distributions to their stockholders or partners, as applicable, in an amount sufficient to enable us to pay such dividends to our stockholders or make such repurchases, as applicable; however, no assurance can be given that such distributions or stock repurchases will or can be made. Our board can reduce or eliminate our dividend, or decide not to repurchase our common stock, at any time, in its discretion. For example, in December 2008, in light of the existing economic environment, our board determined not to continue paying a regular dividend on its common stock in order to retain capital. The board will consider re-establishing the regular quarterly dividend as well as the payment of a special dividend as and when it determines appropriate in the future. Our subsidiaries will be required to make minimum tax distributions and intend to make limited partner profit share distributions to our key personnel pursuant to our limited partner profit share arrangement prior to distributing dividends to our stockholders or repurchasing our common stock. If our subsidiaries have insufficient funds to make these distributions, we may have to borrow funds or sell assets, which could materially adversely affect our liquidity and financial condition. In addition, our subsidiaries’ earnings may be insufficient to enable them to make required minimum tax distributions or intended limited partner profit share distributions to their stockholders, partners or members, as applicable, because, among other things, our subsidiaries may not have sufficient capital surplus to pay dividends or make distributions under the laws of the relevant jurisdiction of incorporation or organization or may not satisfy regulatory requirements of capital adequacy, including the regulatory capital requirements of the FSA in the United Kingdom or the Financial Groups Directive of the European Community. Under the terms of our amended credit agreement dividends may only be made after the outstanding principal amount of our term and revolving loans falls below $200 million, and we are subject to certain restrictions on our repurchases of shares and warrants under our amended credit agreement.
As a result of the Acquisition, we incur significant non-cash amortization charges related to equity-based compensation expense associated with the vesting of certain equity-based awards, which reduces our net income and may result in further net losses.
     Compensation and benefits post-acquisition reflect the amortization of significant non-cash equity-based compensation expense associated with the vesting of equity-based awards over the next four years. The compensation and benefits expense relates to the 10,000,000 shares of our common stock issued for the benefit of our employees, service providers and certain key personnel under our 2007 Restricted Stock Plan; 33,000,000 shares of our common stock and $150 million in cash and promissory notes issued for the benefit of certain of our key personnel participating in our equity participation plan; and 77,604,988 shares of common stock and 58,904,993 exchangeable Class B ordinary shares of FA Sub 2 Limited subject to an agreement among our principals and trustees. These shares are subject to certain vesting and forfeiture provisions, and the related share-based compensation expenses are being recognized on a straight-line basis over the requisite service period. This treatment under GAAP reduces our net income and may result in further net losses in future periods.
Fulfilling our obligations as a public company will be expensive and time consuming.
     As a public company, we are required to prepare and file periodic and other reports with the SEC under applicable U.S. federal securities laws and to comply with other requirements of U.S. federal securities laws, such as establishing and maintaining disclosure controls and procedures and internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002. In addition, under the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC, as well as the rules of the NYSE we are required to maintain certain corporate governance practices and to adhere to a variety of reporting requirements and accounting rules. Compliance with these obligations requires significant time and resources from our management and our finance and accounting staff, may require additional staffing and infrastructure and will make some activities more time consuming and costly. We incur significant legal, accounting, insurance and financial costs as a public company. As a result of the increased costs associated with being a public company, our operating income as a percentage of revenue is likely to be lower.
     The failure to address actual or perceived conflicts of interest that may arise as a result of the investment by the Principals and other key personnel of at least 50% of the after-tax cash proceeds they received in the Acquisition in GLG Funds, may damage our reputation and materially adversely affect our business.
     As a result of the $481.0 million of net AUM that the Principals, the Trustees and certain key personnel have invested in the GLG Funds and managed accounts as of June 30, 2010, other investors in the GLG Funds may perceive conflicts of interest regarding investments in the GLG Funds in which the Principals, the Trustees and other key personnel are personally invested. Actual or perceived conflicts of interests could give rise to investor dissatisfaction or litigation and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with these conflicts of interest. Investor dissatisfaction or litigation in connection with conflicts of interest could materially adversely affect our reputation and our business in a number of ways, including as a result of redemptions by investors from the GLG Funds and a reluctance of counterparties do business with us.
We may choose to redeem our outstanding warrants at a time that is disadvantageous to our warrant holders.
     We may redeem the warrants issued as a part of our publicly traded units and the co-investment warrants at any time beginning December 21, 2007, in whole and not in part, at a price of $0.01 per warrant, upon a minimum of 30 days’ prior written notice of redemption, if and only if, the last sales price of our common stock equals or exceeds $14.25 per share for any 20 trading days within a 30-trading day period ending three business days before we send the notice of redemption. Redemption of the warrants could force the warrant holders (1) to exercise the warrants and pay the exercise price therefore at a time when it may be disadvantageous for the holders to do so, (2) to sell the warrants at the then current market price when they might otherwise wish to hold the warrants or (3) to accept the nominal redemption price which, at the time the warrants are called for redemption, is likely to be substantially less than the market value of the warrants.
Our outstanding warrants may be exercised in the future, which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders. This might have an adverse effect on the market price of our common stock.
     Excluding 12,000,003 warrants beneficially owned by our founders and their affiliates, which are not currently exercisable, as of August 4, 2010, there were 42,116,439 outstanding warrants to purchase shares of common stock, which were exercisable beginning on December 21, 2007. These warrants would only be exercised if the $7.50 per share exercise price is below the market price of our common stock. To the extent they are exercised, additional shares of our common stock will be issued, which will result in dilution to our stockholders and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our shares.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Share Repurchases
     On November 2, 2007, we initiated a $100.0 million repurchase program for shares of our common stock and warrants to purchase common stock which was approved by our Board of Directors effective through May 2, 2008. On February 4, 2008, the Board of Directors approved an increase of our repurchase program by an additional $100.0 million and extended the program through August 31, 2008, and most recently extended the program through February 8, 2011. Approximately $40.0 million remains available under the program for the repurchase of common stock and warrants as of August 9, 2010. Our repurchase program allows management to repurchase shares and warrants at its discretion. Our repurchases of shares and warrants are subject to certain restrictions under our amended credit agreement.
     The table below sets forth information with respect to purchases made by or on behalf of the Company of warrants and shares of common stock during the three months ended June 30, 2010 by month:

			Total Number	Maximum
			of Shares	Approx. Dollar
			Purchased as	Value of Shares
			Part of Publicly	that may yet be
	Total Number	Weighted	Announced	Purchased
	of Shares	Average Price	Plans or	Under the Plans
Period	Repurchased	Paid Per Share	Programs	or Programs
April 1-30, 2010	—	—	—	$40,102,819
May 1-31, 2010	40,237	$2.91	40,237	$39,985,729
June 1-30, 2010	—	—	—	$39,985,729

Total	40,237		40,237
Item 6. Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger dated May 17, 2010 by and among the Company, Man Group plc and Escalator Sub 1 Inc., filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated May 19, 2010, is incorporated herein by reference.

2.2	Share Exchange Agreement dated May 17, 2010 by and among Man Group plc and the stockholders of the Company party thereto, filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K dated May 19, 2010, is incorporated herein by reference.

10.1	Voting and Support Agreement dated May 17, 2010 by and among Man Group plc, Escalator Sub 1 Inc. and the stockholders of the Company party thereto, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 19, 2010, is incorporated herein by reference.

10.2	Second Amended and Restated Employment Agreement between the Company and Jeffrey M. Rojek, dated May 16, 2010, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 19, 2010, is incorporated herein by reference.

10.3	Second Amended and Restated Employment Agreement between the Company and Alejandro San Miguel, dated May 16, 2010, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated May 19, 2010, is incorporated herein by reference.

10.4	Second Amended and Restated Employment Agreement between the Company and Simon White, dated May 16, 2010, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated May 19, 2010, is incorporated herein by reference.

10.5	Joinder Agreement dated as of June 21, 2010 by and among the Company, the Blue Hill Trust, the Green Hill Trust, Sage Summit LP, Lavender Heights Capital LP, Man Group plc and Escalator Sub 1 Inc., filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 25, 2010, is incorporated herein by reference.

31.1	Certification of Periodic Report by the Co-Chief Executive Officer pursuant to Rule 13a- 14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Periodic Report by the Co-Chief Executive Officer pursuant to Rule 13a- 14(a) of the Securities Exchange Act of 1934.

31.3	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Periodic Report by the Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Report by the Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

Exhibit No.	Description
32.3	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLG PARTNERS, INC. (Registrant)
Date: August 9, 2010	By	/s/ Noam Gottesman
		Name:	Noam Gottesman
		Title:	Chairman of the Board and Co-Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger dated May 17, 2010 by and among the Company, Man Group plc and Escalator Sub 1 Inc., filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated May 19, 2010, is incorporated herein by reference.

2.2	Share Exchange Agreement dated May 17, 2010 by and among Man Group plc and the stockholders of the Company party thereto, filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K dated May 19, 2010, is incorporated herein by reference.

10.1	Voting and Support Agreement dated May 17, 2010 by and among Man Group plc, Escalator Sub 1 Inc. and the stockholders of the Company party thereto, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 19, 2010, is incorporated herein by reference.

10.2	Second Amended and Restated Employment Agreement between the Company and Jeffrey M. Rojek, dated May 16, 2010, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 19, 2010, is incorporated herein by reference.

10.3	Second Amended and Restated Employment Agreement between the Company and Alejandro San Miguel, dated May 16, 2010, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated May 19, 2010, is incorporated herein by reference.

10.4	Second Amended and Restated Employment Agreement between the Company and Simon White, dated May 16, 2010, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated May 19, 2010, is incorporated herein by reference.

10.5	Joinder Agreement dated as of June 21, 2010 by and among the Company, the Blue Hill Trust, the Green Hill Trust, Sage Summit LP, Lavender Heights Capital LP, Man Group plc and Escalator Sub 1 Inc., filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 25, 2010, is incorporated herein by reference.

31.1	Certification of Periodic Report by the Co-Chief Executive Officer pursuant to Rule 13a- 14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Periodic Report by the Co-Chief Executive Officer pursuant to Rule 13a- 14(a) of the Securities Exchange Act of 1934.

31.3	Certification of Periodic Report by the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Periodic Report by the Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Report by the Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.3	Certification of Periodic Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files.